Form 10-K
period 2021-12-31
COMPASS Pathways plc
filed 2022-02-24
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

⊠    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39522

COMPASS Pathways plc
(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33 Broadwick Street
London W1F 0DQ
United Kingdom
(Address of principal executive offices)

+1 (646) 905-3974
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, par value of £0.008 per share	CMPS	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the most recently completed second fiscal quarter, was $825 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The registrant had 42,019,874 shares of common stock outstanding as of February 17, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Annual Report. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events and are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•the timing, progress and results of our investigational COMP360 psilocybin therapy, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•our reliance on the success of our investigational COMP360 psilocybin therapy;
•the timing, scope or likelihood of regulatory filings and approvals;
•our expectations regarding the size of the eligible patient populations for COMP360 psilocybin therapy, if approved for commercial use;
•our ability to identify third-party clinical sites to conduct our trials and our ability to identify and train appropriately qualified therapists to administer COMP360 psilocybin therapy;
•our ability to implement our business model and our strategic plans for our business and our investigational COMP360 psilocybin therapy;
•our ability to identify new indications for COMP360 beyond our current primary focuses on treatment-resistant depression (TRD) and post-traumatic stress disorder (PTSD);
•our ability to identify, develop or acquire digital technologies to enhance our administration of our investigational COMP360 psilocybin therapy;
•our ability to leverage our technology and drug development candidates to advance new psychedelic compounds in other areas of unmet mental health need;
•our ability to successfully establish and maintain Centers of Excellence;
•our commercialization, marketing and manufacturing capabilities and strategy;
•the pricing, coverage and reimbursement of our investigational COMP360 psilocybin therapy, if approved;
•the scalability and commercial viability of our manufacturing methods and processes;
•the rate and degree of market acceptance and clinical utility of our investigational COMP360 psilocybin therapy, in particular, and psilocybin-based therapies, in general;
•our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;

•our expectations regarding potential benefits of our investigational COMP360 psilocybin therapy and our therapeutic approach generally;
•our expectations around regulatory development paths and with respect to Controlled Substances Act designation;
•the scope of protection we and any current or future licensors or collaboration partners are able to establish and maintain for intellectual property rights covering COMP360;
•our ability to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights and proprietary technology of third parties;
•regulatory developments in the United States, under the laws and regulations of England and Wales, and other jurisdictions;
•developments and projections relating to our competitors and our industry;
•the effectiveness of our internal control over financial reporting;
•our estimates regarding expenses, capital requirements and needs for additional financing;
•our ability to effectively manage our anticipated growth;
•our ability to attract and retain qualified employees and key personnel;
•the effect of the ongoing and evolving COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business or operations;
•whether we are classified as a controlled foreign corporation, or CFC, or a passive foreign investment company, or PFIC, under the Internal Revenue Code of 1986, as amended, for current and future periods; and
•the future trading price of the ADSs and impact of securities analysts’ reports on these prices.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.
You should not rely upon forward-looking statements as predictions of future events, which speak only as of the date made. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Except as otherwise required by the securities laws of the United States, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•We are a clinical stage mental health care company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability;
•Failure to obtain the substantial additional funding we need to complete the development and commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts;
•Raising additional capital may cause dilution to holders of our ordinary shares or ADSs, restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates;
•We are dependent on the successful development of our investigational COMP360 psilocybin therapy. We cannot give any assurance that COMP360 will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized;
•COMP360 is, and any future therapeutic candidates we may develop in the future may be, subject to controlled substance laws and regulations in the jurisdictions where our products, if approved, may be marketed, and failure to comply with these laws and regulations, or the cost of compliance, may adversely affect the results of our business operations and our financial condition, both during clinical development and post approval. In addition, during the review process of COMP360, and prior to approval, the US Food and Drug Administration, or FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse potential, which may delay approval and any potential rescheduling process;
•Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies;
•Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of COMP360 psilocybin therapy or any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals for, and therefore unable to commercialize, COMP360 psilocybin therapy or any future therapeutic candidates on a timely basis or at all;
•COMP360 and any future therapeutic candidates we may develop may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval. If such side effects are identified during the development of COMP360 psilocybin therapy or any future therapeutic candidates or following approval, if any, we may need to abandon our development of such therapeutic candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences;
•Research and development of drugs targeting the central nervous system are particularly difficult, which makes it difficult to predict and understand why the drug has a positive effect on some patients but not others;
•We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators;
•The future commercial success of our investigational COMP360 psilocybin therapy or any future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large;

•Our business and commercialization strategy depends on our ability to identify, qualify, prepare, certify and support third-party therapy sites offering any approved therapy and any inability to do this will limit our commercialization prospects and harm our business, financial condition and results of operations;

•We currently rely on qualified therapists working at third-party clinical trial sites to administer our investigational COMP360 psilocybin therapy in our clinical trials and we expect this to continue upon approval, if any, of COMP360 or any of our future therapeutic candidates. If third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed;
•Intellectual property rights of third parties could adversely affect our ability to develop or commercialize our investigational therapies, such that we could be required to litigate or obtain licenses from third parties in order to develop or market our investigational therapies. Such litigation or licenses could be costly or not available on commercially reasonable terms;
•Others may claim an ownership interest in our intellectual property and our product candidates, which could expose us to litigation and have a significant adverse effect on our prospects;
•Psilocybin and psilocin are listed as Schedule I controlled substances under the CSA in the U.S., and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity;
•Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates and could have a material adverse effect on our business;
•We rely on third parties to supply and manufacture the psilocybin and psilocin incorporated in COMP360 and expect to continue to rely on third parties to supply and manufacture any of our future therapeutic candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations to manufacture COMP360 or our future therapeutic candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any therapies, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us;
•There are a number of third parties who conduct investigator-initiated studies, or IISs, using COMP360 provided by us. We do not sponsor these IISs, and we encourage the open publication of all IIS findings. Any failure by a third party to meet its obligations with respect to the clinical development of our investigational COMP360 psilocybin therapy or any of our future therapeutic candidates may delay or impair our ability to obtain regulatory approval for COMP360. IISs of COMP360 or any future therapeutic candidates may generate clinical trial data that raise concerns regarding the safety or effectiveness of COMP360 and any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials;
•A pandemic, epidemic, or outbreak of an infectious disease, or new variant of the ongoing COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results;
•We face substantial competition and our competitors may discover, develop or commercialize therapies before or more successfully than us, which may result in the reduction or elimination of our commercial opportunities;
•Acquisitions and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business, financial condition and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our operating results and prospects could be harmed;
•Our business is subject to economic, political, regulatory and other risks associated with international operations; and
•We previously identified material weaknesses in our internal control over financial reporting. We may identify future material weaknesses in our internal controls over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce accurate and timely financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our ADS price.

PART I
ITEM 1. BUSINESS
Overview
We are a mental health care company dedicated to accelerating patient access to evidence-based innovation in mental health. We are motivated by the need to find better ways to help and empower people suffering with mental health challenges who are not helped by existing therapies, and are pioneering the development of a new model of psilocybin therapy, in which our investigational COMP360 psilocybin is administered in conjunction with psychological support. Our initial focus is on treatment-resistant depression, or TRD, a subset of major depressive disorder, or MDD, comprising patients who are inadequately served by the current treatment paradigm. Early signals from academic studies, using formulations of psilocybin not developed by us, have shown that psilocybin therapy may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. We have developed a proprietary, high-purity polymorphic crystalline formulation of psilocybin, COMP360. In 2019, we completed a Phase I clinical trial administering COMP360, along with psychological support, to 89 healthy volunteers. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase IIb studies. We also demonstrated the feasibility of administering COMP360 psilocybin to up to six healthy participants simultaneously, with 1:1 support. In November 2021, we announced positive topline results from our Phase IIb clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of TRD. This is the largest, randomized, controlled, double-blind psilocybin therapy clinical trial completed to date. The topline results from the 233-participant trial showed a rapid and sustained response for patients receiving a single dose of COMP360 psilocybin administered with psychological support. The trial achieved its primary endpoint for the highest dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks. We believe that our COMP360 psilocybin therapy - combining COMP360 psilocybin with psychological support from specially trained therapists - could offer a new approach to depression care.
Globally, more than 320 million people suffer with MDD. The economic burden of MDD in the United States, accounting for comorbid physical and psychiatric conditions, is estimated to be over $200 billion per year. TRD, a condition affecting the approximately 100 million patients worldwide who are not helped after two or more existing depression treatments, has even greater economic and societal cost than non-TRD MDD. TRD patients are often unable to perform daily tasks, are more likely to receive disability or welfare benefits and more frequently have co-occurring conditions compared with non-TRD MDD patients. Direct medical costs for TRD patients are estimated to be two to three times higher than for non-TRD MDD patients, caused by, among other factors, increased rates of hospitalization and longer average hospital stays. Patients with TRD have a higher all-cause mortality compared with non-TRD MDD patients.
Patients suffering with depression are treated through a variety of approaches, each of which can have significant shortcomings in certain subsets of patients. Most pharmacotherapies for depression employ the same mechanism of action, targeting the modulation of the brain’s neurotransmitter monoamine levels, and have exhibited limited efficacy in a significant portion of patients and can result in high relapse rates. There are only two pharmacotherapies specifically approved for TRD in the US: esketamine, and a combination of olanzapine (an atypical antipsychotic) and fluoxetine (a selective serotonergic reuptake inhibitor). Esketamine was approved in 2019 by the FDA. Mixed efficacy and limited durability were observed in clinical trials as well as potential side effects, including dissociation and cognitive impairment. The olanzapine-fluoxetine combination has also shown mixed efficacy and can commonly lead to side effects such as dizziness, drowsiness and weight gain. In addition to pharmacotherapies, various forms of somatic intervention are also used, although these treatments tend to be invasive and/or onerous, and there are limited data supporting their long-term benefit. Psychotherapy is another common treatment approach, but it requires a significant time commitment and is subject to large variability in availability and administration. Despite the range of treatments and therapies available for depression, patients suffering with TRD continue to be underserved, prolonging a significant health, social and economic burden. We believe patients suffering with TRD need a paradigm-shifting treatment that can deliver rapid and sustained relief of their depression.
Psilocybin is considered a serotonergic hallucinogen and is an active ingredient in some species of mushrooms. While classified as a Schedule I drug, there is an accumulating body of evidence that psilocybin may have beneficial effects on depression and other mental health conditions. Therefore, the FDA and the US Drug Enforcement Administration, or DEA, have permitted the use of psilocybin in clinical studies for the treatment of a range of psychiatric conditions.

We believe that our investigational COMP360 psilocybin therapy may confer beneficial effects in depression and other mental health conditions through COMP360’s mechanism of action on the central nervous system, or CNS. By activating the 5-hydroxytryptamine (serotonin) 2A, or 5-HT2A, receptor, psilocybin and its active metabolite psilocin induce a range of downstream effects that may cause important, sustained changes in brain function. These effects include altered extracellular release of serotonin and dopamine, changes in brain network connectivity, and increased levels of neuroplasticity, whereby the nervous system is able to reorganize its structure, function, and connections, all of which we believe contribute to our psilocybin therapy’s potential to generate rapid-onset and sustained positive mood effects.
The potential of psilocybin therapy in mental health conditions has been demonstrated in a number of academic-sponsored studies over the last decade. In these early studies, it was observed that psilocybin therapy provided rapid reductions in depression symptoms after a single high dose, with antidepressant effects lasting for up to at least six months for a number of patients. These studies assessed symptoms related to depression and anxiety through a number of widely used and validated scales. The data generated by these studies suggest that psilocybin is generally well-tolerated and has the potential to treat depression when administered with psychological support.
COMP360 is our proprietary psilocybin formulation that includes our pharmaceutical-grade polymorphic crystalline psilocybin, optimized for stability and purity. Our investigational COMP360 psilocybin therapy comprises administration of our COMP360 with psychological support from specially trained therapists with specific professional and educational qualifications. We believe this support, or therapy, is an integral element of psilocybin therapy. The psilocybin administration session lasts approximately six to eight hours, with patients supported by therapists in a non-directive manner. Psilocybin administration sessions are preceded by preparation sessions, in which patients are given a thorough orientation, and followed by integration sessions to help patients process the range of emotional and physical experiences facilitated by COMP360 administration.
In 2018, we received Breakthrough Therapy designation from the FDA for COMP360 for the treatment of TRD.
In 2019, we completed a Phase I trial in 89 healthy volunteers, with our investigational COMP360 psilocybin therapy. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase IIb studies. The trial also showed the feasibility of simultaneous administration of COMP360 to up to six people in the same facility, with 1:1 therapist support, which we believe will accelerate future clinical trials and commercial scale-up upon potential regulatory approval. In August 2020, the FDA approved our request for a 1:1 model of therapist support and we intend to use this model in future clinical trials. We previously conducted a series of in vitro and in vivo toxicology studies, including tests for genotoxicity and cardiotoxicity. We are now undertaking an additional series of safety pharmacology and toxicity studies, to be completed prior to commencement of our anticipated Phase III program.
In 2021, we completed a randomized, controlled, double-blind Phase IIb clinical trial in 233 patients suffering with TRD, in 22 sites across North America and Europe. This dose-finding trial investigated the safety and efficacy of a single administration of COMP360 combined with psychological support from specially trained therapists. In order to determine the optimal dose of COMP360, with three doses (1mg, 10mg, 25mg) were explored. The primary endpoint of this clinical trial was to evaluate the efficacy of COMP360, as assessed by the change in the Montgomery-Åsberg Depression Rating Scale, or MADRS, a widely accepted scale for depression that has been used as a primary endpoint in pivotal trials of other depression treatments. This trial was designed to capture a statistically significant reduction in MADRS. We used digital technology in this trial, including an online portal to help patients prepare for their psilocybin experience, and a web-based “shared knowledge” interactive platform to complement therapist training.
On November 3, 2021, we announced that we are conducting a Phase II clinical trial to assess the safety and tolerability of COMP360 psilocybin therapy in post-traumatic stress disorder (PTSD). The study expands COMPASS’s research pipeline in COMP360 psilocybin therapy. It is a multicenter, fixed-dose open label study and will enroll 20 participants; it will begin at The Institute of Psychiatry, Psychology & Neuroscience (IoPPN) at King’s College London.
The need for innovation in mental health care is significant, given that the current paradigm is ineffective for millions of people. Our vision is a world of mental wellbeing – a world in which mental health isn’t simply the absence of mental illness, but the ability to flourish. We want to help reduce the stigma surrounding mental health, to acknowledge that “everyone has a story,” and to create a system of care for all who are not helped by the existing system and existing therapies.

OUR STRATEGY
Our mission is to accelerate patient access to evidence-based innovation in mental health. Key elements of our strategy to achieve this include:

•Advance our investigational COMP360 psilocybin therapy for the treatment of TRD, including initiating additional and larger clinical trials. In 2021, we completed a randomized, controlled Phase IIb clinical trial in 233 TRD patients, in 22 sites across North America and Europe and a Phase II exploratory trial in 19 TRD patients. We announced positive topline results from these trials in November and December 2021 and intend to initiate a Phase III registrational program, commencing in 2022.
•Expand our investigational COMP360 psilocybin therapy into new indications. We believe that our investigational COMP360 psilocybin therapy may confer beneficial effects in other mental health and neurological conditions. We are generating preclinical and clinical data to further our mechanistic understanding and explore the potential benefits of our psilocybin therapy in other indications. We are performing some of these studies ourselves and some through collaborations with academic institutions, including through investigator-initiated studies (signal-generating studies using our COMP360 psilocybin) and through our Discovery Center which is carrying out preclinical research into new compounds. The outcomes of these studies will inform which indications, compounds and therapies we may pursue. In November 2021, we began a Phase II trial of COMP360 psilocybin therapy for PTSD. This is a multi-center, fixed dose, open label trial of 20 patients.
•Explore other compounds and therapies to address areas of unmet need. We have expanded our Discovery Center, initially based at University of the Sciences in Philadelphia, to include a network of expert teams across the US, and are focused on developing optimized psychedelic and related compounds targeting the 5-HT2A receptor, which is believed to mediate the potential therapeutic effects of psychedelics. We have also acquired an intellectual property portfolio including patent applications covering a variety of psychedelic and empathogenic substances, and are working on an exclusive research project with inventor Matthias Grill PhD, founder and CEO of MiHKAL GmbH in Basel, Switzerland, to develop new product candidates.
•Maximize the reach and value of our investigational COMP360 psilocybin therapy by creating a new model for mental health care. We retain global development and commercialization rights for our investigational COMP360 psilocybin therapy and are developing a commercial rollout plan in the event we are granted approval from regulatory authorities, working with payors to enable reimbursement and with health systems to enable broad patient access. We plan to set up research facilities and innovation labs, which we refer to as Centers of Excellence, in key markets. Through these, we also intend to gather evidence to optimize our therapy model, training and certification of therapists, and prototype digital technology solutions to improve patient experience and outcomes. In January 2021, we established our first Center of Excellence, with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics, in Baltimore, Maryland, in the United States. We believe the Centers of Excellence will give us a firm foundation from which to grow and develop potential new business models as we seek to expand access to our investigational COMP360 psilocybin therapy, if approved.
•Use digital technology to improve access to and impact of our investigational COMP360 psilocybin therapy. We are exploring ways to use digital technology to make our therapeutic model more scalable, and to improve patient experience and outcomes. We plan to build upon the technologies used in our Phase IIb clinical trial, which included a patient portal to help patients prepare for their experience, and a web-based “shared knowledge” interactive platform to complement our face-to-face and clinical therapist training. In our Phase IIb trial, we collected some patient data in a remote setting using mobile technologies and using a third-party technology that monitors and measures human-smartphone interactions. Following completion of this trial in 2021, this data may be compared with information collected from validated psychiatric scales, such as MADRS, to develop potential digital applications to help detect early signs of post-treatment relapse and model the course of disease. We are also developing solutions using AI-assisted therapist feedback and monitoring. We continue to build an in-house digital team with experts in technology, engineering, and AI (which we refer to as Augmented Intelligence as well as Artificial Intelligence). We will continue to collaborate with other digital companies to research, develop and ultimately commercialize proprietary digital technology solutions that have the potential to complement and augment our investigational COMP360 psilocybin therapy. We believe this may enable us to offer a personalized, preventative and predictive care model.

Our Market Opportunity
We are developing our investigational COMP360 psilocybin therapy for the treatment of a range of mental health conditions, with an initial focus on TRD. There is a large unmet need for new therapies to improve the response rate and durability of response for patients suffering with TRD. We believe our investigational COMP360 psilocybin therapy, if successfully developed and approved, represents a promising therapeutic option for TRD, as well as potentially for other mental health and neurological conditions, including PTSD for which we are beginning a Phase II clinical trial.
MDD and TRD Prevalence
MDD is a condition characterized by a persistent feeling of sadness and heightened negative emotions. It is considered a unipolar condition, suggesting a distinction between MDD and bipolar depression, the latter of which is often associated with an emotional state fluctuating between depression and hypomania or mania. MDD is a chronic, relapsing, recurring and serious mental health condition associated with high mortality rates, morbidity and diminished quality of life. The World Health Organization, or WHO, estimates that more than 320 million people worldwide are suffering with MDD and that MDD currently accounts for an average of 7.5% of years of life lost due to disability globally, as defined by disability-adjusted life years, or DALYs, or the sum of years of healthy life lost to either mortality or non-fatal illness or impairment.
Due to the limitations of existing treatments, nearly one-third of those suffering with MDD are not adequately helped after two or more existing depression treatments. This condition is referred to as TRD. We estimate the TRD population to be approximately 100 million people globally, based on the most recently available data in 2010. To date, only two pharmacotherapies have been approved specifically for the treatment of TRD in the U.S.
The following table indicates the worldwide estimated patient populations suffering with new onset MDD, persistent MDD and TRD, and the primary treatment options available.

Treatment pathway stage	New onset depression Major depressive disorder (MDD)	Persistent depression Major depressive disorder (MDD)	Treatment-resistant depression (TRD)
Line of therapy	First line	Second line	Third line +
Patients (worldwide)	320 million	200 million	100 million (~33% of total)
Available treatments	•Antidepressants •Psychological interventions eg, CBT*	•Antidepressants •Antidepressant combinations •Psychological interventions
•Antidepressants
•Augmentation therapy (antidepressants, mood stabilizers, anticonvulsants, atypical antipsychotics. esketamine)
•Ketamine
•Somatic therapy (rTMS*, tDCS*, ECT*, DBS*)
•High-intensity psychological interventions

% relapse	60-70%	50-75%	80-90%
_____________
*CBT = cognitive behavioral therapy; rTMS = repetitive transcranial magnetic stimulation; tDCS=transcranial direct current stimulation; ECT=electroconvulsive therapy; DBS=deep brain stimulation. Table adapted from Rush, A. J., Trivedi, M. H., Wisniewski, S. R., Nierenberg, A. A., Stewart, J. W., Warden, D., ... & Fava, M. (2006). Acute and longer-term outcomes in depressed outpatients requiring one or several treatment steps: a STAR* D report. American Journal of Psychiatry, 163(11), 1905-1917.
Economic and Societal Burden
The economic burden of MDD in the United States, accounting for comorbid physical and psychiatric conditions, is estimated to be over $200 billion per year as of 2010. Approximately 47% of this figure is attributable to direct costs including outpatient, inpatient, emergency, medical and pharmaceutical cost, while the rest is attributable to indirect costs, including loss of productivity, absenteeism and suicide. Between 2005 and 2010, the economic burden of MDD rose by $37.3 billion, an increase of 21.5%. A large proportion of this increase can be attributed to direct costs such as outpatient and inpatient medical services, with an increase of 27.5% from $77.5 billion in 2005 to $98.9 billion in 2010. This figure demonstrates that the economic burden of MDD is large and we believe it is likely to continue to grow over time.

Economic Burden of Individuals with MDD
(U.S., 2010) in $B
Total = $211B
TRD has a greater economic and societal cost than non-TRD MDD. TRD patients are often unable to perform daily tasks, are less productive at work and have higher rates of unemployment. They are also more likely to receive disability or welfare benefits than non-TRD MDD patients. Employees suffering with TRD have higher rates of workplace absenteeism compared with those without a mental health condition. In addition, co-occurring conditions, such as hypertension, anemia and diabetes, are more common in TRD patients versus non-TRD MDD patients.
Direct medical costs for TRD patients are estimated to be two to three times higher than for non-TRD MDD patients. An analysis from commercial claims and Medicare/Medicaid data in the United States points to average annual healthcare costs of between $17,000 and $25,000 per TRD patient per year. This compares with less than $10,000 per year for non-TRD MDD patients. TRD patients have higher prescriptions costs, more doctor visits and increased rates of hospitalization. TRD patients also have, on average, twice the number of inpatient visits compared with non-TRD MDD patients and, on average, their hospital stay is approximately 36% longer.
Every year, approximately 800,000 people die from suicide globally. For each adult suicide death, estimates suggest there may have been more than 20 other attempts. Patients with TRD have a higher all-cause mortality compared with non-TRD MDD patients. Research conducted in 2018 suggests that the proportion of patients suffering with TRD attempting suicide at least once during their lifetime could be as high as 30%.
Existing Therapies for Depression
Because depression has biological, social, psychological, environmental, genetic, and stress-related determinants, many of which co-occur, treatment options are wide-ranging and often combined. Current pharmacological and non-pharmacological treatments, such as antidepressants and psychotherapy, respectively, are well-established and efficacious for a subset of MDD patients. However, many patients experience relapses. Clinicians lack high-quality evidence and often rely on a trial and error approach, course correcting as patients experience these relapses or difficult side effects. Experts are beginning to recommend a shift to more multi-modal treatments where different types of therapy are delivered concomitantly (ie, a mix of pharmacotherapy, psychological/behavioral, and device interventions).
Patients suffering with TRD are treated through a variety of approaches, each of which is associated with significant shortcomings. Consequently, there remains a need for a fast-acting, tolerable treatment that provides a durable response. Despite the condition’s largely heterogeneous nature, most pharmacotherapies for depression use the same mechanism of action, targeting the modulation of the brain’s neurotransmitter monoamine levels. As evidenced by the low response and high relapse rates, these treatments are not effective for a large number of patients. Various forms of somatic intervention are also used, although there is limited data supporting their long-term benefit. Esketamine, a TRD therapy, demonstrated mixed efficacy in its pivotal clinical trials, with rapid relapse rates even with adjunctive antidepressants and protracted withdrawal reactions. We believe currently available options do not adequately meet the needs of patients suffering with TRD and there is a significant need for a new therapeutic approach.
The following table includes representative ranges and approximate costs for existing treatments of depression as well as their methods of delivery.

Therapy	Route	Frequency and duration	Strategy ¹	Reimbursement ²	Approximate annual cost per patient ³
Antidepressants: SSRI/SNRI*	Oral	1/day, chronic	Mono/ Adjunctive therapy	Broad	$500 - 900
Atypical antipsychotics	Oral	1/day - chronic	Adjunctive therapy	Broad	$3,000 - 9,000
CBT	Face-to-face or online	10-20 sessions, 3-4 months	Mono/ Adjunctive therapy	Broad	Averaging $1,000
Esketamine	Intranasal	Up to 56 sessions/year, under supervision of a healthcare professional	Adjunctive therapy	Limited	$33,000 - 49,000
Ketamine**	Intravenous	Up to 9 injections	Adjunctive therapy	No	$2,500 - 5,000
rTMS	Magnetic brain stimulation without anesthesia	5 sessions/ week, 4-5 weeks	Mono/Adjunctive therapy	Limited	$6,000 - 12,000
ECT	Electric brain stimulation under anesthesia	3 sessions/ week, 4+ weeks	Mono/Adjunctive therapy	Limited	$5,000 - 15,000
VNS	Electric pulses sent to the brain	Duration varies from patient to patient – stimulator must first be implanted and given at a starting low dose every 5 minutes from day to night	Mono/Adjunctive therapy	Limited	$40,000 - 45,000 for surgical implementation (excluding costs of post-operative device adjustments)
DBS	Electrical impulses to the brain through implanted electrodes	3-6 hour operations; follow up visits	Mono/Adjunctive therapy	Limited	$200,000 - 250,000 for surgical implementation (excluding costs of battery replacements required every 12-24 months costing ~$95,000 for hardware replacement and surgery)
_____________
Key: orange: established common pharmacotherapies for depression; blue: common psychotherapy for depression; grey: novel pharmacotherapies for depression; green: somatic therapies for depression

*SSRI = selective serotonergic reuptake inhibitor; SNRI =serotonergic norepinephrine reuptake inhibitor ; ** Ketamine is prescribed off label and is not approved for the treatment of depression
1. Based on a year of treatment, 150mg/day, augmentation with fluoxetine for U.S. or citalopram for UK 2. Government reimbursement or private insurance coverage; 3. Assumes one treatment course over the year, direct treatment cost only (not total healthcare costs).
Pharmacotherapies
There are five main categories of antidepressants available on the market. These are selective serotonergic reuptake inhibitors, or SSRIs, and serotonergic norepinephrine reuptake inhibitors, or SNRIs, atypical antidepressants, monoamine oxidase inhibitors, or MAOIs, and tricyclic antidepressants, or TCAs. These are frequently used in first- and second-line treatment of depression and can also be used after this point. Studies have shown that approximately 50% of patients are not helped by their initial antidepressant treatment. This figure rises to as high as 70% for subsequent treatments.
Currently approved antidepressants have significant limitations, including delayed onset of action, poor therapy adherence rates and various side effects. The onset of action for the most commonly used antidepressants is typically between two and three weeks. Adherence levels are relatively low, with approximately 50% of individuals in primary and psychiatric care not adhering to their prescribed antidepressant medication.
There is limited evidence to effectively guide clinical decisions following non-response or partial response to first-line antidepressant medications. Recommended treatment approaches include optimizing the current antidepressant dose or switching to an antidepressant in the same or different class. Partial response or lack of response thereafter is recommended to be addressed by combining antidepressants from different pharmacological classes, or augmenting with an alternative medication, primarily with atypical antipsychotics, but also mood stabilizers, anticonvulsants, thyroid hormones and stimulants, and N-methyl-D-asparate, or NMDA, antagonists.
Antipsychotics, such as olanzapine, quetiapine and aripiprazole are typically used as adjunctive therapies when there is a lack of notable efficacy with an antidepressant. There is an approved combination of olanzapine and fluoxetine (an SSRI) for TRD. However, using antidepressants and antipsychotics together can have serious side effects, such as weight gain, other metabolic complications, sedation, extrapyramidal side effects (movement disorders), and QTc prolongation, which means the ventricles of the heart take longer than usual to recharge between beats.
Psychotherapies (Including Cognitive Behavioral Therapy, or CBT)
Psychotherapy is a form of talk therapy often recommended as first-line treatment in mild depression and often used as adjunctive therapy for MDD patients. Two frequently used psychotherapies for depression are CBT and interpersonal therapy, or IPT. CBT focuses on changing negative thought and behavior patterns. IPT also looks at negative thoughts and behaviors, but only as they apply to interpersonal relationships and social functioning. The incremental efficacy of psychotherapy in more severe cases and in later lines of treatment remains questionable. Psychotherapeutic approaches can be effective for many individuals but require a significant time commitment from patients and are subject to variability in their availability and delivery.
Esketamine/Ketamine
Ketamine is an NMDA receptor antagonist that has been used for several decades in sedation, anesthesia and chronic pain. The S-enantiomer of ketamine, esketamine, is administered intranasally as a spray and has been approved by the FDA to treat TRD (2019) and depressive symptoms in adults with MDD with acute suicidal ideation or behavior (2020). There are mixed efficacy results associated with the use of esketamine. Ketamine and esketamine require multiple administration sessions and are associated with a high abuse potential. Esketamine treatments typically need to be frequently administered, in a controlled environment under medical supervision. This frequency makes administration costly for payors and burdensome for patients, resulting in limited clinical adoption and patient access.
Somatic Therapies
Patients who suffer with severe TRD and have tried several courses of antidepressants are often treated with resource-intensive somatic therapies like electroconvulsive therapy, or ECT, repetitive transcranial magnetic stimulation, or rTMS, vagal nerve stimulation, or VNS, and deep brain stimulation, or DBS. These therapies are generally administered in inpatient settings. Somatic and device-related interventions like ECT and VNS are associated with significant adverse reactions and interventional concerns, such as use of general anesthesia and memory loss in the case of ECT, and surgical intervention and infection risk with VNS implantation. Limitations of rTMS include inadvertent seizures, pain, face twitching and application discomfort. Similarly, DBS has the potential to cause pain and seizures as well as a high risk of infection due to the invasiveness of the surgical procedure. These treatments are typically reserved for patients who have not been helped by other treatments, and are characterized as high-cost treatment options with reimbursement limited for a subset of these therapies.
Despite the range of treatments and therapies available for MDD, patients suffering with TRD continue to be underserved, prolonging a significant health, social and economic burden. We believe patients suffering with TRD need a paradigm-shifting treatment that can deliver rapid and sustained relief of their depression.
Based on early signals from psilocybin therapy studies (using a different formulation of psilocybin from COMP360), which showed a rapid reduction in depression symptoms and effects lasting up to six months for some patients following administration of a single high dose, we believe psilocybin therapy has the potential to transform the current paradigm for TRD and other mental health and neurological conditions.
Psilocybin Therapy
History of Psilocybin Usage
Psychedelics are a class of psychoactive drugs that act primarily through an agonist action on neurotransmitter receptors and cause psychological, visual and auditory changes, as well as an altered state of consciousness. Prior to psychedelics being classified as Schedule I drugs in the early 1970s, clinical research in psychedelics was widespread, with more than 40,000 patients suffering with mental health conditions participating in clinical studies and case reports. Accumulating evidence suggests that many psychedelic drugs may have psychopharmacological effects on the brain, including increasing the number, density and connections of neurons. This body of evidence has driven a resurgence of interest in the evaluation of psychedelic drugs for therapeutic use to treat a range of mental health conditions. A number of major academic institutions - Imperial College London, Johns Hopkins University, and Mount Sinai Health System - have established dedicated psychedelic research centers in the last two years.
Psilocybin is considered a serotonergic hallucinogen, along with other tryptamines such as dimethyltryptamine, or DMT, ergolines such as lysergic acid diethylamide, or LSD, and phenethylamines such as mescaline. It is an active ingredient in some species of mushrooms and was first isolated from psilocybe mushrooms by Dr. Hofmann and synthesized in the late 1950s. While classified as a Schedule I drug, the FDA and DEA began permitting the use of psilocybin in clinical studies for the treatment of a range of psychiatric conditions in the 1990s. Psilocybin has been researched as a potential treatment for a range of CNS diseases for over 60 years.
Mechanism of Action
There is an accumulating body of evidence that psilocybin may have beneficial effects on depression and other mental health conditions. We believe the benefits of psilocybin are largely derived from its mechanism of action. As shown in the graphic below, by activating a distinct set of receptors in brain areas critical to mood and cognition, psilocybin acts to induce a range of downstream effects that may have important, sustained effects on brain function. In this way, evidence of the molecular, cellular, and systemic effects of psilocybin in the CNS supports the potential for psilocybin in the treatment of mental health conditions.

1. Stimulation of 5-HT2A receptors results in downstream cascades via G-protein signaling.	2. Altered extracellular release of dopamine leads to enhanced positive mood.	3. Down-regulation of the default mode network, or DMN, and de-synchronization of cortical activity as well as the emergence of new patterns of functional connectivity across the brain.	4. Sustained cellular changes leading to neuroplasticity and “window of opportunity” for therapy.

Molecular Effects of Psilocybin: Partial Agonism of Serotonin Receptors
At the molecular level, psilocybin is rapidly metabolized to its active metabolite psilocin, which is a partial agonist at several 5-hydroxytryptamine (serotonin) 2A, or 5-HT, receptors, also known as serotonin receptors, including 5-HT2A, 2C, and 1A receptors. This means that psilocin binds to and activates these receptors, all of which are expressed in neurons in different areas of the CNS. In particular, many of the prominent acute effects of psilocybin, such as changes in emotion and cognition, are thought to be mediated by 5-HT2A receptor stimulation, an interpretation that is supported by the fact that blocking the 5-HT2A receptor prevents the psychedelic effects of psilocybin in humans. This mechanism of 5-HT2A receptor stimulation is also implicated as a possible component of the antidepressant action of SSRIs, although these operate by inhibiting reuptake of serotonin by presynaptic neurons. In contrast, psilocin is believed to initiate an antidepressant effect by directly activating this receptor. The relevance of 5-HT2A receptors in modulating depressive symptoms may also be supported by the fact that these receptors are abundantly expressed in multiple areas of the brain that have important roles in regulating cognitive and emotional processing. For instance, 5-HT2A receptors are predominately expressed in cortical pyramidal neurons, the most abundant type of neuron found in the human cerebral cortex, and thus may be implicated in executive function. Additionally, 5-HT2A receptors are expressed in other key regions of the brain, like the hippocampus and nucleus accumbens, which are associated with crucial biological functions like memory and reward processing, respectively.
Cellular Effects: Activation of Downstream Signaling Cascades
Activation of 5-HT2A receptors by agonist ligands such as psilocin can modulate a number of downstream signaling cascades to alter the structure and function of neurons, which are the primary signaling components of the CNS. The 5-HT2A receptor is a G-protein coupled receptor, which means that it predominantly relays signals through a family of proteins called G-proteins. Specifically, the main signaling cascade downstream of 5-HT2A receptors occurs via the Gαq/11 protein and leads to increased intracellular calcium release within the cell. In turn, this may promote neuron growth and function. However, non-canonical 5-HT2A receptor signaling cascades specific to certain cell or tissue types may also exist, as there is evidence of certain downstream effects of psychedelic agonists occurring via the Gαi/o protein, which typically downregulates signaling pathways related to neurotransmitter release, for example, within neurons. This diverse range of cellular signaling cascades that may be modulated by psilocin likely underlie some of the local circuit-level effects of the drug.
Local Circuit-Level Effects: Neurotransmitter Release and Neuroplasticity
The consequences of 5-HT receptor signaling cascades as modulated by psilocin include (i) changes in activation of neurons in the brain, (ii) neuroplasticity, and (iii) alteration of neurotransmitter release. The activation of neurons, or depolarization, corresponds to positive ions flowing into these cells, which ultimately drives signal transmission and communication between neurons.
Neuroplasticity refers to the ability of the nervous system to reorganize its structure, function, and connections. This can involve the generation of new neurons, changes in neuron morphology and connectivity, and neurobiochemical changes in receptor and neurotransmitter levels. In particular, the expression of immediate early genes, or IEGs, such as Early Growth Receptor-1, or EGR-1 and Early Growth Receptor-2, or EGR-2, is induced by psilocin. IEGs are genes activated in response to external stimuli and are associated with depolarization. IEGs produce transcription factors that may cause wider changes in gene regulation and, in turn, could enable longer-term neuroplastic changes through structural and connectivity changes at the synapse. The fact that EGR-1 and EGR-2 appear to be induced specifically by psychedelic compounds suggests that these genes could be relevant to the acute and sustained effects of these drugs.
Alterations in neurotransmitter release are another local circuit-level consequence of psilocin that may be relevant to its psychoactive and mood effects. Specifically, evidence from rodent studies suggests that psilocybin may alter extracellular release of serotonin and dopamine in brain areas such as the prefrontal cortex. By virtue of the extracellular neurotransmitter release changes in certain brain areas, which have established roles in, for example, executive function, psilocybin may drive positive mood effects.
Systemic Effects: Changes in Brain Activity and Functional Connectivity
At the systemic level, psilocybin has been shown to alter the synchronicity of neuronal activation within and between different brain networks, during the psychedelic experience and afterwards. One network that has displayed altered functioning after psilocybin treatment in recent studies is the default mode network, or DMN, a network of brain areas that shows increased activation during self-referential mental activity and recollection of prior experiences and reduced activation during attention-demanding tasks. During the acute experience, psilocybin appears to temporarily reduce synchronicity of areas within the DMN, whereas connectivity between other brain areas and networks is substantially increased.
The below figure is a visualization of the acute changes in brain network connectivity when healthy volunteers were administered with placebo (left) or psilocybin (right). Lines represent connections between or within brain networks (shown as nodes), with the width of those lines representing the weight of each connection. The size of each node corresponds to the sum of its weighted connections. Colors represent communities of networks or regions that are more commonly connected to one another than networks in different communities.

Simplified Visualization of the Acute Changes in Brain Network Connectivity
Placebo	Psilocybin
Study analyzed fMRI (functional magnetic resonance imaging) data from healthy volunteers to compare resting-state functional brain connectivity after intravenous infusion of placebo and psilocybin. Adapted from Petri et al, 2014

On the day after these acute effects, individuals administered with psilocybin may exhibit increased synchronicity within the DMN, as well as changes between areas of the DMN and other brain regions. These brain network alterations may indicate the emergence of novel patterns of connectivity upon decoupling of the DMN and could lead to longer-term changes, such as altered emotional processing, that may ultimately affect behavior.
Psilocybin Academic Studies
The therapeutic potential of psilocybin in depressive and anxiety conditions has been demonstrated in a number of academic-sponsored studies over the last decade. In these studies, psilocybin, when administered in conjunction with psychological support, provided rapid reductions in depression symptoms after a single high dose, with antidepressant and anxiolytic effects occurring on the day of administration and lasting up to the six-month follow-up period for a number of participants. These studies used a range of widely used and validated scales to assess symptoms related to depression and anxiety. Some of these scales are self-reported and others are rated by clinicians.
These studies have shown psilocybin to be generally well-tolerated, with low toxicity and no serious adverse events, or SAEs, reported. The low toxicity profile of psilocybin is corroborated by early non-clinical studies that indicate that very high levels of psilocybin, in excess of 200mg/kg when administered intravenously, are required to induce toxic effects in rodents. A 2004 study estimated a lethal dose to be 6,000mg of psilocybin in an average, healthy 70kg adult, which vastly exceeds a therapeutic dose range.
Psilocybin is categorized as a Schedule I drug in the U.S. and a Class A drug in the UK, due to its abuse potential reported in the 1960s. However, despite evidence of recreational use of natural sources of psilocybin, a recent and comprehensive review used the structure of the eight factors of the U.S. Controlled Substance Act to assess the abuse potential of medically administered psilocybin. It suggested that in a medical context psilocybin does not have a high abuse potential and that there is no clear evidence for a physical dependence potential, based on animal and human data.
The totality of these data suggest that psilocybin therapy may exhibit clinical activity in patients with depression and anxiety, when administered with psychological support from specially trained therapists. The table below summarizes the key findings from academic-sponsored studies that we believe support the use of psilocybin therapy for treating mental health conditions. None of these studies used COMP360.

	University of California Los Angeles Grob et al (2011) (n=12)(a)	New York University Ross et al (2016) (n=29)(a)	Johns Hopkins Griffiths et al (2016) (n=51)(a)	Imperial College London Carhart-Harris et al (2016, 2018) (n=20)(a)	Johns Hopkins Davis et al (2020) (n=24)(a)
Disorder	Anxiety related to advanced-stage cancer	Anxiety or depression related to cancer	Anxiety or depression in life-threatening cancer	TRD	MDD
Design	Double-blinded, placebo-controlled	Randomized, double-blinded, placebo-controlled	Randomized, double-blinded	Open-label	Randomized
Dose	14mg/70kg	21mg/70kg	Low (1 or 3mg/70kg) High (22 or 30mg/70kg)	10mg and subsequently 25mg	20mg/70kg (first) 30mg/70kg (second)(b)
Outcome measures	BDI, STAI, POMS	HADS, BDI, STAI	GRID-HAM-D, HAM-A	QIDS-SR-16	GRID-HAM-D
Safety findings	No SAEs attributed to psilocybin administration	No SAEs attributed to psilocybin administration	No SAEs attributed to psilocybin administration	No SAEs attributed to psilocybin administration; only mild and transient adverse events	No SAEs attributed to psilocybin administration
Efficacy findings
•BDI: 30% improvement at 1 and 6 months vs baseline and significant reduction from mild to minimal depression
•POMS: Trend reduced adverse mood at week 2, returned to baseline at 6 months
•STAI: Sustained decrease in trait anxiety sub-score at every time point for 6 months
		•Significant reductions (mild/moderate to normal/minimal) in HADS, BDI and STAI measures •~60-80% of participants continued with clinically significant responses on depression and anxiety measures	•At 5 weeks and 6 months, 92% and 79% of high-dose participants, respectively, continued to show clinically significant responses on depression and anxiety measures
•QIDS-SR-16 scores showed significant improvement at all post-treatment time points
•Max effect at 5 weeks with 65% response (including 20% remission)
•No patients sought conventional antidepressant treatment within 5 weeks after psilocybin therapy
•71% of participants had a clinically significant response in depression scores at both 1 and 4 weeks. 58% and 54% achieved clinical remission at 1 and 4 weeks respectively
_____________
(a)“N” numbers indicate the number of patients that completed at least one administration session. In some studies, not all administration sessions and/or follow-up measures were completed for all patients. Reasons provided for patients not completing the studies included patients becoming too ill due to cancer progression, death due to cancer, or resumption of antidepression medications.
(b)Some patients received the 20mg/70 kg dose again for their second dose.As used herein, “clinically significant response” is defined as a >50% reduction in depression or anxiety scores relative to baseline. “Clinical remission” in the Davis et al study is defined as GRID-HAMD scores <7. Responses and remission shown for Davis et al study are for “Immediate treatment” group that had already received psilocybin therapy.

Abbreviations: BDI, Beck Depression Inventory; GRID-HAM-D, GRID Hamilton Depression Rating Scale; HADS, Hospital Anxiety and Depression Scale; HAM-A, Hamilton Anxiety Rating Scale; HAM-D, Hamilton Depression Rating Scale; STAI, State-Trait Anxiety Inventory; POMS, Profile of Mood States questionnaire; QIDS-SR-16,Quick Inventory of Depressive Symptomatology
University of California Los Angeles, Grob et al, 2011 - Existential Distress: Feasibility and Safety for Cancer Patients
In this 2011 study, 12 patients with anxiety related to advanced stage cancer (defined as diagnosis of acute stress disorder, generalized anxiety disorder, anxiety disorder due to cancer, or adjustment disorder with anxiety) underwent two experimental sessions spaced several weeks apart. In one session, each patient received 14mg/70kg psilocybin and in the other session each patient received a placebo control (250mg niacin), and the order in which they were administered was randomized. The BDI, POMS and STAI scoring scales were assessed one day before, one day after, and two weeks after each session. Each measure was assessed again once a month for up to six months after the final session. There was a trend showing decreased BDI scores at two weeks compared to one day before the first session. BDI scores were reduced by almost 30% at one month after the second treatment. This change was sustained and became significant at six months. The POMS indicated a trend for reduced adverse mood tone at two weeks after the first session compared to one day prior to psilocybin treatment. Although no significant changes were observed on the STAI state anxiety score, a sustained decrease that was significant at one and three-months post-treatment was evident on the STAI trait anxiety score. No SAEs were attributed to psilocybin administration.

Significant Reduction in BDI Scores at Six Months Post Treatment Compared with Baseline
Graph displays changes in depression severity represented by Beck Depression Inventory (BDI) score between baseline and six months following second administration session. A reduction in BDI score was reported at the six month timepoint, compared to baseline. Effect sizes not reported. P-value = 0.03, calculated by performing a t-test to compare the six month score with one day before the first administration. Adapted from Grob et al 2011.
New York University, Ross et al, 2016 – Existential Distress
This 2016 study recruited 29 patients with life-threatening cancer and clinically significant anxiety or depression (defined as a primary diagnosis of acute stress disorder, generalized anxiety disorder, anxiety disorder due to cancer, or adjustment disorder with anxiety and/or depression). Patients underwent two administration sessions, one in which 21mg/70kg psilocybin was administered and one in which they received a placebo (250mg niacin). The administration sessions were spaced seven weeks apart and the order in which they were administered was randomized. Baseline measurements were collected two to four weeks prior to the first session. Statistically significant reductions in measures of anxiety and depression were observed up to 26 weeks following the second dose in patients who received psilocybin first, compared with baseline. Although no significant changes were observed in the placebo-first group prior to crossover, these patients also experienced statistically significant, sustained reductions in a majority (five out of six) of anxiety and depressions measures following psilocybin treatment. At 26 weeks following the final treatment, both groups exhibited antidepressant or anxiolytic, or reduction of anxiety, response rates of 60-80% across a variety of measures, including BDI remission and response rates as well as HADS, as demonstrated in the following graphic. No SAEs were attributed to psilocybin administration.
Statistically Significant Decrease in HADS Depression Scores at 26 Weeks Post Treatment
Graph illustrates changes in mean HADS Depression scores in niacin-first (blue) and psilocybin-first (purple) groups between baseline and 26-weeks after second treatment. The psilocybin-first group exhibited significant reductions in depressed symptoms compared to the placebo group after the first administration session. The niacin-first group also showed significant reductions in depressive symptoms 26 weeks after receiving psilocybin compared with baseline. *p<0.05, **p<0.01, ***p<0.001, calculated by performing between-group t-tests. Solid symbols indicate significant within-group differences versus baseline. Data shown as mean ± Standard Error (SE). Adapted from Ross et al, 2016.
Johns Hopkins University, Griffiths et al, 2016 - Existential Distress
This 2016 study enrolled 51 patients with life-threatening cancer and a Diagnostic and Statistical Manual of Mental Disorders, Fourth Edition (DSM-IV) diagnosis that included anxiety and/or mood symptoms. The patients were randomized to receive either a low (1 or 3mg/70kg) or a high (22 or 30mg/70kg) dose of psilocybin first. At a second administration session five weeks later, patients who had received the low dose first were given a high dose, whereas the high-dose first group were given a low dose of psilocybin. In the high-dose first group, psilocybin treatment resulted in significant reductions in measures of depression and anxiety at five weeks following the first session. Of the high-dose first group, 92% showed a clinically significant response (≥50% reduction in GRID-HAMD depression scores relative to baseline) at this five-week timepoint, compared with 32% of the low-dose first group. These significant changes were sustained at the six-month follow-up in both groups, with 79% of the high-dose first group and 77% of the low-dose first group continuing to show clinical response. More than two thirds of patients described psilocybin therapy as among the top five most meaningful experiences of their lives, alongside the birth of a child or the death of a parent, six months after their psilocybin therapy session. No SAEs were attributed to psilocybin administration.
Statistically Significant Reductions in Depression and Anxiety (GRID-HAMD) Sustained Six Months Post Treatment
Graph displays changes in GRID-HAMD scores between baseline and six months following first treatment, in groups receiving psilocybin low dose first or psilocybin high dose first. These changes demonstrate the antidepressant effect of psilocybin in this population and supported greater efficacy for the high dose of psilocybin. *p<0.05 and +p<0.05, calculated using planned comparison t-tests. Asterisk indicates significant difference between the groups following session 1 (Post 1) and cross denotes significant difference between scores at Post 1 and Post 2 timepoints in the group that received the psilocybin low dose first. Data shown as mean ± SEM. Adapted from Griffiths et al, 2016.
Imperial College London, Carhart-Harris et al, 2016, 2018 - TRD
In this study, conducted in 2016, 20 TRD patients with moderate to severe depression were dosed with 10mg psilocybin and 25mg psilocybin in two separate administration sessions that occurred one week apart. All patients received the lower dose in the first session. Among the 19 patients who completed the entire follow-up period, a statistically significant reduction in depressive symptoms was observed for up to six months, compared with baseline. The maximum effect size (on the QIDS-SR-16) was observed at five weeks post-treatment, at which point nine patients met the criteria for response (≥50% reduction in BDI score compared with baseline). No patients had sought conventional antidepressant treatment within five weeks of receiving the high psilocybin dose. Only mild and transient adverse events were observed and no SAEs were attributed to psilocybin administration.

Significant Reduction in Depressive Symptoms Observed up to Six Months Post Treatment
Graph shows changes in depression severity represented by QIDS score between baseline and six months after the second treatment. These changes demonstrated a significant reduction in depressive symptoms following psilocybin treatment in TRD. Effect size comparing pre- to post-treatment scores is represented by Cohen’s d values in red. Adapted from Carhart-Harris et al 2018.
Johns Hopkins University, Davis et al, 2020 - MDD
This study analyzed data from a total of 24 MDD patients who were randomized into two groups. One group received treatment immediately following baseline measurements (“immediate treatment”), while a waitlist control group received treatment eight weeks after baseline measurements (“delayed treatment”). Each patient received 20mg/70kg psilocybin in a first session and either 20 or 30mg/70kg psilocybin in a second administration session. The authors reported significant differences between the two treatment groups in depressive symptoms measured using the GRID-HAMD at one and four weeks post-treatment (when the “delayed treatment” group were still awaiting their first administration session), caused by a decrease in scores of the “immediate treatment” group. In addition, at four weeks following treatment, 71% and 54% of study participants met the criteria for clinically significant response (>50% reduction in GRID-HAMD depression scores relative to baseline) and remission (GRID-HAMD scores <7), respectively.

Significant Reduction in Depressive Symptoms Observed up to Four Weeks Post Treatment in Immediate Treatment Group Compared with Delayed Treatment Group

GRID-HAMD score
25
20
15
10
5
0
Baseline
1 -wk
4 -wk
Immediate Treatment
Delayed Treatment

Graph shows depression severity represented by GRID-HAMD score between baseline and at one and four weeks post-treatment of the “immediate treatment” group. Effect size (Cohen’s d): 1 week = 2.5, 4 weeks = 2.6. Graph created based on data from Davis et al 2020.
Our Investigational Psilocybin Therapy - COMP360
Clinical Summary
Our psilocybin therapy combines the pharmacological effects of psilocybin with psychological support from specially trained therapists who are present throughout the psilocybin administration session. We have developed a proprietary stabilized, high-purity polymorphic crystalline synthesized formulation of psilocybin, COMP360, and are investigating the effectiveness of this psilocybin therapy in TRD and PTSD.
In our Phase I clinical trial in 89 healthy participants, completed in 2019, we observed that COMP360 was generally well-tolerated, with no serious adverse events and no clinically-relevant negative short- or longer-term effects on cognition or emotional processing. According to analyses in this exploratory study, for the duration of the trial, there were no negative effects on cognition (measured up to four weeks from administration) based on a range of validated measures from the Cambridge Neuropsychological Test Automated Battery, or emotional processing (measured up to 12 weeks from administration), based on widely accepted clinical and academic tests. The trial also demonstrated the feasibility of administering COMP360 psilocybin to up to six healthy participants simultaneously, with 1:1 support.
In 2021, we completed a large-scale randomized, controlled, double-blind Phase IIb clinical trial of our COMP360 psilocybin therapy in 233 patients suffering with TRD, in 22 sites in 10 countries in North America and Europe. This is the largest psilocybin trial completed to date. This dose-finding trial investigated the safety and efficacy of COMP360 in TRD, and aimed to determine the optimal dose of COMP360, with three doses (1mg, 10mg, 25mg) explored. In November 2021, we announced positive topline results from this trial which showed a rapid and sustained response for patients receiving a single dose of COMP360 psilocybin with psychological support. The trial achieved its primary endpoint for the highest dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant treatment difference compared with the 1mg dose of COMP360 in terms of a reduction of depressive symptom severity after three weeks.
In December 2021 we announced the results from our exploratory study of COMP360 psilocybin therapy in conjunction with SSRI antidepressant use. This single-arm open label study of 19 patients with TRD taking concomitant SSRI therapy with COMP360 psilocybin therapy using a single dose of 25mg saw comparable treatment outcomes to patients in our Phase IIb trial where patients were withdrawn from their ongoing antidepressants prior to COMP360 psilocybin therapy. The results of this study challenge the widely-held belief that the use of serotonergic antidepressants together with psilocybin could interfere with psilocybin’s therapeutic effect, and provide a strong signal that COMP360 psilocybin therapy could be an adjunctive treatment to SSRI antidepressants as well as a monotherapy. This could be helpful for some patients with TRD for whom antidepressant withdrawal is a difficult step.
In November 2021 we began a Phase II, multi-center, fixed-dose (25mg), open label study to evaluate the safety and tolerability of COMP360 psilocybin therapy in people who suffer with PTSD resulting from trauma experienced as adults.
Psilocybin Therapy Protocol
Our psilocybin therapy comprises administration of COMP360 with psychological support from specially trained therapists. Psychological support is designed to facilitate patient safety and optimal therapeutic outcomes. Our psychological support model is manualized and standardized for consistent delivery across all our trial sites. Our model is delivered over three different phases: preparation, the COMP360 administration session, and integration.
Our psilocybin therapy takes place over a period of several weeks, and comprises:
•Preparation: The objectives of the preparation sessions are to establish a therapeutic alliance between the patient and therapist, and to demonstrate and practice the skills of self-directed inquiry and experiential processing, which we believe are critical for embracing the psychedelic experience in the psilocybin administration session. We have created an online preparation platform for patients where they can learn more about what to expect from the experience and how to prepare for it.
•Psilocybin administration session: A psilocybin administration session lasts approximately six to eight hours and a therapist and assisting therapist are present throughout the session. The therapist’s goal during the session is to establish psychological safety, minimizing anxiety and encouraging openness to all emerging experiences. The session takes place in a room designed to be ambient, comfortable and calming. Patients wear eyeshades to help them focus internally, lie on a bed, and listen to a carefully curated music playlist through a high-quality sound system and earphones. After the acute effects of psilocybin subside, patients are evaluated for safety and discharged.
•Post-administration integration: The objectives of integration sessions are to help patients process the range of emotional and physical experiences facilitated by the psilocybin session and to generate insights that can lead to cognitive and behavioral changes. We believe psilocybin therapy can give patients a sense of agency, whereby they feel separate from their symptoms and empowered to make changes in their lives.
Therapists in the clinical development program of COMP360 psilocybin therapy for TRD are required to have an active unrestricted professional license to practice as a clinical psychologist, psychiatrist, social worker or mental health counselor. Therapists must also meet the required training and credentialing standards to practice psychotherapy in their region. Those who have active, unrestricted professional licenses as mental health nurses or any other mental health professional may be eligible to practice as a therapist in our clinical trials, subject to fulfilling criteria around equivalent clinical experience and psychotherapy training as the professionals listed above.
Our method of psychological support is based on our current understanding of psilocybin’s potential to generate new insights and perspectives leading to reduced rigidity in thinking. This modification of thought patterns can be uncomfortable or anxiety-provoking. Therapists refrain from intervening with the patient’s experience, unless required for safety reasons. Such an approach differs from some forms of psychotherapy which can be more directive and interventional. Our therapist training program sets out a formal and scalable methodology for psychological support in psilocybin therapy. It will continue to evolve as we progress COMP360 psilocybin therapy through clinical trials, but this manualized approach to the training program is an important first step in reducing variation in psychological support and setting out a framework for training and evaluation of this support. Details of the program were published in February 2021 in the peer-reviewed journal Frontiers in Psychiatry.
Preclinical and Clinical Experience
Preclinical Studies
We previously conducted a series of in vitro and in vivo toxicology studies, including tests for studies evaluating genotoxicity and cardiotoxicity. The results of these studies allowed us to begin our Phase IIb clinical trial in TRD. We are currently undertaking an additional series of safety pharmacology and toxicity studies, to be completed prior to commencement of our anticipated Phase III program.
Phase I: Healthy Volunteers Trial

In 2019, we completed a Phase I clinical trial of COMP360 administered along with psychological support in healthy participants. The trial recruited 89 healthy participants, of which 41 were females and 48 were males, with an average age of 36 years. This double-blind, placebo-controlled trial was the largest randomized controlled trial of psilocybin at the time, and the first to simultaneously administer psilocybin, with 1:1 support from therapists in a clinical research setting. The trial was conducted at the Institute of Psychiatry, Psychology and Neuroscience, King’s College London and it was peer-reviewed and published in The Journal of Psychopharmacology in January 2022.
Trial Design
Prior to administration, participants took part in a two-hour preparatory group session. Participants were randomized to three arms: placebo, 10mg or 25mg doses of COMP360 in a 1:1:1 ratio. COMP360 was administered orally and 1:1 psychological support was given to up to six participants simultaneously at the facility. Participants were followed up for 12 weeks following drug administration and completed safety assessments, using a range of validated measures of cognitive function and emotional processing.
Key Enrollment Criteria
Participants were males or females aged between 18 to 65 years of age. Participants with a current diagnosis or past history of schizophrenia, psychosis, bipolar disorder, delusional disorder, paranoid personality disorder, schizoaffective disorder, borderline personality disorder, major depressive disorder, panic disorder, generalized anxiety disorder, obsessive-compulsive disorder, eating disorder, or body dysmorphic disorder, were excluded. Patients with first-degree relatives with the aforementioned conditions, or a past history thereof, were also excluded. Additionally, participants were not deemed eligible if they met criteria for current, or history of, substance abuse or dependency, had taken psychiatric medications within one year of enrollment or had prior exposure to psilocybin within one year of signing the informed consent.
Clinical Findings
There were no SAEs reported, and no adverse events, or AEs, led to withdrawal. A total of 511 AEs were reported throughout the 12-week duration of the trial. The tables below summarize the most frequently reported AEs, including AE profile by treatment group, as well as ranking the most frequently reported AEs based on the COMP360 25mg psilocybin arm, by group:

	Placebo (n=29)	10mg COMP360 (n=30)	25mg COMP360 (n=30)
Total number of treatment-emergent AEs reported	91	203	217
Total number of treatment-emergent AEs reported deemed to be related or possibly related to study treatment	77	188	208

Number of treatment-emergent adverse events (AEs) reported by treatment group in our health volunteers trial.

Most Frequently Reported AEs (MedDRA Code)a in our Phase I healthy volunteers trial
_____________
aRanked by incidence in the 25mg COMP360 group
bIncludes auditory, gustatory, olfactory, tactile, and visual hallucinations
AE, adverse event; MedDRA, Medical Dictionary for Regulatory Activities

COMP360 induced expected psychedelic experiences that generally resolved on the day of administration. In previous third-party studies, these have been found to correlate with therapeutic effect. Of all AEs, 68% reported as starting and resolving on the day of administration. The median duration of AEs in all treatment arms across the 12-week trial was one day.

AE onset day:
0 (day of drug administration)
1 day post-administration
2 to 7 days post-administration
>1 week post-administration
Duration of AE
1 day
2 days
3 to 7 days
8 to 28 days
>28 days
25mg psilocybin
10mg psilocybin
Placebo
105
10
102
38
9
11
4
0
10
20
30
40
50
60
70
80
90
100
110
120
Number of events

Above Figure: Most frequent AEs: onset and duration by treatment arm in our healthy volunteers trial.

There were 57 AEs reported of “mood altered,” of which only two related to negative alterations in mood. One of these was in the placebo arm (“negative mood,” which started and resolved on the day of dosing) and one in the COMP360 10 mg psilocybin arm (“feeling moody or sensitive,” which started on Day 2 and resolved eight days later).

	25mg COMP360 (n=30)	10mg COMP360 (n=30)	Placebo (n=29)
Any “mood altered” AE	15 (50.0)	13 (43.3)	6 (20.7)
Introspection	7 (23.3)	5 (16.7)	1 (3.4)
Reflections	3 (10.0)	2 (6.7)	2 (6.9)
Increased empathy	2 (6.7)	3 (10.0)	0
Sense of oneness	1 (3.3)	4 (13.3)	0
Introspection/reflection	1 (3.3)	1 (3.3)	1 (3.4)
Laughter	1 (3.3)	1 (3.3)	0
New perspective	1 (3.3)	1 (3.3)	0
Awareness of importance of considering others	1 (3.3)	0	0
Clarity of thought	1 (3.3)	0	0
Contemplative state	1 (3.3)	0	1 (3.4)
Increased compassion	1 (3.3)	0	0
Increased creativity	1 (3.3)	0	0
Increased sense of connectedness	1 (3.3)	0	0
More socially upbeat	1 (3.3)	0	0
Reflections and new perspectives	1 (3.3)	0	0
Sense of oneness and connectedness	1 (3.3)	0	0
Being less judgmental	0	1 (3.3)	0
Feeling more moody/sensitive	0	1 (3.3)	0
Feeling rested	0	1 (3.3)	0
Increased wit	0	1 (3.3)	0
Reflections and new perspectives on relationships and society	0	1 (3.3)	0
Sense of oneness	0	1 (3.3)	0
Calm	0	0	1 (3.4)
Feeling of adrenaline release	0	0	1 (3.4)
Negative mood	0	0	1 (3.4)
Unusual appreciation of music	0	0	1 (3.4)

_____________
Above Table: Reported “mood altered” AEs ranked by incidence in the COMP360 25mg group in our healthy volunteers trial.
“Mood altered” AEs were grouped into this MedDRA preferred term post hoc, while retaining the non-MedDRA AE description originally reported by the participant/investigator.
Participants completed a range of assessments of cognitive function and emotional processing. These included a range of validated measures of cognition from the Cambridge Neuropsychological Test Automated Battery, or CANTAB, including, amongst others, tasks of spatial working memory, rapid visual information processing and paired associates learning. Small differences in cognitive outcomes were seen between the groups, but no negative trends were identified.
Assessments of emotional processing included, amongst others, tasks of social cognition such as the Pictorial Empathy Test, the Reading the Mind in the Eyes Test, the Scale of Social Responsibility, the Social Value Orientation, and the Toronto Empathy Questionnaire. There were no consistent negative trends in emotional processing outcomes to suggest that either COMP360 dose had short- or longer-term effects on these indicators.
According to analyses, we found no negative trends on cognition or emotional processing.

Conclusions
This trial suggests that COMP360 was generally well-tolerated in healthy volunteers. There were no SAEs and analyses assessing cognitive and emotional functions showed no clinically-relevant negative short- or longer term effects on cognition or emotional processing of COMP360. The trial also showed the feasibility of simultaneous administration of COMP360 in up to six people in the same facility, with 1:1 therapist support, which we believe could accelerate future clinical trials and commercial scale-up.
Phase IIb Trial of Our COMP360 Psilocybin Therapy in TRD
In 2021, we completed a Phase IIb international multi-site, randomized, controlled, double-blind, dose-finding clinical trial to assess the safety and efficacy of active doses of COMP360 (10mg or 25mg) compared with 1mg COMP360, administered with psychological support, in patients suffering with TRD, across 22 trial sites in 10 countries in North America and Europe. Results of the study, including additional details, are expected to be published in a peer-reviewed journal.
Trial Design
Patients who are on serotonergic medications were expected to taper off their medicine at least two weeks prior to the baseline (Day -1) visit. Prior to administration, patients received at least one, and up to three, preparatory sessions with an assigned therapist, in order to be informed and prepared for the COMP360 psilocybin session. During the COMP360 psilocybin session, a single dose of COMP360 was administered to patients. The objective was to provide a safe and supportive environment during the session. Patients received two post-administration integration sessions with their therapists in which the psychedelic experience was discussed. Patients were followed up for 12 weeks, with a visit the day after administration followed by an additional six visits, weekly for the first three weeks, and every three weeks for the remaining nine weeks.
Primary, Secondary and Exploratory Endpoints
The primary endpoint of this trial was the change in the MADRS total score from baseline to Week 3. MADRS is assessed by independent raters in native language and is a widely accepted assessment of mood disorders. This variable was also being analyzed for change from baseline to Day 2, Weeks 1, 6, 9 and 12. This Phase IIb clinical trial was powered to capture a statistically significant reduction in MADRS.
Secondary endpoints of the trial included:
•The proportion of participants with a response (defined as a ≥50% decrease in MADRS total score from baseline) at Week 3;
•The proportion of participants with remission (defined as a MADRS total score ≤10) at Week 3;
•The proportion of participants who had a sustained response at Week 12. Sustained response was defined as the proportion of patients fulfilling response criteria at any visit up to and including Week 3, that also fulfills response criteria at all subsequent visits up to and including Week 12; and
•Time to event measures: including restarting of antidepressant medication for any reason, suicidality, hospitalization for depression, and relapse from a previous response to COMP360 psilocybin therapy.
Safety and tolerability of COMP360 in patients suffering with TRD was assessed based on AEs, vital signs, clinical laboratory assessments, ECG findings and suicidal ideation/behavior (measured using the Columbia-Suicide Severity Rating Scale, or C-SSRS score, at all visits).
The trial also assessed exploratory endpoints including, but not limited to, quality of life ( EQ-5D-3L), functional impairment (Sheehan Disability Scale, SDS), psychosocial functioning (Work and Social Adjustment scale, WSAS), cognition (Digit Symbol Substitution Test, DSST), anxiety (Generalized anxiety disorder, GAD-7), and self-reported depression severity (QIDS-SR-16).
Enrollment Criteria
We recruited a total of 233 adult patients with TRD into the trial. We define TRD patients as those who meet Diagnostic and Statistical Manual of Mental Disorders, 5th Edition, or DSM-5, diagnostic criteria for a single or recurrent episode of MDD without psychotic features, who have not responded to an adequate dose and duration of two, three, or four pharmacological treatments for the current episode of depression.

Clinical findings
The 25mg group vs the 1mg group showed a -6.6 difference on the MADRS depression scale at week 3 (p<0.001). The 25mg group demonstrated statistical significance on the MADRS efficacy endpoint on the day after the COMP360 psilocybin administration, day 2 (p=0.002). The 10mg vs 1mg dose did not show a statistically significant difference at week 3. The MADRS was assessed by independent raters who were remote from the trial site, and blind to intervention and study design, effectively creating a triple blind.

Change from baseline in MADRS total score
MADRS = Montgomery-Åsberg Depression Rating Scale
At week 3, 36.7% (29 patients) in the 25mg group were responders (defined as a ≥50% decrease in MADRS total score from baseline), compared with 17.7% (14 patients) in the 1mg group. Furthermore, 29.1% (23 patients) in the 25mg group were in remission (defined as a MADRS total score ≤10) at week 3, compared with 7.6% (6 patients) in the 1mg group. At week 12, 24.1% (19 patients) in the 25mg group were sustained responders (defined as meeting the MADRS response criteria at week 3 and week 12, and at least at one visit out of week 6 and week 9) compared with 10.1% (8 patients) in the 1mg group.

MADRS response rates

MADRS = Montgomery-Åsberg Depression Rating Scale

MADRS remission rates
MADRS = Montgomery-Åsberg Depression Rating Scale

MADRS sustained response rates
MADRS = Montgomery-Åsberg Depression Rating Scale

As well as looking at clinician-rated depression severity on the MADRS, the trial explored other aspects which are recognized as being important for patients with TRD - and essential to recovery - including positive and negative affect, anxiety, self-rated depression severity, quality of life, functioning and cognition. These exploratory measures also showed that patients in the 25mg dose group of COMP360 psilocybin therapy reported benefits on those measures over those in the 1mg group. On the Positive and Negative Affect Schedule measuring positive and negative affect, patients in the 25mg group had a higher increase in positive affect (eg including feeling interested, excited, strong) and a greater decrease in negative affect (including feeling distressed, upset, afraid) on the day after COMP360 administration and at the questionnaire’s final administration at week 3. On scales measuring anxiety (the Generalized Anxiety Disorder – 7 item scale), self-rated depression (QIDS-SR-16) and functioning (Sheehan Disability Scale and Work and Social Adjustment Scale), a greater improvement was also shown at week 3 by patients in the 25mg group compared with the 1mg group. A post-hoc analysis of the 19 sustained responders in the 25mg group found that changes in quality of life, self-reported depression severity, and functioning, were clinically meaningful, with mean scores for these patients returning to “normal” levels and maintained to 12 weeks, the end of the trial. Additionally, sustained responders were found to have clinically meaningful increases in positive affect from Baseline at Day 2 and Week 3.

COMP360 25mg
EQ-5D-3L total score
1
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0
Baseline
Week 3
Week 12
Sustained responders
Sustained non-responders

COMP360 25mg
QIDS-SR-16 total score
20
18
16
14
12
10
8
6
4
2
0
Baseline
Day 1
Day 2
Week 1
Week 2
Week 3
Week 6
Week 9
Week 12
Sustained responders
Sustained non-responders

COMP360 25mg
PANAS positive affect total score
40
35
30
25
20
15
10
5
0
Baseline
Day 2
Week 3
Sustained responders
Sustained non-responders

COMP360 was generally well tolerated, with more than 90% of treatment-emergent adverse events (TEAEs) being mild or moderate in severity. 179 patients reported at least one TEAE; the most common TEAEs across treatment groups (>10% overall incidence) were headache, nausea, fatigue, and insomnia. There were 12 patients who reported treatment-emergent serious adverse events (TESAEs). These TESAEs included suicidal behavior, intentional self-injury, and suicidal ideation, which are regularly observed in a TRD patient population.
Two thirds of the patients had previous thoughts of wishing to be dead, as assessed by a suicidality scale completed during patient screening; this included all patients reporting one of these adverse events, meaning that patients who experienced these events during the trial had said in patient screening that they had had suicidal thoughts prior to the trial. Further detailed case-by-case analysis of safety data found no evidence to suggest, at this time, a causal relationship between these reported adverse events and administration of COMP360. The events occurred in all treatment groups and at a range of onset times and durations; the majority occurred more than a week after the psilocybin session.

•There was no difference between the three groups post-administration in scores from item 10 on the MADRS, which measures suicidality and was assessed by a blinded remote rater; mean scores across treatment groups were lower than baseline at all subsequent time points
•27 of the TEAEs of suicidal ideation, suicidal behaviour and intentional self-injury occurred across 17 patients, with seven patients in the 25mg group, six in the 10mg group, and four in the 1mg group
•14 of these events were reported as treatment-emergent serious adverse events (TESAEs); these occurred across nine patients, with four patients in the 25mg group, four patients in the 10mg group, and one in the 1mg group
•The majority of these TESAEs (10 events out of 14) occurred at least one week after the COMP360 psilocybin session
•All suicidal behaviours occurred at least one month after the psilocybin therapy session and all patients reporting these events were non responders at their last assessment prior to the event or at the time of the event
Overall, 209 patients completed the study; there were five withdrawals from the 25mg group, nine from the 10mg, and 10 from the 1mg.

Phase II study of COMP360 psilocybin therapy as adjunct to SSRI antidepressants
In addition to our completed Phase IIb trial, we have also completed a Phase II trial of the safety and efficacy of COMP360 in TRD patients when administered as an adjunct to SSRIs. Results of this study, including additional details, will also be published in a peer-reviewed journal.

This open-label study included 19 patients from clinical sites in Ireland and the United States. The primary endpoint was the change in baseline MADRS total score at 3 weeks in patients having 25mg COMP360 psilocybin therapy given in augmentation with their existing SSRI antidepressant regimen.

Clinical findings
The baseline MADRS score of patients entering the study was 31.7, representing moderate to severe depression. At week 3, 8 of the 19 patients (42.1%) were responders and all 8 were also remitters. The mean reduction from baseline observed in MADRS total score was 14.9 at week 3. There was a rapid response from day 2 to week 3 after COMP360 therapy, which is consistent with the Phase IIb result.

Change from baseline in MADRS total score

Mean change from baseline in MADRS total score
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
-20
-14.9
Baseline
Day 2
Week 1
Week 2
Week 3
COMP360 25mg +SSRI

COMP360 psilocybin therapy using a 25mg dose also showed overall signals of improvement in most other measures including improvement in anxiety, clinician and self-rated depressive symptoms, and positive and negative affect.
25mg COMP360 psilocybin therapy was generally well-tolerated when it was administered simultaneously with the patient’s existing SSRI treatment. There were no TEAEs classed as serious (life threatening, leading to disabilities, hospitalization or in general medically significant) and no TEAEs related to suicidal ideation or behavior or intentional self-injury.

Ongoing Long-Term Phase II Study:
•A long-term follow-up study of participants who took part in the abovementioned Phase II trials is ongoing.
The outcomes of our Phase II trials will help inform our future clinical development plans. We will be sharing our data with regulators as part of an ongoing dialogue around our clinical development program, including our Phase III registrational studies.

Additional clinical trials
•We are conducting an open-label, multi-center, fixed-dose study with 20 participants to evaluate the safety and tolerability of COMP360 psilocybin therapy in patients suffering with PTSD resulting from trauma experienced as adults.

Expansion Opportunities
The active metabolite of psilocybin, psilocin, is a partial agonist at several 5-HT receptors, including the 5-HT2A receptor. The 5-HT2A receptors are abundantly expressed in multiple areas of the brain that have important roles in cognitive and emotional processing and could impact a range of cognitive and mental health conditions. We therefore believe psilocybin could have transdiagnostic utility and intend to explore various expansion opportunities beyond our core program of developing our psilocybin therapy for TRD. For example, we are conducting an additional study to evaluate the safety and tolerability of COMP360 psilocybin therapy in patients suffering from PTSD. We are also investigating the potential benefits of compounds other than psilocybin through our Discovery Center, a research collaboration with University of the Sciences in Philadelphia, Pennsylvania, US; UC San Diego, School of Medicine, in San Diego, California, US; and Medical College of Wisconsin in Milwaukee, Wisconsin, US. See “—Drug Discovery Center”.
Mechanistic Studies
We are working with academic researchers and CROs to investigate the mechanistic characteristics of psilocybin therapy. We have also established a network of PhD studentships predominantly within the United Kingdom (namely at the following universities: University of Oxford, University of Bristol, University of Reading and University of Southampton) to research elements of this work. Our mechanistic research utilizes our COMP360 and currently focuses on the following themes:
•Study of the mechanisms by which psilocin, the active moiety of our high-purity polymorphic crystalline formulation psilocybin, and other psychedelic agents engage receptors in recombinant cell based assays (collaboration with Professor Trevor Sharp, University of Oxford), human induced pluripotent stem cell-derived neurons (collaboration with Professor Stephen Haggarty, Massachusetts General Hospital - Harvard Medical School) and also native tissues. The aim here is to understand which systems are optimal to use for discovery research, and to understand further how different drugs may influence receptor-mediated signal transduction;
•Via collaborations with the University of Bristol (Professor Matt Jones, in particular) and CROs (e.g. Neurotar and Ulysses Neuroscience), we are also investigating the integrated electrophysiological response to psychedelic administration, to determine how changes in neuronal excitatory activity mediate brain-wide changes in resting state network activity;
•Preclinical academic collaborations with the University of Bristol, Harvard University, and the Southern Denmark University to study the effects of our high-purity polymorphic crystalline formulation of psilocybin on a number of different aspects of behavior, including affective bias, reward learning and compulsive behavior that may provide insights relevant to information processing alterations frequently observed in mental health conditions;
•Collaborations with the University of Reading and the University of Southampton also focus on understanding what the potential role of inflammatory modulating processes might be in the mechanism of action of COMP360;
•A study of the sustained effects of our high-purity polymorphic crystalline formulation psilocybin through the investigation of short- and long-term changes in gene expression (mRNA) and epigenetic regulation (miRNA and DNA methylation) as part of an academic collaboration with the University of Bordeaux, France; and
•A healthy volunteers study with Imperial College London, investigating the acute and long-term psychological and brain effects of psilocybin therapy, using COMP360.
These studies will further our understanding of the mechanism of action and inform our decisions over which other indications to explore, beyond TRD and PTSD.
Other Indications: Preclinical Studies
Through collaborations with academic institutions, we are generating preclinical and clinical data to explore the benefits of our psilocybin therapy in indications outside TRD.
We work with CROs and academic institutions, including the University of Bristol and the University of Bordeaux, in conducting preclinical studies.
Other Indications: Investigator-Initiated Studies, or IISs
With respect to clinical studies, we work with leading academic institutions and researchers under IIS clinical trial agreements. These institutions include: Imperial College London, Kings College London, Maryland Oncology Hematology, New York State Psychiatric Institute at Columbia University Medical Center, Sheppard Pratt, UC San Diego School of

Medicine, University of Copenhagen, and University of Zurich. The indications being explored in these IIS signal-generating and mechanistic studies include: anorexia nervosa, autism, bipolar type II disorder, body dysmorphic disorder, chronic cluster headache, depression in cancer, MDD, severe TRD, and suicidal ideation.
We supply our IIS researchers with COMP360 and encourage the open publication of all study findings. If an IIS using COMP360 produces results with the potential to improve mental health care, we may seek to advance this research through a clinical development program, with the goal of making it available for patients, although we have no pre-existing contractual right to do so. In addition to providing our IIS researchers with COMP360, we have in the past and may continue to offer support with regulatory submissions. Through our IIS collaborations, we ultimately hope to bring more innovation to patients, as quickly and safely as possible.
Data from IISs
In 2020, Imperial College London, London, UK completed an IIS of COMP360 titled ‘Psilocybin for Major Depressive Disorder: Comparative Mechanisms’ (Psilodep-RCT, ClinicalTrials.gov Identifier: NCT03429075). In this randomized, double-blind, exploratory clinical trial, the efficacy and mechanisms of action of COMP360 were compared with those of a 6-week course of the SSRI, escitalopram. A total of 59 adult participants with MDD of at least moderate severity were randomized to receive either two 25mg doses of COMP360 three weeks apart or 6 weeks of daily escitalopram (10mg for three weeks and 20mg for the following three weeks) alongside two 1mg doses COMP360 three weeks apart. In both trial arms, participants received psychological support as part of the trial. The primary efficacy endpoint of the change from baseline on the 16-item Quick Inventory of Depressive Symptomatology-Self-Report (QIDS-SR-16) showed a 2-point trend in favor of the COMP360 arm which was apparent from week 1. Adjusted-response rates for QIDS-SR-16 (defined as ≥50% reduction from baseline in the QIDS-SR-16 total score) at week 6 were 70.2% for the COMP360 arm vs. 48.0% for the escitalopram arm and adjusted-remission rates (defined as a QIDS-SR-16 total score ≤5) at week 6 were 57.1% and 29.1%, respectively. For the MADRS – a more widely used and accepted clinician-rated scale which COMPASS is using as the primary endpoint in their clinical trials – a least square means treatment difference of -7.2 was found. Similar patterns were found on other secondary endpoints measuring work and social functioning, anxiety, avoidance, anhedonia, and wellbeing. This work has been published in the New England Journal of Medicine (Carhart-Harris et al. 2021).
In 2021, Maryland Oncology Hematology at the Aquilino Cancer Center in Rockville, Maryland, U.S. completed an IIS of COMP360 titled ‘The Safety and Efficacy of Psilocybin in Cancer Patients with Major Depressive Disorder’ (ClinicalTrials.gov Identifier: NCT04593563). In this open-label study involving 30 patients with a cancer diagnosis and MDD, patients received a 25mg dose of COMP360 in conjunction with psychological support. Patients began with an average MADRS score of 25.9, representing moderate depression and after COMP360 psilocybin therapy, the average score decreased by 19.1 points. A sustained response (a decrease of ≥50% in the MADRS total score from baseline observed at any visit up to and including week 3, and also fulfilled at week 8) was seen in 24 patients; 15 patients showed remission of depressive symptoms (a MADRS score <10) one week after a single dose of COMP360, which was sustained up to eight weeks. COMP360 psilocybin therapy was found to be generally well-tolerated with no treatment-related serious adverse events. Adverse effects on the day of dosing were transient and as expected in line with other studies included headache, changes in sensory perception, and mood alteration.
Drug Discovery Center
On August 5, 2020, we established a Drug Discovery Center under a sponsored research agreement with the University of the Sciences in Philadelphia, Pennsylvania, or USciences, to focus on developing optimized psychedelic and related compounds targeting the 5-HT2A receptor, which is believed to mediate the potential therapeutic effects of psychedelics. Pursuant to the agreement, USciences is performing research services on our behalf, and has granted us an exclusive, royalty bearing, worldwide license, including rights to sublicense, all jointly held intellectual property for any and all purposes, and a non-exclusive, fully paid-up, worldwide license to any pre-existing intellectual property utilized over the course of performing the services. Under the agreement, we will pay a one time research service fee of an estimated $0.5 million and tiered payments upon completion of certain milestones by USciences up to an aggregate of $0.9 million per licensed product covered by a valid claim of a patent included in the intellectual property rights licensed to us under the agreement, as well as a low single-digit royalty percentage on annual net sales of licensed products covered by a valid claim of a patent included in the intellectual property rights licensed to us under the agreement, subject to certain reductions. In addition, USciences is entitled to a low double-digit percentage of sublicense revenue for agreements entered into prior to a Phase II trial, and a mid-single-digit percentage of sublicense revenue for agreements entered into after the start of a Phase II trial. Unless earlier terminated, the agreement terminates upon the expiration or revocation of the last valid claim of any patent included in the joint intellectual property. We and USciences can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. Additionally, we and USciences can terminate the research service in the event of a material safety or regulatory issue with respect to the research service. We may also terminate the research service at will upon sixty (60) days prior written notice to USciences. USciences can terminate the research service if such services would materially and negatively interfere with its operations or upon the continuation of a force majeure event. There are no current licensed patents or patent applications under the sponsored research agreement.
In February 2021, we expanded the Discovery Center through a collaboration with laboratories at UC San Diego, School of Medicine (San Diego, California, US), and Medical College of Wisconsin (Milwaukee, Wisconsin, US). Scientists from these teams will work with us and the team from USciences, from their different locations, in a virtual network.
Research project with Matthias Grill to develop new product candidates
In September 2021, we acquired an intellectual property, or IP, portfolio including patent applications covering a variety of psychedelic and empathogenic substances at a cost of $1.2 million. The IP was developed together with inventor Matthias Grill PhD, founder and CEO of MiHKAL GmbH in Basel, Switzerland, who will be working with us on an exclusive research project to develop new product candidates. The substances covered in the IP portfolio include a variety of psychedelic and empathogenic compounds, some of which are prodrugs, or pharmacologically inactive compounds which are metabolized inside the body to produce an active drug. The new substances include novel derivatives of known compounds, increasing the confidence in therapeutic effects and safety profile while offering optimized characteristics.
Investments
Delix Therapeutics
On March 6, 2020 we made a strategic investment to acquire an 8% (on a fully diluted basis) shareholding in Delix Therapeutics, Inc., a drug discovery and development company researching novel small molecules for use in CNS indications. Delix Therapeutics develops non-hallucinogenic psychoplastogens, which are molecules capable of promoting neural plasticity without hallucinogenic effects, by modifying existing psychedelics. These compounds may have potential for a range of neuropsychiatric conditions.
Therapist Training
Our established therapist training program was originally designed by experts from the fields of psychology, psychiatry and psychedelic therapy research. We are continuously evaluating opportunities to improve the quality and scalability of our therapist training program. To date, we have trained more than 150 therapists and assisting therapists, more than 65 of whom have worked or continue to work at the sites which conducted our Phase IIb clinical trial or IISs. Therapists are often referred to us by clinical trial sites and are employed by the sites. Details of our therapist training program were published in February 2021 in the peer-reviewed journal Frontiers in Psychiatry.
Our core training curriculum consists of:
•Tier I - Theoretical Training: Approximately 10 hours of self-paced online learning through our interactive therapist training platform, including video re-enactments of preparation, psilocybin administration, and integration sessions, a psilocybin therapy manual, and an online therapist forum;
•Tier II - Practical Clinical Skills Training: Approximately 30 hours of in-person or remotely-delivered (via Zoom) interactive learning, led by senior-level therapists;
•Tier III - Clinical training: At this stage, therapists review pre-selected sessions from our psilocybin therapy studies and gain direct experience of supporting participants in two psilocybin therapy experiences under the guidance of experienced therapists. Trainee therapists gain clinical experience as an assisting therapist at their site, and/or have the opportunity to sit in other psilocybin therapy studies run by our academic collaborators, including the Institute of Psychiatry, Psychology and Neuroscience, or IoPPN, at King’s College London, and Sheppard Pratt Health System (Baltimore, Maryland, US); and
•Tier IV - Continuous Professional Development: Therapists receive 1:1 mentoring and clinical support from mentors. This includes feedback from mentors about therapists’ fidelity to the therapeutic model from recorded video/audio footage of sessions (with participant consent). Additionally, we host a monthly webinar for our therapists that may cover presentations by experts in the field, review of relevant studies and case reviews.

Future Model
Our therapist training program is currently available to professionals involved in our ongoing studies. However, as we scale, we may expand our training to a larger pool of qualified mental healthcare professionals. We are in discussion with academic centers in the US and Europe to establish an accredited training program for psilocybin therapists. Accrediting the training program would help enable us to meet the needs of any Phase III trials and any post-approval rollout. In addition, in August 2020, the FDA approved our request for virtual face-to-face training of therapists, with immediate effect. Conducting a larger part of the therapist training virtually facilitated the training of therapists during the ongoing COVID pandemic and training at scale in general.
Using Digital Technology
We believe digital technology will change the way in which patients access psychotherapy services and manage their mental health conditions. We anticipate software applications will enhance activities traditionally done with an in-person therapist. We also believe remote consultations will help to remove barriers to accessing treatment such as stigma or lack of transportation. Furthermore, digital tools will enable greater self-care, as they support patients managing depressive episodes on their own, and will be used to complement and augment psychotherapy and pharmacological treatments.
Working with third parties, we currently use digital technology in a number of ways:
•An online preparation platform for participants in our TRD trial to educate them and help prepare them for their psilocybin experience;
•A web-based “shared knowledge” interactive therapist training platform, complementing our comprehensive face-to-face training program;
•Collection of measurements in our Phase IIb clinical trial, including remote data collection using mobile devices so patients do not need to travel into study sites for all in-clinic visits;
•Collection of some digital phenotyping information through the measurement of human-smartphone interactions; and
•Harnessing AI and natural language processing capabilities to potentially characterize the mechanism of change and assess therapist fidelity to our treatment protocol for psychological support. We are building an in-house digital team with experts in digital technology, engineering, and AI, which we refer to as augmented intelligence as well as artificial intelligence. We will continue to collaborate with other digital companies to research, develop and ultimately commercialize proprietary digital technology solutions that have the potential to complement and augment our investigational COMP360 psilocybin therapy. We believe this may enable us to offer a personalized, preventative and predictive care model.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on contract drug manufacturing organizations, or CDMOs, to synthesize the active pharmaceutical ingredient, or API, that comprises COMP360, and to blend the API excipients and encapsulate. All manufacturing processes are contracted to be compliant with current Good Manufacturing Practice (cGMP). We expect to continue to rely on third parties for the production of all clinical supply drug substance and drug product that we may use. We use additional contract manufacturers to fill, label, package, store and distribute our drug product. We currently rely on a single supplier for our API but have identified additional manufacturers who have the appropriate experience and expertise to act as back-up suppliers of API and fill-and-finish services. We believe we maintain sufficient supply of API to avoid any material disruptions in the event of any need to replace one or more of our suppliers.
Commercialization
If our COMP360 psilocybin therapy is approved, we plan to use our own sales and marketing capabilities, targeting public and private healthcare providers and clinic networks in the U.S. and major European markets. In select geographies, including Asia and South America, we may enter into commercialization collaborations with third parties who have complementary commercial capabilities.
Upon any approval, we intend to offer a range of services to enable the safe and effective use of COMP360 with psychological support in clinical practice. These services are expected to include therapist training, information and education for patients and healthcare providers, and implementation support for treatment centers, such as guidance on procurement and installation of equipment, certification, and quality assurance.
Centers of Excellence
In line with our ambition to create a new mental health care model, we intend to establish Centers of Excellence to serve as research facilities and innovation labs. In January 2021, we established our first Center of Excellence, with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics, in Baltimore, Maryland, in the United States.
Our potential future Centers of Excellence will be designed to model the “clinics of the future,” and through them we intend to gather evidence to shape our therapy model and prototype digital technology solutions to improve patient experience and support therapists. Methodologies developed in the Centers of Excellence will be shared with our partner clinics.
Centers of Excellence will allow us to test and establish a new blueprint for innovative care models that can be licensed or franchised to existing behavioral health providers, community mental health teams, private clinic networks, partial hospitalization programs, and intensive outpatient programs.
We intend to establish additional Centers of Excellence for several purposes, including:
•Conducting clinical trials, including proof of concept studies, to refine our therapeutic model;
•Participating in late-stage trials as a clinical trial site;
•Training and certifying therapists who are supporting or will support our clinical trials;
•Generating and collecting safety and other data, as well as (licensable) intellectual property;
•Developing and testing digital technology solutions to improve patient experience;
•Strengthening our regional presence as a scientific and clinical resource by showcasing what we believe to be the future of mental health care, fostering relationships with stakeholders including patients, providers, payors and public policymakers; and
•Refining our approach to delivering our investigational COMP360 psilocybin therapy safely and cost-effectively.
Competition
Our industry is characterized by many newly emerging and innovative technologies, intense competition and a strong emphasis on proprietary product rights. While we believe that our investigational COMP360 psilocybin therapy represents a fundamental shift in the treatment paradigm relative to other TRD treatments, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and medical research organizations. Any product candidates that we successfully develop and commercialize, including our investigational COMP360 psilocybin therapy, will compete with the standard of care and new therapies, both pharmacological and somatic, that may become available in the future.
Currently, only two pharmacotherapies are approved for TRD in the U.S.: Spravato (esketamine), marketed by Janssen, which is an NMDA receptor antagonist; and olanzapine and fluoxetine hydrochloride capsules, which are available generically. Because TRD, by definition, encompasses patients who have not been helped after two or more MDD therapies, antidepressants indicated for use in MDD are frequently prescribed, combined or augmented with a second agent to treat TRD patients. Several biopharmaceutical companies have therapies in clinical development. We are aware that Sage Therapeutics and Axsome Therapeutics, among others, are developing treatments for TRD.
Multiple somatic therapies are also used in TRD, such as ECT and rTMS. Psychotherapeutic approaches, like CBT, are used for MDD and TRD patients.
We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin to treat mental health illnesses, including TRD.

We are aware of other organizations or institutions evaluating the use of psilocybin in mental health and neurocognitive conditions. In addition, there are various companies exploring other psychedelic compounds for the treatment of mental health and neurocognitive conditions.
Many of the pharmaceutical, biopharmaceutical and biotechnology companies with whom we may compete have established markets for their therapies and have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market superior products or therapies. In addition, many of these potential competitors have significantly greater experience than we have in undertaking non-clinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA, EMA or MHRA approval for alternative or superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. An increasing number of companies are increasing their efforts in discovery of new psychedelic compounds.
Patents and Other Intellectual and Proprietary Rights
Obtaining, maintaining and defending patents and other intellectual property (“IP”) rights, whether independently or in collaboration with our partners, are of key importance in the protection and commercialization of the Company’s innovative therapies. We shall continue to seek patent, trademark, and trade secret protection of our innovations in the U.S., EU, UK, and other selected jurisdictions. This includes pursuing patent protection for our novel high-purity polymorphic crystalline psilocybin and related manufacturing processes, pharmaceutical compositions, formulations, and methods of treatment of psychiatric and neurological indications, including TRD and MDD. This also includes pursuing trademark protection for the Company’s various marks.
Upon regulatory approval in a particular jurisdiction, we will also seek to meaningfully protect our innovations by asserting available regulatory exclusivity including regulatory data protection and market exclusivity. For example, upon approval from the U.S. FDA, we may be entitled to five years of regulatory exclusivity for New Chemical Entity (“NCE”) and upon approval from the European Medicines Agency (“EMA”), we may be entitled to eight years of data exclusivity (i.e., no generic application), and an additional two years of market exclusivity (i.e., no generic marketing).
We will also defend our patents and other IP and proprietary rights as need be if and when we are subjected to third-party challenges (e.g., litigation, post-grant review, inter-partes review, oppositions).
Patents and Patent Applications
Our patent portfolio related to COMP360 includes the following patents and published patent applications:

Territory	Patent Number/Application Number	Subject Matter	Expiration Date	Corresponding Ex-U.S. Patents and Patent Applications or PCT National Stage Applications
US	10,519,175	Methods of treating treatment-resistant depression	ca.2038*	Applications filed in Australia, Brazil, Canada, China, Colombia, Eurasian Patent Organization, European Patent Office, Indonesia, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, Thailand, and South Africa.
US	10,947,257	Oral dosage forms of crystalline psilocybin; Methods of treating major depressive disorder (MDD)	ca.2038*
US	10,954,259	Crystalline psilocybin; Pharmaceutical Compositions; Method of treating MDD	ca.2038*
US	11,180,517	Method of treating treatment-resistant depression	ca.2038*
GB	2571696	Method of Manufacture	ca. 2037*
GB	2572023	Crystalline psilocybin; Pharmaceutical formulations; Medical uses (including for treatment-resistant depression); Method of manufacturing	ca. 2038*
DE	202018006384	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
PCT	WO/2020/212951	Methods of treating anxiety disorders and other conditions	ca. 2040*	National Stage Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan and Republic of Korea
PCT	WO2020/212948	Methods of treating neurocognitive disorders and other conditions	ca. 2040*	National Stage Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan and Republic of Korea
PCT	WO2020/212952	Methods of treating depression and other disorders	ca. 2040*	National Stage Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan, Republic of Korea and Taiwan
*In general, a U.S. patent, as well as most foreign patents, will expire after 20 years from the earliest effective filing date. In the U.S., it may be possible to extend the patent term beyond the 20 years by requesting patent term extension (“PTE”) of patents that claim a product requiring regulatory approval prior to sale. PTE restores to a patent owner, patent term which was effectively “lost” due to regulatory review. Similar term extensions may be available outside of the U.S. Further, in the U.S., it may also be possible to extend beyond the 20-year patent term as a result of prosecution delays caused by the U.S. Patent and Trademark Office.

U.S. Patent No 10,519,175, was granted on December 31, 2019, with claims directed to methods of treating treatment-resistant depression with oral dosage formulations of COMPASS’s high-purity crystalline psilocybin (including COMP360). Three Third Party Observations were previously filed during the pendency of the application, each considered by the Examiner and found to not be a barrier to patentability. A Petition for post-grant review of the patent was filed on February 21, 2020 and was dismissed on the merits on August 20, 2020.
On December 15, 2021, Freedom to Operate, Inc., filed a petition for post-grant review of U.S. Patent No. 10,947,257.  The patent owner’s response is due March 30, 2022.  The USPTO’s decision on whether to institute post-grant review is expected by June 30, 2022.
On December 22, 2021, Freedom to Operate, Inc., filed a petition for post-grant review of U.S. Patent No. 10,954,259.  The patent owner’s response is due April 12, 2022.  The USPTO’s decision on whether to institute post-grant review is expected by July 12, 2022.
UK patent, No GB2571696, was granted in May 2020 with claims directed to large scale manufacture of psilocybin, psilocybin made by said process and formulation comprising psilocybin made by said process. The Intention to Grant was sent in December 2019, and Third-Party Observations were filed in late January 2020, shortly before grant was originally scheduled. Grant of the patent was announced in the Patents Journal on May 27, 2020. This patent has an expiry date of October 8, 2037. On June 11, 2020, Kohn & Associates PLLC filed a request at the UK Intellectual Property Office to issue a post-grant opinion on the validity of the patent claims. On April 27, 2021, the agency issued a decision to refuse the request for an opinion finding that it was inappropriate in all the circumstances to issue such an opinion. No appeal to this decision was lodged within the required 28-day period.
UK patent, No GB2572023, was granted in June of 2020. This patent includes claims covering our crystalline psilocybin (including the form used in COMP360), pharmaceutical formulations of crystalline psilocybin, medical uses of crystalline psilocybin (including for treatment-resistant depression), and a method of manufacturing crystalline psilocybin. The Intention to Grant was sent in December 2019, and Third-Party Observations were filed in late January 2020. A notification of grant was mailed June 23, 2020, and grant was announced in the Patents Journal on July 22, 2020. This patent has an expiry date of June 28, 2038. On August 27, 2020, Freedom to Operate, Inc. filed a request at the UK Intellectual Property Office to issue a post-grant opinion on the validity of the patent claims. On July 28, 2021 a non-binding opinion was issued by the agency finding that granted claims 1, 3 and 10-20 are not inventive. We submitted an amendment to the patent claims and on November 5, 2021 the agency provided notice that the amended specification would be published for opposition in the Patents Journal on December 1, 2021. On December 17, 2021, the agency then issued a decision to not initiate revocation proceedings against the patent.
Trademarks
The Company plans to pursue protection of its various trademarks in classes 5, 9, 10, 35, 41, 42, 44 or various combinations thereof. Our trademark portfolio includes two registered trademarks in the United Kingdom for COMPASS and COMPASS PATHWAYS in Classes 05, 09, 10, 35, 41, and 44 and pending application for C Design in Classes 05, 41 and 44. In the European Union, a registration for COMPASS and pending application for COMPASS PATHWAYS in Classes 05, 09, 10, 35, 41 and 44 and a pending application for C Design in Classes 05, 41 and 44. In the United States, pending applications for COMPASS, COMPASS PATHWAYS and C Design in Classes 05, 09, 10, 35, 41, 44 and a pending application MYPATHFINDER in Classes 9 and 42. The Company also has trademark registrations and pending applications in other countries.

Mark	Territory	Trademark Application/Registration No.	Filing/Registration Date	Status
COMPASS	US	79301429	September 17, 2020	Pending
	EU	1568499	May 25, 2021	Registered
	UK	3476175	August 10, 2020	Registered
COMPASS PATHWAYS	US	79302207	September 17, 2020	Pending
	EU	1570415	September 17, 2020	Pending
	UK	3476163	August 14, 2020	Registered
C Design	US	90801769	June 29, 2021	Pending
	US	90801777	June 29, 2021	Pending
	EU	A0117188	December 10, 2021	Pending
	UK	A0117188	December 10, 2021	Pending
MYPATHFINDER	US	97174167	December 15, 2021	Pending
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.
In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, as amended, its implementing regulations and other laws. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.
The process required by the FDA before our product candidates are approved as drugs for therapeutic indications and may be marketed in the United States generally involves the following:

•Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•Completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•Submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;
•Approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;

•Performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•Submission to the FDA of a New Drug Application, or NDA;
•Payment of user fees for FDA review of the NDA;
•A determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
•Satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•Potentially, satisfactory completion of FDA audit of the clinical trial sites that generated the data in support of the NDA; and
•FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.
Preclinical Studies and Clinical Trials for Drugs
Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. FDA must notify the sponsor of the grounds for the hold and any identified deficiencies must be resolved before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A clinical hold can also be imposed once a trial has already begun, thereby halting the trial until the deficiencies articulated by FDA are corrected.
The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, administration procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase I investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, FDA will nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.
•Phase I—Phase I clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•Phase II—Phase II clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and administration schedule and to identify possible adverse side effects and safety risks.
•Phase III—Phase III clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.
Post-approval trials, sometimes referred to as Phase IV clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of NDA approval.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
US Marketing Approval for Drugs
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy for the requested indications. The marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA must approve an NDA before a drug may be marketed in the United States.
The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-

depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets 10 months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.
Further, under PDUFA, as amended, each NDA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. In addition, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, if it believes that a REMS is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies like medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.
The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
Even if the FDA approves a product, depending on the specific risks to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase IV clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Expedited Development and Review Programs for Drugs
The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients more quickly than standard FDA review timelines typically permit.
A drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the agency may review portions of the marketing application before the sponsor submits the complete application. In addition, a drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.
Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review designation and Accelerated Approval. A product is eligible for Priority Review designation, once an NDA or BLA is submitted, if the drug that is the subject of the marketing application has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA’s goal date to take action on the marketing application is six months compared to ten months for a standard review. Products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.
Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval, though they may expedite the development or review process.
US Post-Approval Requirements for Drugs
Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase IV clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements. Failure to comply with statutory and regulatory requirements may subject a manufacturer to legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:
•Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•The issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•Fines, warning letters or holds on post-approval clinical trials;
•Refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•Product seizure or detention, or refusal to permit the import or export of products;
•Injunctions or the imposition of civil or criminal penalties; and
•Consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.
Controlled Substances
The federal Controlled Substances Act of 1970, or CSA, and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.
The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the United States and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. COMP360, if approved in the United States, will require rescheduling by the DEA before it can be marketed.
Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s).
The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary, to ensure that the United States complies with its obligations under international drug control treaties.
For drugs manufactured in the United States, the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.
The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including boards of pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.
U.S. Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.
Regulation and Procedures Governing Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can initiate clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States, although the approval of a medicinal product in the United States is no guarantee of approval of the same product in the European Union, either at all or within the same timescale as approval may be granted in the United States. It entails satisfactory completion of pharmaceutical development, non-clinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication. It also requires the submission to relevant competent authorities for clinical trials authorization for a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union or its member states (as well as Iceland, Norway and Liechtenstein). If we fail to comply with applicable requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Clinical Trial Approval
In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the current Clinical Trials Directive 2001/20/EC on January 31, 2022. It overhauls the current system of approvals for clinical trials in the EU. Specifically, the new legislation, which will be directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. The transitory provisions of the new Clinical Trials Regulation offer sponsors the possibility to choose between the requirements of the previous Clinical Trials Directive and the Clinical Trials

Regulation if the request for authorization of a clinical trial is submitted in the year after the new Clinical Trials Regulation became applicable. If the sponsor chooses to submit under the Clinical Trials Directive, the clinical trial continues to be governed by the Directive until three years after the new Clinical Trials Regulation became applicable. If a clinical trial continues for more than three years after the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
Marketing Authorization
To obtain a marketing authorization for a product in the European Economic Area (comprised of the EU member states plus Norway, Iceland and Liechtenstein), or EEA, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EEA.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA and is mandatory for certain products, including products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. Pursuant to Regulation (EC) No 726/2004, our investigational COMP360 psilocybin therapy, as a new active substance indicated for the treatment of treatment-resistant depression, will have the option to be filed through the centralized procedure. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of diseases other than those on the mandatory list, where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation, or for which a centralized authorization would be in the interest of public health.
Under the centralized procedure, the Committee for Medicinal Products for Human use, or the CHMP, which is the EMA’s committee that is responsible for human medicines, is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether it has a positive risk/benefit profile. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days from the receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization. Within 67 days from the date of the CHMP opinion, the European Commission will adopt its final decision on the MAA. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.
The decentralized marketing authorization procedure allows an applicant to apply for simultaneous authorization in more than one EU Member State of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.
The mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of another EU Member State. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

PRIME Scheme
In March 2016, the EMA launched a scheme that is intended to reinforce early dialogue with, and regulatory support from, the EMA in order to stimulate innovation, optimize development and enable accelerated assessment of Priority Medicines, or PRIME. It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by the EMA. The scheme is voluntary and eligibility criteria must be met for a medicine to qualify for PRIME.
The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial MAA through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new therapy methods or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.
If a medicine is selected for the PRIME scheme, the EMA:
•appoints a rapporteur from the CHMP or from the Committee for Advanced Therapies (CAT) to provide continuous support and to build up knowledge of the medicine in advance of the filing of an MAA;
•issues guidance on the applicant’s overall development plan and regulatory strategy;
•organizes a kick-off meeting with the rapporteur and experts from relevant EMA committees and working groups;
•provides a dedicated EMA contact person; and
•provides scientific advice at key development milestones, involving additional stakeholders, such as health technology assessment bodies and patients, as needed.
Medicines that are selected for the PRIME scheme are also expected to benefit from EMA’s accelerated assessment procedure at the time of application for marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a drug that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the drug is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the drug with orphan exclusivity. Competitors, however, may receive approval of different drugs for the indication for which the orphan drug has exclusivity or obtain approval for the same drug but for a different indication for which the orphan drug has exclusivity. Orphan drug exclusivity also could block the approval of one of our therapeutic candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our therapeutic candidate is determined to be contained within the competitor’s drug for the same indication or disease. If a drug designated as an orphan drug receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

Regulation (EC) No. 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicine by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in ten thousand persons in the EU when the application is made, or (ii) it is unlikely that the marketing of the product in the EU, without the benefits derived from orphan status, would generate sufficient return to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the EU or, if such method exists, the product will be of significant benefit compared to products available for the condition.
An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized marketing authorization. The application for orphan designation must be submitted before the application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The grant of a marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the Member States can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. There are also limited derogations from the ten-year period of market exclusivity pursuant to which the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication. These are where: (i) the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to the second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.
Pediatric Development
In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
Data and Market Exclusivity
In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No. 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents generic and biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a marketing authorization for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity period. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Periods of Authorization and Renewals
A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a re-evaluation of the risk benefit balance by the EMA or by the competent authority of the authorizing EU Member State. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the product on the EEA market (in the case of the centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).
Controlled Drugs Classification
In the UK, psilocybin and psilocin are considered Class A drugs under the Misuse of Drugs Act 1971, as amended, and as Schedule 1 drugs under the Misuse of Drugs Regulations 2001, as amended. Class A drugs are considered to be the most potentially harmful, and have the highest level of control exerted over them under the Misuse of Drugs Act 1971. Similarly, Schedule 1 of the Misuse of Drugs Regulations 2001 lists those drugs to which the most restrictive controls apply: they are considered to have no legitimate or medicinal use, and can only be imported, exported, produced, supplied and the like under a license issued by the UK Government’s Home Office. If and when granted a marketing authorization by the MHRA in respect of the UK, psilocybin would still remain a Schedule 1 drug until rescheduled by the UK Government’s Home Office. Unless and until psilocybin is rescheduled under the Misuse of Drugs Regulations 2001, and unless a statutory exemption was to be passed for COMP360 following the grant of a UK marketing authorization and before rescheduling, any prescribing doctors in the UK would require a Home Office license to prescribe COMP360, and similarly any patients to whom COMP360 was prescribed would require a Home Office license to possess COMP360. There can be no guarantee that such Home Office licenses would be granted or that rescheduling would be successful.
The position in the Member States of the EU is not harmonized: Member States have implemented the relevant UN Conventions (the Single Convention of Narcotic Drugs 1961 and the Convention on Psychotropic Substances 1971) into their national legislation, which has led to differences in how controlled substances are regulated in different countries of the EU. It is therefore important to determine at a national level whether a substance is controlled and to comply with the applicable legal requirements. If we are successful in obtaining a marketing authorization in key EU Member States, it is likely that rescheduling of psilocybin will also be required to enable prescribing.
Regulatory Requirements After Marketing Authorization
Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product.
These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
In addition, all new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
Furthermore, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with the EU cGMP standards which mandate the methods, facilities and controls used in manufacturing, processing and packing of products to assure their safety and identity.

Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of products, are strictly regulated in the EU under Directive 2001/83/EC, as amended. The advertising of prescription-only medicines to the general public is not permitted in the European Union, or in the UK under the Human Medicines Regulations 2012. Although general requirements for advertising and promotion of medicinal products are established under EU Directive 2001/83/EC as amended, the details are governed by regulations in each EU Member State and can differ from one country to another.
The aforementioned EU rules are generally applicable in the EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit, and the UK formally left the EU (commonly referred to as “Brexit”) on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. In January 2022, the UK Government announced its intention to begin the legislative process required to facilitate divergence from EU regulations, although it remains unclear at this stage what specific regulations will be affected as a result of this process.
Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any psilocybin therapy for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement for our products from third-party payors, such as government health care programs (e.g., Medicare, Medicaid), managed care providers, private health insurers, health maintenance organizations, and other organizations. These third-party payors decide which medications they will pay for and will establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and other third-party payors is essential for most patients to be able to afford treatments such as novel therapies. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, which is a part of the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Our ability to successfully commercialize our product candidates, whether as a single agent or combination therapy, will depend in part on the extent to which coverage and adequate reimbursement for our products and related treatments will be available from third-party payors. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development.

No uniform policy for coverage and reimbursement for products exist among third-party payors in the United States. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication.
A decision by a third-party payor not to cover or not to separately reimburse for our medical products or therapies using our products could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. If there is coverage for our product candidates, or therapies using our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, will be available for our current or future product candidates, or for any procedures using such product candidates, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future. Further, if we or our collaborators develop therapies for use with our product candidates, we, or our collaborators, will be required to obtain coverage and reimbursement for these therapies separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.
Further, third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to secure coverage and reimbursement for any product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of such product, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product, after approval, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates.
Lastly, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States provide that products may be marketed only after a reimbursement price has been agreed. Some EU Member States may require the completion of additional studies that compare the cost effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Approaches between EU Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products, or CEPS. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the level of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel trade (arbitrage between low-priced and high-priced EU Member States) can further reduce prices. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.
Notwithstanding any of the above, as Schedule I substances under the Controlled Substances Act, psilocybin and psilocin are currently deemed to have no accepted medical use and therapies that use psilocybin or psilocin are currently precluded from reimbursement in the United States.
Other Healthcare Laws and Compliance Requirements
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable federal and state fraud and abuse laws, as well as other healthcare laws and regulations. These laws may impact, among other things, our business or financial arrangements and relationships through which we research, as well as market, sell and distribute the psilocybin therapies for which we obtain approval. In addition, we may be subject to health information privacy regulation by both the federal government and the states in which we conduct our business. In the United States the laws that may affect our ability to operate include, among others:
•The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare and Medicaid. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to significant administrative, civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties statute. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;
•The federal civil and criminal false claims laws, such as the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented claims for payment or approval from Medicare, Medicaid, or other third-party payors, that are false, fictitious, or fraudulent; from knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit property to the federal government; or from knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transferring of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by a federal or state healthcare program;
•The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (i.e., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its respective implementing regulations, which imposes, among other things, certain requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions;
•The federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, or ACA, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners;
•Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•Analogous state and foreign equivalents of each of the healthcare laws and regulations described above, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require pharmaceutical companies to comply with the pharmaceutical industry voluntary compliance guidelines and other relevant compliance guidance promulgated by the federal government, such as the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure and/or registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information that may be more stringent than those in the United States (such as the European Union, which adopted GDPR, which became effective on May 25, 2018), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny on interactions between healthcare companies and healthcare providers, which has led to a number of significant investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including our arrangements with physicians and other healthcare providers and entities, such as our Centers of Excellence or therapists, are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), imprisonment, and additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our Centers of Excellence and therapists, are found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions.
Ensuring that our current and future business arrangements with third parties, and our business generally, comply with applicable healthcare laws and regulations, as well as responding to possible investigations by government authorities, can be time- and resource- consuming and can divert a company’s attention from its business.
Healthcare Reform
In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the ACA was enacted, which, among other things, increased rebates for drugs sold to Medicaid programs owed by most manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed organizations; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; imposes mandatory discounts for certain Medicare Part D beneficiaries in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjects drug manufacturers of certain branded prescription drugs to new annual, nondeductible fees and taxes; expanded healthcare fraud and abuse laws (including the FCA and the Anti-Kickback Statute), government investigative powers and enhances penalties for non-compliance; expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; expands the entities eligible for discounts under the 340B Drug Pricing Program; created new requirements to report financial arrangements with physicians, as defined by such law, and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act; created a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction was created to recommend to Congress proposals in spending reductions. The

Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will, due to subsequent legislative amendments, remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.
Human Capital Management
As a mental health care company, we’re dedicated to accelerating patient access to evidence-based innovation in mental health. Our team is the key to our success, and we believe it is essential to invest in building an engaged, diverse, supported, and incentivized workforce who can help us achieve our vision of a world of mental wellbeing.
As of December 31, 2021, we had 116 employees. Sixty-one employees are engaged in research and development activities and 55 employees are engaged in general administrative functions. Our employee headcount was 59 as of December 31, 2020, and grew by 97% as of December 31, 2021. Twenty-two percent of our employees are located in the US, while the remaining 78% are located in the UK.
We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe our relations with our employees are good.
In 2021 we hired our first Chief People Officer to lead our human capital efforts as described below. Our primary initiatives in attracting, retaining, and developing our employees include:
Mental Health and Wellbeing
As a mental health care company, we strive to be a leader in supporting employee mental health and well-being. Our aim is to create a workplace which reduces the stigma of mental illness and supports our employees in staying well, physically and mentally. We offer various resources which include:
•A global employee assistance program run by certified counsellors, offering over 20 sessions annually, available for employees and their families;
•An in-house wellness concierge providing one-on-one appointments, webinars and workshops, ‘community circles’, as well as providing advisory services to our internal employee-led wellbeing club;
•Access to a meditation app with weekly group meditation sessions;
•Weekly qualified employee-led yoga sessions; and
•‘Sustainability week’ company closedowns over the summer and year-end holidays.
Engagement, Culture and Values
We strive to attract and retain people who are driven by our mission as well as the motivation to find better ways to help and empower those who are suffering with mental health challenges. We all share our values of being compassionate, bold, inclusive and rigorous. We continue to build a positive working culture by:
•Holding annual engagement surveys with results owned by our senior leadership team who are accountable for setting out action plans. Our most recent survey indicates that we have a very strong 45% net promoter score. Our employees have a solid understanding of our vision and mission (97%), how their role contributes to them and high confidence in leadership. Other notable comments were a shared passion, drive and motivation, acknowledgment of an extremely talented group of people, and a sense of community, with clear alignment to our values;
•Employees’ continued participation in our social, wellbeing, green team, corporate social responsibility, learning and development, and equity, diversity and inclusion groups. These groups include junior through executive level employees and are responsible for championing various initiatives;
•Regular company values workshops for all employees to discuss and bring our values to life;
•Regular company-wide team meetings aimed to connect with each other and receive updates from our CEO and the wider teams;

•A company-wide mentor program; and
•Providing various opportunities to stay connected in our hybrid working model, with initiatives such as Friday Fives, randomized five minute ‘water cooler’ Zoom rounds; Quarterly Qs, a quarterly Q&A session hosted by a panel of Executive Team members with a focus on “ask me anything”; remote and in-person social events; and Zoom open ‘office hours’ with our CEO.
Diversity, Equity, and Inclusion
We are united in our resolve to build a safe, diverse, accepting and inclusive culture in our workplace and have been actively involved in similar efforts in our local communities.
In 2021, we refreshed our focus on Equity, Diversity & Inclusion (EDI), led by our Chief People and Chief Commercial Officers, defining a new global strategy. Together with our EDI club, a group including various levels across the company, we established our first global EDI policy.
The spirit of our policy is recognizing that our people are our most valuable asset. The collective sum of individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities, and talent that our employees rigorously invest in their work, represents a significant part of our culture, our reputation, and our vision for a world of mental wellbeing.
Our EDI policy outlines that our initiatives are applicable, but not limited to, our practices and policies on recruiting talent; compensating, developing, and training employees; social and recreational programs; and the ongoing development of a work environment built on the premise of gender, diversity, and mental health equity that encourages and enforces respect, teamwork, flexible work schedules where possible, and, contributions to our communities.
In 2021 we had four main EDI focus areas, primarily aimed around information gathering and analyzing our current processes, given this is a new area for us. We collaborated on these initiatives alongside the Employers Network for Equality and Inclusion (ENEI), of which we are members, and who serve as our external advisors. These four focus areas were:
•Building a campaign around employees voluntarily providing their personal demographic information enabling us to begin measuring our workforce and set goals;
•Undertaking a gap analysis on neurodiversity as this topic is of particular interest to us given our industry focus on improving mental health;
•Evaluating our current processes to ensure our suppliers embrace diversity, and
•Engaging the whole company in our journey.
As of December 31, 2021, both our board and executive team had 33% female representation. 39% of our wider leadership team were female. Overall, our total female representation in the company as of December 31, 2021 was 54%, which is above the 47% average according to the 2021 report by Biotechnology Innovation Organization (BIO).
Employee Development and Training
We believe that the individual growth of our employees will fuel the company’s growth over time since our talent is experienced in our pioneering work. We are committed to the continued development of our employees, and in order to support their growth, and to help us identify, foster, and retain high performing employees, we have implemented a number of programs:
•Coaching and career development resources through an external program called Landit, which provides personalized coaching and support for each employee to achieve their career goals;
•Mentoring pairs and circles, providing access to executives and colleagues for mentoring and support;
•Job architecture, providing employees with guidance and clear pathways for developing and progressing in their career;
•Talent reviews, a twice yearly process to assess and calibrate talent for the purposes of rewards and development;

•An annual Learning & Development allowance for each employee to spend on job related training or courses.
Compensation and Benefits
We provide competitive compensation and comprehensive benefits for our employees globally. Our compensation packages include base salary, annual bonuses, and stock-based compensation. We also offer healthcare plans, paid time off, life and disability insurance, income protection insurance, and retirement saving plans. Our compensation and benefits are designed to provide employees with total compensation packages that are competitive with those offered by our peers and other companies with which we compete for talent. In 2021, we introduced an employee stock purchase plan, under which eligible employees can voluntarily opt in to buy common stock at a discount from the fair market value of the stock as determined on specific dates twice a year. We evaluate compensation and benefit offerings on an annual basis to ensure competitiveness of our programs and make adjustments as needed.
Hybrid Culture and COVID-19
We prioritized employee transparency and safety during the pandemic and continue to do so, providing clarity on office closures and evolving guidelines, where possible. Similar to other companies, we adapted during the COVID-19 pandemic and developed a "ways of working" policy with input and feedback from the team. Keeping our values in mind, we recognized that in order to be inclusive and compassionate, we should empower everyone to work in the ways that suit them best. Our guidelines set out core principles around what we expect from each other, rather than enforcing a rigid model. We believe in each other’s dedication to our mission, and we trust each other to make the best use of our working time. We look for the proof of that in our achievements, not in our working hours or location of work. We are bold in doing things differently if that’s what works best, testing new ways of working and adjusting them as we go. We combine our ways of working policy with being as transparent as possible and making sure that we communicate openly with each other. By allowing people to work in the way that suits them, employees have the flexibility to look after themselves. They can choose whether to work in the office or at home, can go out for a walk or a run in the middle of the day, and they have the flexibility to attend appointments. Alongside our ways of working policy, we also introduced a working from home budget for employees to purchase items that will make working at home a more comfortable experience. Our ways of working policy has been effective for the company as we have maintained productivity and engagement throughout this period.
Transition to U.S. Domestic Filer Reporting
We determined that, as of December 31, 2021, we no longer qualified as a ‘‘foreign private issuer’’ under the rules and regulations of the SEC. As a result of this determination, beginning on December 31, 2021, we are no longer entitled to ‘‘foreign private issuer’’ exemptions and we are required to report as a domestic U.S. filer, including filing Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under Section 14 of the Exchange Act. In addition, since January 1, 2021, our ‘‘insiders’’ are now subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act and will be no longer exempt from the requirements of Regulation FD promulgated by the SEC under the Exchange Act. Moreover, as a domestic filer, we are no longer permitted to follow our home country rules in lieu of the corporate governance obligations imposed by Nasdaq, and are required to comply with the governance practices required of U.S. domestic issuers.
 Corporate Information
COMPASS Pathways plc was originally incorporated as a private limited company under the laws of England and Wales in June 2020 under the name COMPASS Rx Limited to become a holding company for COMPASS Pathfinder Holdings Limited. COMPASS Rx Limited was subsequently re-registered as a public limited company in August 2020 and renamed COMPASS Pathways plc. COMPASS Pathfinder Holdings Limited was originally incorporated under the laws of England and Wales in June 2017. Our registered office is located at 3rd Floor, 1 Ashley Road, Altrincham, Cheshire, WA14 2DT, United Kingdom, and our telephone number is +1 (646) 905-3974.
Our website address is www.compasspathways.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors as well as the other information included in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. The summary of the material risks associated with our business us is included in the “Special Note Regarding Forward Looking Statements” on page 4 above.
Our business faces significant risks. This section of the Annual Report highlights some of the risks that may affect our future operating results. You should carefully consider the risks described below, as well as in our consolidated financial statements and the related notes included elsewhere in this Annual Report and in our other SEC filings. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this Annual Report and our other SEC filings. See “Special Note Regarding Forward-Looking Statements” above.
Risks Related to Our Financial Position and Need for Additional Capital
We are a clinical-stage mental health care company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
We are a clinical-stage mental health care company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $71.7 million, and $60.3 million, respectively, for the fiscal years ended December 31, 2021 and December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $169.6 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity (deficit) to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue the clinical development of our investigational COMP360 psilocybin therapy for the treatment of treatment-resistant depression, or TRD, and post-traumatic stress disorder (PTSD), including initiating additional and larger clinical trials, including the anticipated initiation of a Phase III trial in TRD in 2022;
•continue to invest in the development of prodrug candidates and psychedelic compounds that could be developed into therapies;
•continue the training of therapists who are qualified to deliver our investigational COMP360 psilocybin therapy in our clinical trials;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any therapeutic candidates for which we may obtain regulatory approval, including COMP360;
•establish and expand the network of public healthcare institutions and private clinics that administer COMP360 in conjunction with psychological support;
•advance our commercialization strategy in North America and Europe, including using digital technologies to enhance our proposed therapeutic offering;
•research additional indications for our investigational COMP360 psilocybin therapy and discover and develop any future therapeutic candidates;
•continue to invest in our Discovery Center and Centers of Excellence;

•seek regulatory approvals for any future therapeutic candidates that successfully complete clinical trials;
•experience heightened regulatory scrutiny;
•pursue necessary scheduling-related decisions to enable us to commercialize any future therapeutic candidates containing controlled substances for which we may obtain regulatory approval, including COMP360;
•explore external business development opportunities through acquisitions, partnerships, licensing deals to add future therapeutic candidates and technologies to our portfolio;
•obtain, maintain, expand and protect our intellectual property portfolio, including litigation costs associated with defending against alleged patent or other intellectual property infringement claims;
•add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our therapeutic development and potential future commercialization efforts;
•experience any delays or encounter any issues with respect to any of the above, including failed studies, ambiguous trial results, safety issues or other regulatory challenges, including delays and other impacts as a result of the spread of the coronavirus disease of 2019, or COVID-19, which we refer to as the COVID-19 pandemic;
•expand our operations in the United States, Europe and potential other geographies in the future; and
•incur additional legal, accounting and other expenses associated with operating as an English-domiciled public company listed in the U.S.
To date we have funded our operations through private placements of equity and convertible notes and, since our initial public offering, or IPO, in 2020, through public equity offerings. To become and remain profitable, we will need to continue developing and eventually commercialize therapies that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of COMP360 or any future therapeutic candidates, and initiating new clinical trials, including our planned Phase III trial in TRD, training a sufficient number of qualified therapists to deliver our investigational COMP360 psilocybin therapy, using digital technologies and solutions to enhance our therapeutic offering, establishing and/or collaborating with providers to develop “Centers of Excellence” where we can conduct trainings for therapists, discovering and developing any future therapeutic candidates, obtaining regulatory approval for any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved future therapeutic candidate. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
Because of the numerous risks and uncertainties associated with therapeutic development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, the UK’s medicines regulator, the Medicines and Healthcare products Regulatory Agency, or the MHRA, or other comparable foreign authorities to perform studies in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, our expenses could increase beyond our current expectations and revenue could be further delayed.
Even if we or any future collaborators do generate sales, we may never achieve, sustain or increase profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our ADSs and could impair our ability to raise capital, expand our business, diversify our therapeutic offerings or continue our operations. If we continue to suffer losses, investors may not receive any return on their investment and may lose their entire investment.
We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts.

We expect to require substantial additional funding in the future to sufficiently finance our operations and advance development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. We expect that our cash and cash equivalents of $273.2 million as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through to 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of preclinical testing and clinical trials for our current investigational psilocybin therapy program for TRD and for indications outside of TRD or any future therapeutic candidates;
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA, the EMA, the MHRA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;
•the outcome and timing of any scheduling-related decisions by the U.S. Drug Enforcement Administration, or DEA, individual states, and comparable foreign authorities;
•the number of potential future therapeutic candidates we identify and decide to develop, either internally through our research and development efforts or externally through acquisitions, licensing or other collaboration agreements;
•the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our investigational COMP360 psilocybin therapy and any future therapeutic candidates;
•the costs of developing sales and marketing capabilities to target public and private healthcare providers and clinic networks in major markets;
•the costs of training and certifying therapists who are supporting or will support our clinical trials;
•the costs of establishing our Centers of Excellence, which includes conducting clinical trials, including proof of concept studies, to refine our therapeutic model;
•generating and collecting data and advancing our intellectual property portfolio; and strengthening our regional presence as a scientific and clinical resource;
•the costs of developing, testing and deploying digital technology solutions to improve the patient experience and therapeutic process;
•the costs involved in filing patent applications and maintaining and enforcing patents or defending against claims of infringements or invalidity raised by third parties;
•the time and costs involved in obtaining regulatory approval for COMP360 or any future therapeutic candidates, and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to COMP360 or any future therapeutic candidates;
•selling and marketing activities undertaken in connection with the potential commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, if approved, and costs involved in the creation of an effective sales and marketing organization;
•the amount of revenue, if any, we may derive either directly or in the form of royalty payments from future sales of our investigational COMP360 psilocybin therapy and any future therapeutic candidates, if approved; and
•the costs of operating as a public company.

Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin therapy or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility resulting from the ongoing COVID-19 pandemic and the related U.S. and global economic impact or other economic or other factors could also adversely impact our ability to access capital as and when needed.
We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our ADSs, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to COMP360 or any future therapeutics candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates.
In addition, heightened regulatory scrutiny could have a negative impact on our ability to raise capital. Our business activities rely on developing laws and regulations in multiple jurisdictions. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding our investigational COMP360 psilocybin therapy or any future therapeutic candidates may adversely affect our business and operations, including without limitation, our ability to raise additional capital.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
In July 2015, The Compass Trust Limited, a non-profit private limited company incorporated in England and Wales, was incorporated by two of our co-founders, George Goldsmith and Ekaterina Malievskaia. Its purpose was to support the research and development of psilocybin therapy for end-of-life anxiety. In June 2016, Mr. Goldsmith and Dr. Malievskaia formed COMPASS Pathways Technologies Limited, a for-profit private limited company incorporated in England and Wales, to manufacture psilocybin for the research. Later in 2016, following discussion with regulators and health technology assessment agencies, Mr. Goldsmith and Dr. Malievskaia began considering the development of psilocybin therapy for TRD, given the significant unmet need in this area. In 2017, Compass Pathways Technologies Limited was renamed Compass Pathways Limited and began to carry out clinical trial and funding activities, and The Compass Trust Limited was dissolved. In August 2020, Compass Pathways Limited was renamed COMPASS Pathfinder Limited and became, through its parent company, Compass Pathfinder Holdings Limited, a wholly owned indirect subsidiary of COMPASS Pathways plc in connection with our corporate reorganization.
To date, we have invested most of our resources in developing our investigational COMP360 psilocybin therapy, building our intellectual property portfolio, conducting business planning, raising capital and providing administrative support for these operations. We have not yet demonstrated an ability to conduct later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful product commercialization or obtain reimbursement in the countries of sale.
We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will eventually need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
Raising additional capital may cause dilution to holders of our ordinary shares or ADSs, restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates.
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Any indebtedness we incur would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, acquire or license intellectual property rights, declare dividends, make capital expenditures and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin therapy or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin therapy or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates.
Risks Related to Development, Clinical Testing and Commercialization of Our Investigational COMP360 Psilocybin Therapy and Any Future Therapeutic Candidates
We are dependent on the successful development of our investigational COMP360 psilocybin therapy. We cannot give any assurance that COMP360 will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized.
We currently have no therapies that are approved for commercial sale and may never be able to develop marketable therapies. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our investigational COMP360 psilocybin therapy, which is currently our only therapeutic candidate in development. Accordingly, our business currently depends on the successful regulatory approval of COMP360 and the commercialization of our investigational COMP360 psilocybin therapy. We cannot be certain that COMP360 will receive regulatory approval or that our therapy will be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of our investigational COMP360 psilocybin therapy, or if COMP360 does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.
The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of psilocybin is, and will remain, subject to comprehensive regulation by the FDA, the DEA, the EMA, the MHRA and foreign regulatory authorities. Failure to obtain regulatory approval in the United States, Europe or other jurisdictions will prevent us from commercializing and marketing our investigational COMP360 psilocybin therapy in such jurisdictions.
Even if we were to successfully obtain approval from the FDA, the EMA, the MHRA and foreign regulatory authorities for COMP360, any approval might contain significant limitations related to use, as well as restrictions for specified age groups, warnings, precautions or contraindications. Furthermore, even if we obtain regulatory approval for COMP360, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize including securing availability of third-party therapy sites for the appropriate administration of our investigational COMP360 psilocybin therapy, secure adequate manufacturing, train and secure access to qualified therapists, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize our investigational COMP360 psilocybin therapy, we may not be able to generate sufficient revenue to continue our business.

The success of our investigational COMP360 psilocybin therapy and any future therapeutic candidates will depend on several factors, including the following:
•successful completion of clinical trials and preclinical studies;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•receiving regulatory approvals or clearance for conducting our planned clinical trials or future clinical trials;
•successful patient enrollment in and completion of clinical trials;
•positive data from our clinical trials that support an acceptable risk-benefit profile of COMP360 and any future therapeutic candidates in the intended populations;
•receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
•establishing and scaling up, either alone or with third-party manufacturers, manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing, if COMP360 or any future therapeutic candidates are approved;
•entry into collaborations to further the development of our investigational COMP360 psilocybin therapy and any future therapeutic candidates;
•obtaining and maintaining and defending patent and trade secret protection and/or regulatory exclusivity for COMP360 and any future therapeutic candidates;
•successfully launching commercial sales of our investigational COMP360 psilocybin therapy and any future therapeutic candidates, if approved;
•acceptance of COMP360 and any future therapeutic candidates’ benefits and uses, if approved, by patients, the medical community and third-party payors;
•maintaining a continued acceptable safety profile of COMP360 and any future therapeutic candidates following approval;
•effectively competing with companies developing and commercializing other therapies in the indications which our investigational COMP360 psilocybin therapy targets;
•obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
•maintaining the strength of our reputation; and
•complying with laws and regulations, including laws applicable to controlled substances, data privacy, and pre-commercial activities.
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates we develop, which would materially harm our business. If we do not receive marketing approvals for COMP360 and any future therapeutic candidates, we may not be able to continue our operations.
COMP360 is, and any future therapeutic candidates we may develop in the future may be, subject to controlled substance laws and regulations in the territories where the product will be marketed, such as the United States, the UK and the rest of Europe, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. In addition, during the review process of COMP360, and prior to approval, the FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential. This may delay approval and any potential rescheduling process.

In the United States, psilocybin and its active metabolite, psilocin, are listed by the DEA as “Controlled Substances” or scheduled substances, under the Comprehensive Drug Abuse Prevention and Control Act of 1970, also known as the Controlled Substances Act, or CSA, specifically as a Schedule I substance. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify psilocybin and psilocin as Schedule I controlled substances. For any product containing psilocybin to be available for commercial marketing in the United States, psilocybin and psilocin must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.
Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while psilocybin and psilocin are Schedule I controlled substances, products approved by the FDA for medical use in the United States that contain psilocybin or psilocin should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when COMP360 receives FDA approval, we anticipate that the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule. During the review process, and prior to approval, the FDA may determine that it requires additional data, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse or misuse potential. This may introduce a delay into the approval and any potential rescheduling process. That delay would be dependent on the quantity of additional data required by the FDA. This scheduling determination will require DEA to conduct notice and comment rule making including issuing an interim final rule. Such action will be subject to public comment and requests for hearing which could affect the scheduling of these substances. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations.
If approved by the FDA, and if the finished dosage form of COMP360 is listed by the DEA as a Schedule II, III, or IV controlled substance, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take significantly longer than the 90-day deadline set forth in the CSA, thereby delaying the launch of our investigational COMP360 psilocybin therapy in the United States. Furthermore, the FDA, DEA, or any foreign regulatory authority could require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of our investigational COMP360 psilocybin therapy and any future therapeutic candidates containing controlled substances. In addition, therapeutic candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:
•DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of COMP360. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.
•State-controlled substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule COMP360. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.
•Clinical trials. Because our investigational COMP360 psilocybin therapy contains psilocybin, to conduct clinical trials with COMP360 in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense COMP360 and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any manufacturing or repackaging/relabeling of either COMP360 or its active ingredients (i.e., psilocybin) in the United States. COMP360 is imported in its fully-finished, packaged and labeled dosage form.
•Importation. If COMP360 is approved and classified as a Schedule II, III or IV substance, an importer can import it for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of COMP360 and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration. If COMP360 is approved and classified as a Schedule II controlled substance, federal law may prohibit the import of the substance for commercial purposes. If COMP360 is listed as a Schedule II substance, we will not be allowed to import the drug for commercial purposes unless the DEA determines that domestic supplies are inadequate or there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. Moreover, Schedule I controlled substances, including psilocybin and psilocin, have never been registered with the DEA for importation for commercial purposes, only for scientific and research needs. Therefore, if neither COMP360 nor its drug substance could be imported, COMP360 would have to be wholly manufactured in the United States, and we would need to secure a manufacturer that would be required to obtain and maintain a separate DEA registration for that activity.
•Manufacture in the United States. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of COMP360, the active ingredient in the final dosage form is currently a Schedule I controlled substance and would be subject to such quotas as this substance could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredient in COMP360 may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
•Distribution in the United States. If COMP360 is scheduled as Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute COMP360 and any future therapeutic candidates. These distributors would need to obtain Schedule II, III or IV distribution registrations. This limitation in the ability to distribute COMP360 more broadly may limit commercial uptake and could negatively impact our prospects. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If COMP360 is a Schedule II drug, participants in our supply chain may have to maintain enhanced security with alarms and monitoring systems and they may be required to adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. In addition, COMP360 could be determined to have a high potential for abuse and therefore required to be administered at our trial sites, which could limit commercial update. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.
•Psilocybin and psilocin are “controlled drugs” in the UK, as they are listed under Schedule 1 of the UK’s Misuse of Drugs Regulations 2001 and are classified as Class A controlled substances under the Misuse of Drugs Act 1971. Substances listed under Schedule 1 of the Misuse of Drugs Regulations 2001 are considered to have little or no therapeutic benefit and are the most strictly controlled. These substances can therefore only be imported, exported, produced and supplied under a license issued by the UK Government’s Home Office. Psilocybin and psilocin may never be rescheduled under the Misuse of Drugs Regulations 2001, or reclassified under the UK’s Misuse of Drugs Act 1971.
The potential reclassification of psilocybin and psilocin in the United States could create additional regulatory burdens on our operations and negatively affect our results of operations.
If psilocybin and/or psilocin, other than the FDA-approved formulation, is rescheduled under the CSA as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), the ability to conduct research on psilocybin and psilocin would most likely be improved. However, rescheduling psilocybin and psilocin may materially alter enforcement policies across many federal agencies, primarily the FDA and DEA. The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the Federal Food, Drug, and Cosmetic Act, or the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because it is currently illegal under federal law to produce and sell psilocybin and psilocin, and because there are no federally recognized medical uses, the FDA has historically deferred enforcement related to psilocybin and psilocin to the DEA. If psilocybin and psilocin were to be rescheduled to a federally controlled, yet legal, substance, the FDA would likely play a more active regulatory role. The DEA would continue to be active in regulating manufacturing, distribution and dispensing of such substances. The potential for multi-agency enforcement post-rescheduling could threaten or have a materially adverse effect on our business.
COMP360 contains controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies.
Therapies containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, COMP360 and any future therapeutic candidates we may develop. Opponents of these therapies may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these therapies. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from psilocybin misuse may adversely affect the commercial success or market penetration achievable by our investigational COMP360 psilocybin therapy. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our investigational COMP360 psilocybin therapy or any future therapeutic candidates.
If COMP360 or any future therapeutic candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of the safety and quality of our therapies. We may face limited adoption if third-party therapy sites, therapists, and patients are unwilling to try such a novel treatment. There has been a history of negative media coverage regarding psychedelic substances, including psilocybin, which may affect the public’s perception of our therapies. In addition, psilocybin elicits intense psychological experiences, and this could deter patients from choosing this course of treatment. We could be adversely affected if we were subject to negative publicity or if any of our therapies or any similar therapies distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perception, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our therapies or any similar therapies distributed by other companies could have a material adverse impact on our business, prospects, financial condition and results of operations.
Future adverse events in research into depression and mental health diseases on which we focus our research efforts, or the pharmaceutical industry more generally, could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our therapies. Any increased scrutiny could delay or increase the costs of obtaining regulatory approval for COMP360 or any future therapeutic candidates.
Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of COMP360 or any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates on a timely basis or at all, which will adversely affect our business.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.
We may experience delays in completing our ongoing clinical trial and initiating or completing additional clinical trials. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates, including:
•delays in or failure to obtain regulatory approval to commence or modify a trial, including the imposition of a temporary or permanent clinical hold by regulatory authorities for a number of reasons, including after review of an Investigational New Drug Application, or IND, or amendment, clinical trial application, or CTA, or amendment, or equivalent application or amendment, as a result of a finding that the trial presents unreasonable risk to clinical trial participants or a negative finding from an inspection of our clinical trial operations or study sites, or the occurrence of a suspected, unexpected serious adverse reaction, or SUSAR, which we have experienced in the past, or serious adverse reaction, or SAE, during our clinical trials or investigator-initiated studies, or IISs, using COMP360;
•delays in or failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delays in or failure to obtain institutional review board, or IRB, or ethics committee approval at each site;
•delays in or failure to recruit a sufficient number of suitable patients to participate in a trial;
•failure to have patients complete a trial or return for post-treatment follow-up;
•clinical sites deviating from trial protocol or dropping out of a trial;
•challenges related to conducting adequate and well-controlled clinical trials, including designing an appropriate comparator arm in studies given the potential difficulties related to maintaining the blinding during the trial or placebo or nocebo effects;
•adding new clinical trial sites;
•availability of adequately trained therapists and appropriate third-party clinical trial sites for the conduct of psilocybin therapy sessions, including preparation, psilocybin administration and integration of the therapeutic experience;
•sufficiency of any supporting digital services that may form part of the preparation, integration or long-term follow-up relating to any therapy we develop;
•failure to contract for the manufacture of sufficient quantities of the underlying therapeutic substance for use in clinical trials in a timely manner;
•third-party actions claiming infringement by our investigational COMP360 psilocybin therapy or any future therapeutic candidates in clinical trials and obtaining injunctions interfering with our progress;
•safety or tolerability concerns which could cause us or our collaborators, as applicable, to suspend or terminate a trial if we or our collaborators find that the participants are being exposed to unacceptable health risks;
•changes in regulatory requirements, policies and guidelines;
•lower than anticipated retention rates of patients and patients in clinical trials;
•our third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•delays in establishing the appropriate dosage levels in clinical trials;

•delays in our clinical trials due to the ongoing COVID-19 pandemic, due to factors such as a decrease in the willingness or availability of patients to enroll in our clinical trials and challenges in procuring sufficient supplies of the underlying therapeutic substance;
•the quality or stability of the underlying therapeutic substance falling below acceptable standards; and
•business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, pandemics, or failures or significant downtime of our information technology systems resulting from cyber-attacks on such systems or otherwise.
We could encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee, or DRC, or Data Safety Monitoring Board for such trial or by the FDA, the EMA, the MHRA or other regulatory authorities or if the DEA registration of an investigator or site conducting the clinical trial is revoked. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA, the MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including any SUSARs or SAEs which have in the past or may in the future occur in our trials or any IISs or other studies using COMP360 and those relating to the class to which COMP360 or any future therapeutic candidates belong, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, on June 18, 2018, the FDA placed COMP360 on clinical hold after it reviewed our initial IND submission, citing the need for additional information regarding the structure of the psilocybin sessions, study personnel, and criteria for discharge. We submitted responsive information to our IND, and the FDA removed the clinical hold on August 8, 2018. If we experience delays in the completion of, or termination of, any clinical trial of COMP360 or any future therapeutic candidates, the commercial prospects of our investigational COMP360 psilocybin therapy or any future therapeutic candidates will be harmed, and our ability to generate revenue from any such therapeutic candidates will be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down COMP360 or any future therapeutic candidate development and approval process and jeopardize our ability to commence sales and generate revenue. Moreover, if we make changes to COMP360 or any future therapeutic candidates, we may need to conduct additional studies to bridge such modified therapeutic candidates to earlier versions, which could delay our clinical development plan or marketing approval for our investigational COMP360 psilocybin therapy or any future therapeutic candidates. Significant clinical trial delays could also allow our competitors to bring therapies to market before we do or shorten any periods during which we have the exclusive right to commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates and impair our ability to commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates and may harm our business and results of operations.
Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates or result in the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates being stopped early.
Our clinical trials may fail to demonstrate substantial evidence of the safety and effectiveness of COMP360 or any future product candidates that we may identify and pursue, which would prevent, delay or limit the scope of regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of our investigational COMP360 psilocybin therapy or future therapeutic candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that the applicable therapeutic candidate is both safe and effective for use in each target indication. A therapeutic candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process and, because our investigational COMP360 psilocybin therapy is in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our investigational COMP360 psilocybin therapy. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of COMP360, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with COMP360, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of COMP360 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
Even if our clinical trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses and we cannot guarantee that the FDA, the EMA or comparable foreign regulatory authorities will interpret the results as we do. Accordingly, more trials could be required before we submit COMP360 for approval. To the extent that the results of the trials are not satisfactory to the FDA, the EMA or comparable foreign regulatory authorities for support of a marketing application, approval of COMP360 may be significantly delayed, or we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of COMP360. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. Due to the inherent risk in the development of therapeutic substances, there is a significant likelihood that COMP360 and any future therapeutic candidates will not successfully complete development and receive approval. Many other companies that believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their therapy. If we do not receive regulatory approvals for COMP360 or future therapeutic candidates, we may not be able to continue our operations. Even if regulatory approval is secured for COMP360 or any future therapeutic candidate, the terms of such approval may limit the scope and use of a specific therapeutic candidate, which may also limit its commercial potential.
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. These data may not be sufficient to support regulatory submissions or approvals.
We have in the past published and, from time to time in the future we may publish, interim, top-line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of subjects have been enrolled, but before completion of the trial. Similarly, we may report top-line or preliminary results of primary and key secondary endpoints before the final trial results are completed. Interim, top-line and preliminary data from our clinical trials may change as more patient data or analyses become available. Preliminary, top-line or interim data from our clinical trials are not necessarily predictive of final results. Interim, top-line and preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular therapeutic candidate and our company in general, and regulatory agencies may request further data from us. In addition, you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular therapeutic candidate. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize COMP360 or any future product candidate, our business, operating results, prospects or financial condition may be harmed.
The regulatory approval process of the FDA, the EMA, the MHRA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for COMP360 and any future therapeutic candidates, our business will be substantially harmed.

We have not previously submitted a new drug application, or NDA, to the FDA, or a marketing authorization application, or MAA, to the EMA or the MHRA. Before obtaining regulatory approvals for the commercial sale of COMP360 or any future therapeutic candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that COMP360 and any future therapeutic candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and, because COMP360 is in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for COMP360. It is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
COMP360 or any future therapeutic candidates could fail to receive regulatory approval from the FDA, the EMA, the MHRA or comparable foreign regulatory authorities or be precluded from commercial marketing for many reasons, including the following:
•the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may disagree with, question or request changes in the design or implementation of our clinical trials;
•the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may determine that COMP360 or any future therapeutic candidates are not safe and effective, only moderately effective, or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•the results of clinical trials may not meet the level of statistical significance required by the FDA, the EMA, the MHRA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that our investigational COMP360 psilocybin therapy or any future therapeutic candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our investigational COMP360 psilocybin therapy or any future therapeutic candidates may not be sufficient to support the submission of an NDA or other submission, or to obtain regulatory approval in the United States or elsewhere;
•the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•the approval policies or regulations of the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•the potential risk of our novel therapy and delivery method, including the use of third-party clinical trial sites and therapists.
This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any COMP360 or any future therapeutic candidates, which would significantly harm our business, results of operations and prospects. The FDA, the EMA, the MHRA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of COMP360 or any future therapeutic candidates. Even if we believe the data collected from clinical trials of COMP360 or any future therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, the MHRA or any other regulatory authority. If COMP360 or any future therapeutic candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process, this will prevent such therapeutic candidate from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.
In addition, even if we were to obtain approval, regulatory or pricing authorities may approve COMP360 or any future therapeutic candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our therapies, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a therapeutic candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that therapeutic candidate. For example, esketamine, a drug targeting major depressive disorder, or MDD, is only available through a Risk Evaluation and Mitigation Strategy, or REMS, program, under the applicable FDA regulations. Any of the foregoing scenarios may have a negative impact on the commercial prospects for our investigational COMP360 psilocybin therapy or any future therapeutic candidates.
Even if COMP360 or any future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any such therapeutic candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our investigational COMP360 psilocybin therapy or any future therapeutic candidates.
If the FDA, the EMA, the MHRA or a comparable foreign regulatory authority approves COMP360 or any future therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the therapy and underlying therapeutic substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and with good clinical practices, or GCPs, for any clinical trials that we conduct post-approval, as well as applicable product tracking and tracing requirements, all of which may result in significant expense and limit our ability to commercialize such therapies. Additionally, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Later discovery of previously unknown problems with any approved therapeutic candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the labeling, distribution, marketing or manufacturing of COMP360 or any future therapeutic candidates, withdrawal of the product from the market, or product recalls;
•untitled and warning letters, or holds on clinical trials;
•refusal by the FDA, the EMA, the MHRA or other foreign regulatory body to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;
•requirements to conduct post-marketing studies or clinical trials;
•restrictions on coverage by third-party payors;
•fines, restitution or disgorgement of profits or revenue;
•suspension or withdrawal of marketing approvals;
•product seizure or detention, or refusal to permit the import or export of the product; and
•injunctions or the imposition of civil or criminal penalties.
In addition, any regulatory approvals that we receive for COMP360 or any future therapeutic candidates may also be subject to limitations on the approved indicated uses for which the therapy may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of such therapeutic candidates. For instance, we believe that COMP360, if approved, would be subject to a REMS program, under the applicable FDA regulations. REMS programs are costly and time-consuming for providers to comply with, involving high administrative burden, which could delay or limit our ability to commercialize our investigational COMP360 psilocybin therapy.
If there are changes in the application of legislation, regulations or regulatory policies, or if problems are discovered with our investigational COMP360 psilocybin therapy or our manufacture of an underlying therapeutic substance, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include imposing fines on us, imposing restrictions on the therapeutic or its manufacture and requiring us to recall or remove the therapeutic from the market. The regulators could also suspend or withdraw our marketing authorizations, requiring us to conduct additional clinical trials, change our therapeutic labeling or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such therapy may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.
COMP360 and any future therapeutic candidates we may develop may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval. If such side effects are identified during the development of COMP360 or any future therapeutic candidates or following approval, if any, we may need to abandon our development of such therapeutic candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences.
Undesirable side effects that may be caused by COMP360 or any future therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials or result in clinical holds and could result in a more restrictive label, a requirement that we implement a REMS plan to ensure that the benefits of the therapy outweigh its risks, or the delay or denial of regulatory approval by the FDA, the EMA, the MHRA or other comparable foreign authorities. We or regulatory authorities may also learn of and take similar actions based on side effects related to COMP360 or compounds similar to COMP360 or any future therapeutic candidates in studies not conducted by us, including in IISs or studies conducted by other sponsors, from spontaneous reports of use of psilocybin outside of the clinical trial setting or from safety reports in literature.
The results of future clinical studies may show that COMP360 or any future therapeutic candidates cause undesirable or unacceptable side effects or even death. For example, there were a number of treatment emergent adverse events reported with the results of our Phase II clinical trial in TRD (as described in “Business” above). There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of COMP360 or any future therapeutic candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to psilocybin, certain patients may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.
Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Even if we receive regulatory approval for COMP360 or any future therapeutic candidates, we will have tested them in only a limited number of patients during our clinical trials. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the therapy used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any such therapeutic candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of COMP360 or any future therapeutic candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to such therapeutic candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. If our applications for marketing are approved and more patients begin to use our therapy, new risks and side effects associated with our therapies may be discovered. There have been other products and therapies that have been approved by the regulatory authorities but for which safety concerns have been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of therapies from the market, and our investigational COMP360 psilocybin therapy and any future therapeutic candidates may be subject to similar risks. We might have to withdraw or recall our investigational COMP360 psilocybin therapy and any future therapeutic candidates from the marketplace. We may also experience a significant drop in the potential future sales of our investigational COMP360 psilocybin therapy or any future therapeutic candidates if and when regulatory approvals for such therapy are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved therapeutic candidates, if any, or substantially increase the costs and expenses of commercializing and marketing our investigational COMP360 psilocybin therapy and any future therapeutic candidates.
Additionally, if our investigational COMP360 psilocybin therapy or any future therapeutic candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such therapeutic candidates, a number of potentially significant negative consequences could result, including the following:
•regulatory authorities may withdraw approvals of such therapies and require us to take our approved therapeutic candidates, if any, off the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS plan to ensure that the benefits of the therapeutic candidate outweigh its risks;
•we may be required to change the way the therapy is administered, conduct additional clinical trials or change the labeling of the therapeutic candidate;
•we may be subject to limitations on how we may promote the therapeutic candidate;
•sales of the therapy may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of the affected therapeutic candidate or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our investigational COMP360 psilocybin therapy or any future therapeutic candidates.
Even if we obtain FDA, EMA or MHRA approval for COMP360 or any future therapeutic candidates that we may identify and pursue in the United States, Europe or the UK, we may never obtain approval to commercialize any such therapeutic candidates outside of those jurisdictions, which would limit our ability to realize their full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a therapeutic candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
Seeking foreign regulatory approval could result in difficulties and costs and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our investigational COMP360 psilocybin therapy and any future therapeutic candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA, EMA or MHRA approval. We do not have any therapeutic candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets for COMP360 or any future therapeutic candidates. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our investigational COMP360 psilocybin therapy and any future therapeutic candidates will be harmed.

The results of preclinical studies and early-stage clinical trials of our investigational COMP360 psilocybin therapy or any future therapeutic candidates may not be predictive of the results of later stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.
Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of COMP360 or any future therapeutic candidates. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.
Additionally, several of our past, planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
Research and development of drugs targeting the central nervous system is particularly difficult, which makes it difficult to predict and understand why the drug has a positive effect on some patients but not others.
Discovery and development of new drugs targeting central nervous system, or CNS, disorders are particularly difficult and time-consuming, evidenced by the higher failure rate for new drugs for CNS disorders compared with most other areas of drug discovery. Any such setbacks in our clinical development could have a material adverse effect on our business and operating results. In addition, our later stage clinical trials may present challenges related to conducting adequate and well-controlled clinical trials, including designing an appropriate comparator arm in trials given the potential difficulties related to maintaining the blinding during the trial or placebo or nocebo effects.
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. The population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions to impact the effectiveness of our investigational COMP360 psilocybin therapy. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin therapy.
We depend on enrollment of patients in our clinical trials for COMP360 and any future therapeutic candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.
Identifying and qualifying patients to participate in our clinical trials is critical to our success. Patient enrollment depends on many factors, including:
•the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
•identifying and enrolling eligible patients, including those willing to discontinue use of their existing medications;
•the design of the clinical protocol and the patient eligibility and exclusion criteria for the trial;
•safety profile, to date, of the therapeutic candidate under study;
•the willingness or availability of patients to participate in our trials, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance;

•the willingness or availability of patients to participate in our trials, including due to impacts of the ongoing COVID-19 pandemic;
•perceived risks and benefits of our approach to treatment of indication;
•the proximity of patients to clinical sites;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•the availability of competing clinical trials;
•the availability of new drugs approved for the indication the clinical trial is investigating;
•clinicians’ and patients’ perceptions of the potential advantages of the drug being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating; and
•our ability to obtain and maintain patient informed consents.
Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.
In addition, any negative results we may report in clinical trials of COMP360 or any future therapeutic candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial of COMP360 or any future therapeutic candidates will likely increase our costs, slow down COMP360 approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP 360 psilocybin therapy and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates.
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions currently or in the future affected by the COVID-19 pandemic or which may in the future be impacted by other pandemics. Some factors from the COVID-19 pandemic that have delayed enrollment in our trial or that we believe could adversely affect enrollment in our trials in the future include:
•the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•the limitation of available participants for our trials;
•the inability of patients, therapists or physicians to come to hospitals and universities to participate in our trials, leading to delays and increased costs;
•limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring and patient preparation and integration sessions;
•interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our trials; and
•employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.
These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of COVID-19 continues to evolve and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.
We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our therapies on our own or with suitable collaborators.

While we are currently assembling a sales and marketing infrastructure, we have limited organizational experience in the sale or marketing of therapeutic candidates. To achieve commercial success for any approved therapy, we must develop or acquire a sales and marketing organization, outsource these functions to third parties or enter into partnerships.
If our investigational COMP360 psilocybin therapy is approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America and in the EU. In select geographies, we might also consider relying on the support of a Contract Sales Organization, or CSO, or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our therapies effectively or to market our therapies effectively since we have limited organizational experience in the sales and marketing of therapeutic substances. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any therapeutic launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our therapies on our own include:
•our inability to train an adequate number of therapists to meet the demand for psilocybin therapy;
•the ability of our therapists to perform their roles consistently with our training and our guidelines for the administration of our investigational COMP360 psilocybin therapy;
•our inability to recruit, train and retain effective market access and commercial personnel;
•the inability of commercial personnel to obtain access to or educate adequate numbers of physicians on the benefits of prescribing any future therapies;
•our inability to identify a sufficient number of treatment centers in third-party therapy sites to meet the demands of our therapies;
•the lack of complementary therapies to be offered by our commercial personnel, which may put us at a competitive disadvantage relative to companies with more extensive therapeutic lines;
•unforeseen costs and expenses associated with creating an independent market access and commercial organization; and
•costs of market access and commercialization above those anticipated by us.
If we enter into arrangements with third parties to perform market access and commercial services for any approved therapies, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any therapies that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved therapies outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our therapies or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. We may not be successful in entering into arrangements with third parties to commercialize our therapies or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our therapies effectively, to set up sufficient number of treatment centers in third-party therapy sites, or to recruit, train and retain adequate number of therapists to administer our therapies. In addition, we are exploring ways in which we can use digital technology to improve the patient experience and therapeutic outcomes of our therapies. Commercialization partners may lack incentives to promote our digital technology and we may face difficulties in implementing our digital technologies in third-party therapy sites through such third parties.
If we do not establish commercial capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our therapies, which in turn would have a material adverse effect on our business, prospects, financial condition and results of operations.
The future commercial success of our investigational COMP360 psilocybin therapy or any future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large.

We may never have a therapy that is commercially successful. To date, we have no therapy authorized for marketing. Our investigational COMP360 psilocybin therapy requires further clinical investigation, regulatory review, significant market access and marketing efforts and substantial investment before it can produce any revenue. Furthermore, if approved, our therapy may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and historic media coverage of psychedelic substances, including psilocybin. Because of this history, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our investigational COMP360 psilocybin therapy may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of our future therapies by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:
•acceptance by healthcare professionals, patients and healthcare payors of each therapy as safe, effective and cost-effective;
•changes in the standard of care for the targeted indications for any therapeutic candidate;
•the strength of sales, marketing and distribution support;
•potential product liability claims;
•the therapeutic candidate’s relative convenience, ease of use, ease of administration and other perceived advantages over alternative therapies;
•the prevalence and severity of adverse events or publicity;
•limitations, precautions or warnings listed in the summary of therapeutic characteristics, patient information leaflet, package labeling or instructions for use;
•the cost of treatment with our therapy in relation to alternative treatments;
•the steps that prescribers and dispensers must take, given that COMP360 includes a controlled substance, as well as the perceived risks based upon its controlled substance status;
•the ability to manufacture our product in sufficient quantities and yields;
•the availability and amount of coverage and reimbursement from healthcare payors, and the willingness of patients to pay out of pocket in the absence of healthcare payor coverage or adequate reimbursement;
•the willingness of the target patient population to try, and of healthcare professionals to prescribe, the therapy;
•any potential unfavorable publicity, including negative publicity associated with recreational use or abuse of psilocybin;
•any restrictions on the use, sale or distribution of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, including through REMS;
•the extent to which therapies are approved for inclusion and reimbursed on formularies of hospitals and managed care organizations; and
•whether our therapies are designated under physician treatment guidelines or under reimbursement guidelines as a first-line, second-line, third-line or last-line therapy.
If our investigational COMP360 psilocybin therapy or any future therapeutic candidates fail to gain market access and acceptance, this will have a material adverse impact on our ability to generate revenue to provide a satisfactory, or any, return on our investments. Even if some therapies achieve market access and acceptance, the market may prove not to be large enough to allow us to generate significant revenue.

Our business and commercialization strategy depends on our ability to identify, qualify, prepare, certify and support third-party therapy sites offering any approved therapy. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed.
If we are able to commercialize our investigational COMP360 psilocybin therapy or future therapies, our success will be dependent upon our ability to identify, qualify, prepare, certify and support third-party therapy sites that offer and administer our therapies. Our commercial model of delivering our investigational COMP360 psilocybin therapy will also involve third-party therapists before, during and after the psilocybin administration session, which will be hosted in one of the third-party therapy sites. We intend to commercialize our investigational COMP360 psilocybin therapy and any future therapeutic candidates by building close relationships with qualified third-party therapy sites where these therapists will administer our investigational COMP360 psilocybin therapy. Because we intend to work only with third-party sites and providers who agree to adhere strictly to our treatment protocols, we may face limitations on the number of sites available to administer our investigational COMP360 psilocybin therapy. Any such limitations could make it impracticable or impossible for some potential patients to access our investigational COMP360 psilocybin therapy, if approved, which could limit the overall size of our potential patient population and harm our future results of operations. Although we plan to develop Centers of Excellence to train and certify such third-party therapy sites, conduct further research on and continuously improve our treatment protocol, we expect this to involve significant costs, time and resources, and our efforts may not be successful.
If we are unable to establish a sufficient network of third-party therapy sites certified under applicable standards, including regional, national, state or other applicable standards as needed to render psilocybin therapeutic services, including the certifications that such third-party therapy sites may require, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations and commercialization efforts. We expect the therapists to be employed by the third-party therapy sites where the therapists administer our therapies. Third-party therapy sites could, for a number of reasons, demand higher payments for our therapies or take other actions to increase their income from selling our therapies, which could result in higher costs for payors and for our patients to get access to our therapies. For example, legal regimes may have higher levels of licensure which force us to contract with third-party therapy sites that demand higher payment rates to provide psilocybin therapeutic services. In addition, third-party therapy sites may have difficulty meeting regulatory or accreditation requirements.
Given the novel nature of our treatment, third-party therapy sites may face additional financial and administrative burdens in order to deliver any approved therapy, including adhering to a REMS plan in the United States or a Risk Management Program, or RMP, in Europe. The process for a third-party therapy site to obtain a certificate under a REMS plan can be very costly and time-consuming, which could delay a third-party therapy site’s ability to provide our therapies and materially adversely affect our commercialization trajectory. Furthermore, third-party therapy sites will need to ensure that they have the necessary infrastructure and equipment in order to deliver our investigational COMP360 psilocybin therapy, such as adequate audio-visual equipment, ancillary equipment and sufficient treatment rooms. This may deter third-party therapy sites from providing our therapeutic candidate and reduce our ability to expand our network and generate revenue. Our ability to develop and maintain satisfactory relationships with third-party therapy sites may otherwise be negatively impacted by other factors not associated with our operations and, in some instances, outside of our direct or indirect control, such as negative perceptions regarding the therapeutic use of psilocybin, changes in Medicare and/or Medicaid or commercial payors reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and the providers. Reimbursement levels may be inadequate to cover third-party therapy sites’ costs of delivering our investigational COMP360 psilocybin therapy. The failure to maintain or to secure new cost-effective contracts with third-party therapy sites may result in a loss of or inability to grow our network of third-party therapy sites, patient base, higher costs to our patients and us, healthcare provider network disruptions and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.
We currently rely on qualified therapists working at third-party clinical trial sites to administer our investigational COMP360 psilocybin therapy in our clinical trials and we expect this to continue upon approval, if any, of COMP360 or any future therapeutic candidates. If third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed.
We currently administer our investigational COMP360 psilocybin therapy in our clinical trials through qualified third-party therapists working at third-party clinical trial sites. However, there are currently not enough trained therapists to carry out our investigational COMP360 psilocybin therapy at a commercial scale, and our efforts to facilitate training and certification programs for therapists, including through our planned Centers of Excellence, may be unsuccessful.

While we currently provide training to the therapists and expect to continue providing trainings in the future (either directly or indirectly through third-party providers), we do not currently employ the therapists who deliver our therapies to patients and do not intend to do so in the future. Such therapists are typically employed by the third-party therapy sites. If our investigational COMP360 psilocybin therapy or any future therapeutic candidates are approved for commercialization, third-party therapy sites may demand substantial financial resources from us to recruit and retain a team of qualified therapists to administer our investigational COMP360 psilocybin therapy or any future therapeutic candidates. If the third-party therapy sites fail to recruit, train and retain sufficient number of therapists, our ability to offer and administer our therapies will be greatly harmed, which may in turn reduce the market acceptance rate of our therapies. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.
Although we currently provide training and expect to continue providing training to the therapists (directly or through third-party providers), we generally rely on qualified and certified third-party therapy sites to manage the therapists and monitor the administration of our therapies and ensure that the administration process of our therapies comply with our established protocols. However, if not properly managed and supervised, there is a risk that therapists may deviate from our training protocols, fail to follow the guidelines we have established, or abuse patients during psilocybin administration sessions. The therapists might also administer unauthorized therapies to patients using illegal psilocybin compounds in “underground” clinics. Such illegal activities would put the patients at risk and subject us to potential liabilities, litigations, regulatory proceedings and reputational harm. If this were to occur, we may face serious setbacks for our commercialization process and our financial condition and results of operations would be materially harmed.
Commercialization of our COMP360 psilocybin therapy or other therapeutic candidates is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.
There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with our affiliated providers and our Centers of Excellence violate laws prohibiting the corporate practice of medicine and certain other health professions. These laws generally prohibit the practice of medicine and certain other health professions by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the professional judgment of clinicians and other health care practitioners. The professions subject to corporate practice restrictions and the extent to which each jurisdiction considers particular actions or contractual relationships to constitute improper influence of professional judgment vary across jurisdictions and are subject to change and evolving interpretations by state boards of medicine and other health professions and enforcement agencies, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice laws will not further circumscribe our business operations. State corporate practice restrictions also often impose penalties on health professionals for aiding a corporate practice violation, which could discourage clinicians or other licensed professionals from participating in our network of providers or Centers of Excellence. Any difficulty securing clinicians to participate in our network could impair our ability to provide therapies and could have a material adverse effect on our business.
Corporate practice restrictions exist in some form, whether by statute, regulation, professional board or attorney general guidance, or case law, in at least 42 U.S. states, though the broad variation between jurisdictions with respect to the application and enforcement of the doctrine makes establishing an exact count difficult. Because of the prevalence of corporate practice restrictions on medicine, we contract for provider services and other services provided by the Centers for Excellence through various agreements, such as service agreements, rather than employ providers. We expect that these relationships will continue, but we cannot guarantee that they will. The arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. In addition, a material change in our relationship with the Providers, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide therapies and could have a material adverse effect on our business, financial condition and results of operations.
Changes in methods of therapeutic candidate manufacturing or formulation may result in additional costs or delay.
As therapeutic candidates are developed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way in an effort to optimize processes and results. Any of these changes could cause our investigational COMP360 psilocybin therapy or any future therapeutic candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of COMP360 or any future therapeutic candidates and jeopardize our ability to commence product sales and generate revenue.
Breakthrough Therapy designation by the FDA for COMP360 or any future therapeutic candidates may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our investigational COMP360 psilocybin therapy or any future therapeutic candidates will receive marketing approval.
We have received Breakthrough Therapy designation for COMP360 for the treatment of TRD and may seek it for any future therapeutic candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe any future therapeutic candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for COMP360 and any future therapeutic candidates may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even though COMP360 has been designated as a breakthrough therapy, the FDA may later decide that it, or any future therapeutic candidates that are designated by FDA as breakthrough therapies, no longer meet the conditions for qualification.
Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
We may seek Fast Track designation for COMP360 or any future therapeutic candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular therapeutic candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we receive Fast Track designation for any future therapeutic candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track designation for any therapeutic candidate that is granted Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.
We may in the future enter into collaborations for the discovery, development and/or commercialization of additional therapeutic candidates or research programs. Such collaborations may not result in the development of commercially viable therapeutic candidates or the generation of significant future revenue, or we may fail to enter into profitable relationships.
We may enter into collaborations with pharmaceutical companies or others for the discovery, development and/or commercialization of future therapeutic candidates or research programs. For example, we are expanding our Discovery Center, a sponsored research agreement with University of the Sciences (Pennsylvania), through collaborations with academic laboratories at UC San Diego, School of Medicine (California), the Medical College of Wisconsin (Wisconsin), and Dr. Matthias Grill, CEO of MiHKAL GmbH (Switzerland). If we fail to enter into or maintain collaborations on reasonable terms, our ability to discover and develop future therapeutic candidates and research programs could be delayed or become more costly. Any future collaborations may subject us to a number of risks, including the following:
•the inability to control the amount and timing of resources that our collaboration partner devotes to our future research programs and therapeutic candidates;
•for collaboration agreements where we may be solely or partially responsible for funding development expenses through a defined milestone event, we may never recoup the costs of these investments if the therapeutic candidate fails to achieve regulatory approval or commercial success;

•we may rely on the information and data received from third parties regarding their research programs and therapeutic candidates without independent verification;
•we may not have control of the process conducted by the third party in gathering and composing data regarding their research programs and therapeutic candidates and we may not have formal or appropriate guarantees with respect to the quality and the completeness of such data;
•we may not have sufficient funds to satisfy any milestone, royalty or other payments we may owe to any third party collaborator;
•our collaboration agreements may contain non-competition provisions which place restrictions on our business operations and the therapeutic candidates and/or indications we may pursue;
•a collaborative partner may develop or commercialize a competing therapeutic candidate either by itself or in collaboration with others, including one or more of our competitors;
•our collaborative partners’ willingness or ability to complete their obligations under our collaboration arrangements may be adversely affected by business combinations or significant changes in a collaborative partner’s strategy;
•our collaborative partners may experience delays in, or increases in the costs of, the discovery and development of our future therapeutic candidates and research programs and we may be required to pay for any cost increases;
•we may have disagreements with collaborative partners, including disagreements over proprietary rights, selection of lead therapeutic candidates, contract interpretation or the preferred course of development that might cause delays or termination of the research, development or commercialization of therapeutic candidates, might lead to additional responsibilities for us with respect to therapeutic candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•our collaborative partners may not properly obtain, maintain, defend or enforce intellectual property rights; and
•our collaborative partners may infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability.
We may face significant competition in seeking appropriate collaborative partners. Our ability to reach a definitive agreement for a collaborative partnership depends, among other things, upon our assessment of a potential collaborator’s resources and expertise, the terms and conditions of the proposed partnership and the potential collaborator’s evaluation of a number of factors. Proposing, negotiating, and implementing collaborations, licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. We have limited institutional knowledge and experience with respect to such activities and we may also not realize the anticipated benefits of any such transaction or arrangement.
Should any of the foregoing risks materialize, any collaborations we enter into could fail to result in the development of commercially viable therapeutic candidates or the generation of future revenue, which could have a material adverse effect on our business.
Our business strategy includes developing Centers of Excellence, which we expect will involve significant costs, time and resources. If our efforts are unsuccessful, our business, prospects and financial condition would be adversely affected.
A key element of our business strategy involves setting up research facilities and innovation labs, which we refer to as Centers of Excellence, in key markets. We announced the establishment of our first Center of Excellence in collaboration with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics in Baltimore, Maryland, in January 2021. We intend to use these Centers of Excellence to gather evidence to optimize our therapy model, train and certify therapists, conduct clinical trials, including proof of concept studies, develop and test digital technology solutions to improve patient experience and outcomes and pursue other activities to refine our approach to delivering our investigational COMP360 psilocybin therapy safely and cost-effectively. Our efforts to design, build and staff these Centers of Excellence, or identify suitable third parties with whom we may collaborate to open these centers, will involve significant time, costs, including potential capital expenditures to acquire and develop facilities, and other resources, and may divert our management team’s focus from executing on other key elements of our business strategy. If we fail to enter into or maintain agreements with third parties to develop and operate these Centers of Excellence on reasonable terms, or at all, our ability to develop our future research programs and therapeutic candidates could be delayed, the commercial potential of our therapies could change and our costs of development and commercialization could increase. If our efforts to develop these Centers of Excellence are unsuccessful, it will have a materially adverse impact on our business, future prospects and financial position.
We may become exposed to costly and damaging liability claims, either when testing our investigational COMP360 psilocybin therapy or any future therapeutic candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of therapeutic substances. Currently, we have no therapies that have been approved for commercial sale; however, the current and future use of our investigational COMP360 psilocybin therapy or any future therapeutic candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved therapies in the future, may expose us to liability claims. These claims might be made by patients who use our therapies, healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that sell our therapies. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our investigational COMP360 psilocybin therapy or any future therapeutic candidates or any prospects for commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If COMP360 or any future therapeutic candidates causes adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use COMP360 or any future therapeutic candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:
•decreased demand for our therapies due to negative public perception;
•injury to our reputation;
•withdrawal of clinical trial participants or difficulties in recruiting new trial participants;
•initiation of investigations by regulators;
•costs to defend or settle the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue from therapeutic sales; and
•the inability to commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates, if approved.
It is possible that our liabilities could exceed our insurance coverage. We intend to expand our insurance coverage to include the sale of commercial therapies if we obtain marketing approval for our investigational COMP360 psilocybin therapy or any future therapeutic candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business, financial condition and results of operations could be materially adversely affected.
Liability claims resulting from any of the events described above could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Regulatory Compliance

Psilocybin and psilocin are listed as Schedule I controlled substances under the CSA in the U.S., and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.
Psilocybin and psilocin are categorized as Schedule I controlled substances under the CSA, Schedule 1 drugs under the UK’s Misuse of Drugs Regulations 2001 and are similarly categorized by most states and foreign governments. Even assuming that COMP360 or any future therapeutic candidates containing psilocybin or psilocin are approved and scheduled by regulatory authorities to allow their commercial marketing, the ingredients in such therapeutic candidates would likely continue to be Schedule I, or the state or foreign equivalent. Violations of any federal, state or foreign laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture, or prison time. This could have a material adverse effect on us, including on our reputation and ability to conduct business, our financial position, operating results, profitability or liquidity or the market price of our publicly traded ADSs. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation or defense of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.
Various federal, state, provincial and local laws govern our business in the jurisdictions in which we operate or currently plan to operate, and to which we export or currently plan to export our products, including laws relating to health and safety, the conduct of our operations, and the production, storage, sale and distribution of our products. Complying with these laws requires that we comply concurrently with complex federal, state, provincial and/or local laws. These laws change frequently and may be difficult to interpret and apply. To ensure our compliance with these laws, we will need to invest significant financial and managerial resources. It is impossible for us to predict the cost of such laws or the effect they may have on our future operations. A failure to comply with these laws could negatively affect our business and harm our reputation. Changes to these laws could negatively affect our competitive position and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.
In addition, even if we or third parties were to conduct activities in compliance with U.S. state or local laws or the laws of other countries and regions in which we conduct activities, potential enforcement proceedings could involve significant restrictions being imposed upon us or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, revenue, operating results and financial condition as well as on our reputation and prospects, even if such proceedings conclude successfully in our favor. In the extreme case, such proceedings could ultimately involve the criminal prosecution of our key executives, the seizure of corporate assets, and consequently, our inability to continue business operations. Strict compliance with state and local laws with respect to psilocybin and psilocin does not absolve us of potential liability under U.S. federal law, EU law or English law, nor provide a defense to any proceeding which may be brought against us. Any such proceedings brought against us may adversely affect our operations and financial performance.
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the United States, there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal medical use of “psilocybin products,” including magic mushrooms, to treat mental health conditions in licensed facilities with registered therapists. Similar legislation has been passed in Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), and Northampton, Massachusetts (April 2021). The legalization of psilocybin without regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.
We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, be precluded from manufacturing COMP360 and developing and selling our investigational COMP360 psilocybin therapy or any future therapeutic candidates outside the United States or be required to develop and implement costly compliance programs, which could adversely affect our business, results of operations and financial condition.
Our operations are subject to anti-corruption laws, including the UK Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.
The Bribery Act, the FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, a financial or other advantage to government officials or other persons to induce them to improperly perform a relevant function or activity (or reward them for such behavior).
Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We, along with those acting on our behalf and our commercial partners, operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. If we expand our operations, we will need to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the UK and the U.S., and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from manufacturing COMP360 and developing and selling our investigational COMP360 psilocybin therapy or any future therapeutic candidates outside of the United States, which could limit our growth potential and increase our development costs.
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by UK, U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.
We may become subject to U.S. federal and state forfeiture laws which could negatively impact our business operations.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, seizure of assets, disgorgement of profits, cessation of business activities or divestiture. As an entity that conducts business involving psilocybin and psilocin, we are potentially subject to federal and state forfeiture laws (criminal and civil) that permit the government to seize the proceeds of criminal activity. Civil forfeiture laws could provide an alternative for the federal government or any state (or local police force) that wants to discourage residents from conducting transactions with psilocybin- and psilocin-related businesses but believes criminal liability is too difficult to prove beyond a reasonable doubt. Also, an individual can be required to forfeit property considered to be the proceeds of a crime even if the individual is not convicted of the crime, and the standard of proof in a civil forfeiture matter is lower than the standard in a criminal matter. Depending on the applicable law, whether federal or state, rather than having to establish liability beyond a reasonable doubt, the federal government or the state, as applicable, may be required to prove that the money or property at issue is proceeds of a crime only by either clear and convincing evidence or a mere preponderance of the evidence.
Investors located in jurisdictions where psilocybin and psilocin remains illegal may be at risk of prosecution under conspiracy, aiding and abetting, and money laundering statutes, and be at further risk of losing their investments or proceeds under forfeiture statutes. Many jurisdictions remain fully able to take action to prevent the proceeds of psilocybin and psilocin businesses from entering their state. Our investors and prospective investors should be aware of these potentially relevant laws in considering whether to invest in us.
We are subject to certain tax risks and treatments that could negatively impact our results of operations.
Section 280E of the Internal Revenue Code of 1986, as amended, or the Code, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The U.S. Internal Revenue Service, or IRS, has invoked Section 280E in tax audits against various businesses in the United States that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to psilocybin and psilocin businesses.
We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable UK tax legislation.
As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. We had accumulated trading losses for carry forward in the UK of $144.0 million and $53.0 million as of December 31, 2021 and 2020, respectively. Subject to any relevant utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 will be limited each year to £5.0 million per group plus, broadly, an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
As a company that carries out extensive research and development activities, we seek to benefit from the UK research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditures or carried forward for potential offset against future profits (subject to relevant restrictions). The majority of our research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as a SME, based on size criteria concerning employee headcount, turnover and gross assets. The SME Program has been amended by the Finance Act 2021 which came into force in April 2021. This legislation introduced a cap on claims under the SME Program to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim.
We may benefit in the future from the UK’s “patent box” regime, which allows certain profits attributable to revenue from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. We own two UK patents which cover our investigational COMP360 psilocybin therapy, and accordingly, future upfront fees, milestone fees, product revenue and royalties could be eligible for this deduction. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term rate of corporation tax lower than the statutory to apply to us. If, however, there are unexpected adverse changes to the UK research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.
Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates and could have a material adverse effect on our business.
In the United States, the EU and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry.
We expect that changes and challenges to the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for our products and any future approved product. See section entitled “Business – Healthcare Reform.” On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.
New laws and additional health reform measures may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our investigational COMP360 psilocybin therapy and any future therapeutic candidates and, accordingly, the results of our financial operations. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.
Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, other healthcare laws and regulations and other foreign privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Although we do not currently have any therapies on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. See section entitled “Business – Other Healthcare Laws and Compliance Requirements.”

The distribution of pharmaceutical products is subject to additional requirements and regulations, including licensing, extensive record-keeping, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
Further, if any of our Centers for Excellence conduct clinical studies, we may face risks relating to operating a clinical trial site. Such risks may include research misconduct and patient injury. In addition, we may end up possessing a large amount of individually identifiable health information. Such activities are subject to a wide variety of laws, such as the aforementioned HIPAA.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
Failure to comply with health and data protection laws and regulations could lead to U.S. federal and state government enforcement actions, including civil or criminal penalties, private litigation, and adverse publicity and could negatively affect our operating results and business.
We and any potential collaborators may be subject to U.S. federal and state data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, which are subject to privacy and security requirements under HIPAA, as amended by HITECH. To the extent that we act as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Additionally, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which came into effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. The CCPA provides new data privacy rights for consumers (as that term is broadly defined) and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. In particular, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has resulted in an increase in data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. There continues to be uncertainty surrounding the enforcement and implementation of the CCPA, exemplifying the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Additionally, a new California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
The CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Certain other state laws impose similar privacy obligations, and we anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Compliance with U.S. and foreign privacy and data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
European data collection is governed by restrictive privacy and security regulations governing the use, processing and cross-border transfer of personal information.
Our clinical trial activity conducted within the Member States of the EEA is regulated by the GDPR. The collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) (i) regarding individuals in the EU, and/or (ii) carried out in the context of the activities of our establishment in any EU Member State, is subject to the GDPR which became effective on May 25, 2018, as well as other national data protection legislation in force in relevant Member States (including the Data Protection Act 2018 in the UK).
The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The GDPR provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.
In addition, we are subject to evolving and strict rules on the transfer of personal data out of the EEA to the United States. The EU-U.S. and the Swiss-U.S. Privacy Shield frameworks allowed U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with specified requirements to import personal data from the EU and Switzerland. In 2020, the Court of Justice of the EU ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR’s cross-border data transfer restrictions, and raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S, and the UK Information Commissioner’s Office has stated that the Privacy Shield framework is inadequate for transfers from the UK to the U.S. Furthermore, on June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. We will be required to transition to the new forms of standard contractual clauses and doing so may require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.
The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR. While we have taken steps to comply with the GDPR, and implementing legislation in applicable EU Member States, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller or joint controller, reviewing our security procedures and those of our vendors and collaborators, and entering into data processing agreements with relevant vendors and collaborators, we cannot be certain that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful.
Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty regarding data protection regulation in the United Kingdom. Following the United Kingdom’s withdrawal from the EU on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and EU, the GDPR continued to have effect in law in the United Kingdom, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the EU for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019)). However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

The successful commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for our investigational COMP360 psilocybin therapy or any future therapeutic candidates, if approved, could limit our ability to market those therapies and decrease our ability to generate revenue.
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford therapies such as our investigational COMP360 psilocybin therapy or any future therapeutic candidates, if approved. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and therapies that use psilocybin or psilocin are precluded from reimbursement in the United States. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for therapies by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given therapy by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, Europe or elsewhere will be available for any therapy that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
We intend to seek approval to market our investigational COMP360 psilocybin therapy or future therapeutic candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for COMP360 or our future therapeutic candidates, we will be subject to rules and regulations in those jurisdictions.
In some foreign countries, particularly certain countries in Europe, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our investigational COMP360 psilocybin therapy or our future therapeutic candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a therapeutic candidate. In addition, market acceptance and sales of our investigational COMP360 psilocybin therapy or future therapeutic candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our investigational COMP360 psilocybin therapy or future therapeutic candidates and may be affected by existing and future healthcare reform measures.
Third-party payors are increasingly challenging prices charged for therapeutic substances and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our investigational COMP360 psilocybin therapy or any future therapeutic candidates as substitutable and only offer to reimburse patients for the less expensive therapy. Even if we show improved efficacy or improved convenience of administration with our investigational COMP360 psilocybin therapy or any future therapeutic candidates, pricing of existing drugs may limit the amount we will be able to charge. These payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed therapies at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates, and may not be able to obtain a satisfactory financial return on therapeutic candidates that we may develop.
Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved therapies. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse health care providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our investigational COMP360 psilocybin therapy or any future therapeutic candidates.
Obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for drug therapies exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug therapies can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our therapies to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. See section entitled “Business – Coverage, Pricing and Reimbursement.”
On the state level, local governments have been very aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our therapies or put pressure on our therapeutic pricing, which could negatively affect our business, results of operations, financial condition and prospects.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, and other countries has and will continue to put pressure on the pricing and usage of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. In many countries, the prices of medical therapies are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical therapies, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our investigational COMP360 psilocybin therapy or any future therapeutic candidates. Accordingly, in markets outside the United States, the reimbursement for our therapies may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU-wide, law and policy. The medicines regulatory regime in respect of the EU applies to the EEA. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of therapies in that context. In general, however, the healthcare budgetary constraints in many EU Member States have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with increasing EU and national regulatory burdens on those wishing to develop and market therapies, this could prevent or delay marketing approval of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, restrict or regulate post-approval activities and affect our ability to commercialize any therapies for which we obtain marketing approval.
EU drug marketing regulation may materially affect our ability to market and receive coverage for our therapies in the EU Member States. Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal therapies is also prohibited in most countries within the EU. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of EU Member

States, and in respect of the UK (which is no longer a member of the EU), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.
Payments made to physicians and other healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in individual EU Member States and the particular requirements can therefore vary widely amongst the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
In addition, in most foreign countries, including many EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, individual Member States in the EU have the ability to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our investigational COMP360 psilocybin therapy or any of our future therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our therapies. Historically, therapies launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our therapies is unavailable or limited in scope or amount, our revenue from sales and the potential profitability of our investigational COMP360 psilocybin therapy or any of our future therapeutic candidates in those countries would be negatively affected.
Moreover, increasing efforts by governmental and third-party payors in the EU, the United States and elsewhere to cap or reduce healthcare costs may cause such organizations to limit coverage and the level of reimbursement for newly approved therapies and, as a result, they may not cover or provide adequate payment for our investigational COMP360 psilocybin therapy or any future therapeutic candidates. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific therapies. We expect to experience pricing pressures in connection with the sale of our investigational COMP360 psilocybin therapy or any future therapeutic candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new therapies.
We could experience difficulty enforcing our contracts.
Due to the nature of our business and the fact that some of our contracts involve psychedelics including psilocybin and psilocin, the use of which is not legal under U.S. federal law and in certain other jurisdictions, we may face difficulties in enforcing our contracts in U.S. federal and state courts. The inability to enforce any of our contracts could have a material adverse effect on our business, operating results, financial condition or prospects.
In order to manage our contracts with contractors, we ensure that such contractors are appropriately licensed at the state and federal level in the U.S., and at the appropriate level in other territories. Were such contractors to operate outside the terms of these licenses, we may experience an adverse effect on our business, including the pace of development of our investigational COMP360 psilocybin therapy, any future therapeutic candidate.
Risks Related to Intellectual Property

We rely on patents and other intellectual property rights to protect our investigational COMP360 psilocybin therapy, the enforcement, defense and maintenance of which may be challenging and costly. Failure to enforce or protect these rights adequately could harm our ability to compete and impair our business.
Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for COMP360, any future therapeutic candidates and associated therapies, digital therapies, methods used to manufacture the underlying therapeutic substances, and the methods for treating patients using those substances and therapies, or on licensing in such rights. Failure to obtain, maintain protect, enforce or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our investigational COMP360 psilocybin therapy and any future therapeutic candidates. We also rely on trade secrets and know-how to develop and maintain our proprietary and intellectual property position. Any failure to protect our trade secrets and know-how could adversely affect our operations and prospects.
We cannot be certain that patents will be issued or granted with respect to patent applications that are currently pending, or that issued or granted patents will not later be found to be invalid or unenforceable. The patent position of companies like ours is generally uncertain because it involves complex legal and factual considerations. The standards applied by the European Patent Office, the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in pharmaceutical patents. Consequently, patents may not issue from our pending patent applications, and even if they do issue, such patents may not issue in a form that effectively prevents others from developing or commercializing competing therapies. As such, we do not know the degree of future protection that we will have on our proprietary therapies.
The patent prosecution process is expensive, complex and time-consuming, and we and our current or future third party partners, licensors, licensees, or collaboration partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaboration partners will fail to identify patentable aspects of inventions made in the course of research, development or commercialization activities before it is too late to pursue patent protection on them. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published until and unless granted. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly we cannot be certain that for any licensed patents or pending patent applications, the named applicant(s) were the first to make the inventions claimed in such patents or pending patent applications or that the named applicant(s) were the first to file for patent protection for such inventions.
Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaboration partners’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our therapies, in whole or in part, or that effectively prevent others from commercializing competitive technologies and therapies.
Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or collaboration partners. If our current or future licensors, licensees or collaboration partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaboration partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.
The patent examination process may require us or our licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Even if patents do successfully issue and even if such patents cover COMP360 and any future therapeutic candidates, third parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation proceedings in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated.
Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. In addition, patents and other intellectual property rights also will not protect our technology, COMP360 and any future therapeutic candidates if third parties, including our competitors, design around our protected technology and our investigational COMP360 psilocybin therapy and any future therapeutic candidates without infringing, misappropriating or otherwise violating our patents or other intellectual property rights. Moreover, some of our patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing therapies and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Because patent applications are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our current or future licensors, licensees or collaborators were or will be the first to file any patent application related to a therapeutic candidate. Furthermore, if patent applications of third parties have an effective filing date before March 16, 2013, an interference proceeding can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If patent applications of third parties have an effective filing date on or after March 16, 2013, a derivation proceeding can be initiated by such third parties to determine whether our invention was derived from theirs. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, we may be subject to third-party challenges regarding our exclusive ownership of our intellectual property. If a third party were successful in challenging our exclusive ownership of any of our intellectual property, we may lose our right to use such intellectual property, such third party may be able to license such intellectual property to other third parties, including our competitors, and our competitors could market competing therapies and technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Issued patents covering one or more of our investigational therapeutics could be found invalid or unenforceable if challenged in court.
To protect our competitive position, we may from time to time need to resort to litigation in order to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. Enforcement of intellectual property rights is difficult, unpredictable and expensive, and many of our or our licensors’ or collaboration partners’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaboration partners can. Accordingly, despite our or our licensors’ or collaboration partners’ efforts, we or our licensors or collaboration partners may not prevent third parties from infringing upon, misappropriating or otherwise violating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the UK, EU and the United States. We may fail in enforcing our rights, in which case our competitors and other third parties may be permitted to use our therapies without payment to us.
In addition, litigation involving our patents carries the risk that one or more of our patents will be narrowed, held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize our therapies, and then compete directly with us, without payment to us.
If we were to initiate legal proceedings against a third party to enforce a patent covering one of our investigational therapies, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the European Patent Office or the USPTO or made a misleading statement, during prosecution. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (i.e., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover COMP360 or any future therapeutic candidates. The outcome following legal assertions of invalidity and unenforceability during patent litigation or other proceedings is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on COMP360 or one or more of any future therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business financial condition, results of operations, and prospects. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the European Patent Office, the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The European Patent Office, the USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our collaboration partners to pay these fees due to United States and comparable foreign patent agencies and take the necessary action to comply with such requirements with respect to our intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaboration partners fail to maintain the patents and patent applications covering our investigational therapies, third parties, including our competitors might be able to enter the market with similar or identical therapies or technologies, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation for extending the term of patents covering each of our investigational therapies, our business may be materially harmed.
In the United States, if all maintenance fees are paid on time, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our investigational therapies, their manufacture, or use are obtained, once the patent life has expired, we may be open to competition from competitive therapies. Given the amount of time required for the development, testing and regulatory review of new investigational therapies, patents protecting such candidates and concomitant therapies might expire before or shortly after such candidates and concomitant therapies are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing therapies similar or identical to ours.
Depending upon the timing, duration and conditions of FDA marketing approval of COMP360 and any future therapeutic candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and similar legislation in the EU. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term loss during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method of manufacturing it may be extended. However, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will not be lengthened and third parties, including our competitors, may obtain approval to market competing therapies sooner than we expect. As a result, our revenue from applicable therapies could be materially reduced and our business, financial condition, results of operations, and prospects could be materially harmed.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make compounds or develop digital assets that are the same as or similar to our investigational COMP360 psilocybin therapy, any future therapeutic candidates and digital assets but that are not covered by the claims of the patents that we own or control;
•the patents of third parties may have an adverse effect on our business;
•we or our licensors or any current or future collaboration partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patent or pending patent application that we own or control;
•we or our licensors or any current or future collaboration partners might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing misappropriating or otherwise violating our intellectual property rights;
•it is possible that our current and future pending patent applications will not lead to issued patents;
•issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by third parties;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive therapies for sale in our major commercial markets;
•third parties performing manufacturing or testing for us using our therapies or technologies could use the intellectual property of others without obtaining a proper license;
•we may not develop additional technologies that are patentable; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property, or otherwise develop similar know-how.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
Many of our consultants, advisors and employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors and potential competitors. Some of these individuals executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we intend that our consultants, advisors and employees do not use proprietary information or know-how of their former employers while working for us, we may be subject to claims that we or these individuals have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. Litigation may be necessary to defend against these claims.
If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our therapies. Such a license may not be available on commercially reasonable terms or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract our management from its day-to-day activities.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Intellectual property rights of third parties could adversely affect our ability to compete or commercialize our investigational therapies, such that we could be required to litigate or obtain licenses from third parties in order to develop or market our investigational therapies. Such litigation or licenses could be costly or not available on commercially reasonable terms.
Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market, and sell any investigational therapies that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In the past, we have been subject to, and in the future we may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to COMP360 or any future therapeutic candidates. If the outcome of any such proceeding or litigation is adverse to us, it may affect our ability to compete effectively.
Additionally, our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our therapies or elements thereof, our manufacture or uses relevant to our development plans, the targets of COMP360 or any future therapeutic candidates, or other attributes of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. In such cases, we may not be in a position to develop or commercialize such therapeutic candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, which may not be available on commercially reasonable terms or at all. In the event that a patent has not expired at the time of approval of such investigational therapies or therapeutic candidate and the patent owner were to bring an infringement action against us, we may have to argue that our investigational therapies or the manufacture or use of the underlying therapeutic substances do not infringe a valid claim of the patent in question. Alternatively, if we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would need to present clear and convincing evidence as to the invalidity of the patent’s claims. The same applies to other jurisdictions. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. In the event that a third party successfully asserts its patent against us such that such third party’s patent is found to be valid and enforceable and infringed by our investigational therapies, unless we obtain a license to such patent, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to develop or commercialize our investigational therapies. Similarly, the targets for our investigational COMP360 psilocybin therapy have also been the subject of research by other companies, which have filed patent applications or have patents on aspects of the targets or their uses. There can be no assurance any such patents will not be asserted against us or that we will not need to seek licenses from such third parties. We may not be able to secure such licenses on acceptable terms, or at all, and any such litigation would be costly and time-consuming.
It is possible that we have failed, and in the future may fail, to identify relevant patents or applications that may be asserted against us. For example, certain U.S. applications filed after November 29, 2000 can remain confidential until and unless issued as patents, provided that inventions disclosed in the applications have not and will not be the subject of a corresponding application filed outside the United States. In general, patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our therapies could have been filed by others without our knowledge. Furthermore, we operate in a highly competitive field, and given our limited resources, it is unreasonable to monitor all patent applications in the areas in which we are active. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our therapies or the use of our therapies.

Third-party intellectual property right holders, including our competitors, may actively bring infringement, misappropriation or violation claims against us based on existing or future intellectual property rights, regardless of their merit. We may not be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our therapies.
If we are unsuccessful defending in any such claim, in addition to being forced to pay damages, we or our licensees may be temporarily or permanently prohibited from commercializing any of our investigational therapies that were held to be infringing. If possible, we might be forced to redesign our investigational COMP360 psilocybin therapy or any future therapeutic candidates so that we no longer infringe the intellectual property rights of third parties, or we may be required to seek a license to any such technology that we are found to infringe, which license may not be available on commercially reasonable terms or at all. Even if we or our licensors or collaboration partners obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaboration partners and it could require us to make significant licensing and royalty payments. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
In addition, if the breadth or strength of protection provided by our or our licensors’ or collaboration partners’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future investigational therapies. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
Intellectual property litigation could cause us to spend substantial resources, distract our personnel from their normal responsibilities, harming our reputation and our business operations.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ADSs. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development and commercialization activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
We may not be successful in obtaining or maintaining necessary rights to COMP360 or any future therapeutic candidates through acquisitions and in-licenses.
In the future, our programs may require the use of proprietary rights held by third parties, and the growth of our business will likely depend in part on our ability to acquire, in-license, maintain or use these proprietary rights. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest in such patents. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for COMP360 or any future therapeutic candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to successfully obtain a license to third-party intellectual property rights necessary for the development of an investigational therapy or program, we may have to abandon development of that investigational therapy or program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

For example, we sometimes collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our applicable investigational therapy or program.
If we fail to comply with our obligations under the agreements pursuant to which we license intellectual property rights to or from third parties, or otherwise experience disruptions to our business relationships with our licensors, licensees or collaborators, we could lose the rights to intellectual property that are important to our business.
We are or may become a party to third-party agreements under which we grant or are granted rights to intellectual property that are potentially important to our business and we expect that we may need to enter into additional license or collaboration agreements in the future. Our existing third-party agreements impose, and we expect that future license agreements will impose, various obligations related to, among other things, therapeutic development and payment of royalties and fees based on achieving certain milestones. In addition, under several of our collaboration agreements, we are prohibited from developing and commercializing therapies that would compete with the therapies licensed under such agreements. If we fail to comply with our obligations under these agreements, our licensor or collaboration partner may have the right to terminate the agreement, including any licenses included in such agreement.
The termination of any license or collaboration agreements or failure to adequately protect such license agreements or collaboration could prevent us from commercializing our investigational COMP360 psilocybin therapy or any future therapeutic candidates covered by the agreement or licensed intellectual property. For example, we may rely on license agreements which grant us rights to certain intellectual property and proprietary materials that we use in connection with the development of our therapies. If this agreement were to terminate, we would be unable to timely license similar intellectual property and proprietary materials from an alternate source, on commercially reasonable terms or at all, and may be required to conduct additional bridging studies on our investigational COMP360 psilocybin therapy or any future therapeutic candidates, which could delay or otherwise have a material adverse effect on the development and commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates.
Several of our existing license agreements are sublicenses from third parties which are not the original licensor of the intellectual property at issue. Under these agreements, we must rely on our licensor to comply with its obligations under the primary license agreements under which such third party obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If the licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate the sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property and, in the case of a sublicense, if we were not able to secure our own direct license with the owner of the relevant rights, which it may not be able to do at a reasonable cost or on reasonable terms, it may adversely affect our ability to continue to develop and commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates incorporating the relevant intellectual property.
Disputes may arise regarding intellectual property subject to a license or collaboration agreement, including the following:
•the scope of rights granted under the agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor or collaboration partner that is not subject to the agreement;
•the sublicensing of patent and other rights under any current or future collaboration relationships;
•our diligence obligations under the agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaboration partners; and
•the priority of invention of patented technology.
In addition, our third-party agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected therapeutic candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and protect other proprietary information.
We consider proprietary trade secrets, confidential know-how and unpatented know-how to be important to our business. We rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed to be of limited value. However, trade secrets and confidential know-how are difficult to maintain as confidential.
To protect this type of information against disclosure or appropriation by third parties and our competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements with us. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or confidential know-how. Also, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our trade secrets and confidential know-how to our competitors and other third parties or breach such agreements, and we may not be able to obtain an adequate remedy for such breaches. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is difficult, expensive, time-consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Furthermore, if a competitor or other third party lawfully obtained or independently developed any of our trade secrets or confidential know-how, we would have no right to prevent such competitor or other third party from using that technology or information to compete with us, which could harm our competitive position. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.
Failure to obtain or maintain trade secrets or confidential know-how trade protection could adversely affect our competitive position. Moreover, our competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets or confidential know-how.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks similar to ours in different jurisdictions, or have senior rights to ours, it could interfere with our use of our current trademarks throughout the world.
We may not be able to protect our intellectual property rights throughout the world and may face difficulties in certain jurisdictions, which may diminish the value of intellectual property rights in those jurisdictions.
Filing, prosecuting and defending patents on therapeutic candidates in all countries and jurisdictions throughout the world would be prohibitively expensive and our intellectual property rights in some countries outside of the UK and the United States, could be less extensive than those in the UK and the United States, assuming that rights are obtained in the UK and the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the UK and the United States, or from selling therapies or importing therapeutic substances made using our inventions in and into the UK and the United States, or other jurisdictions. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national/regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant patent offices, while granted by others. It is also quite common that depending on the country, the scope of patent protection may vary for the same therapeutic candidate or technology.

Competitors may use our and our licensors’ or collaboration partners’ technologies in jurisdictions where we have not obtained patent protection to develop their own therapies and, further, may export otherwise infringing therapies to territories where we and our licensors or collaboration partners have patent protection, but enforcement is not as strong as that in the UK and the United States. These therapies may compete with COMP360 or any future therapeutic candidates, and our and our licensors’ or collaboration partners’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the UK and the United States, and companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions.
Some countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors or collaboration partners is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business and results of operations may be adversely affected.
Proceedings to enforce our and our licensors’ or collaboration partners’ patent rights in foreign jurisdictions could result in substantial costs and divert our and our licensors’ or collaboration partners’ efforts and attention from other aspects of our business, regardless of whether we or our licensors or collaboration partners are successful, and could put our and our licensors’ or collaboration partners’ patents at risk of being invalidated or interpreted narrowly. In addition, such proceedings could put our and our licensors’ or collaboration partners’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors or collaboration partners. We or our licensors or collaboration partners may not prevail in any lawsuits that we or our licensors or collaboration partners initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risks Related to Our Dependence on Third Parties
We rely on third parties to supply and manufacture the psilocybin and psilocin incorporated in COMP360 and expect to continue to rely on third parties to supply and manufacture any future therapeutic candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations manufacturing COMP360 or our future therapeutic candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any therapies, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us.
We do not currently have, nor do we plan to acquire, the infrastructure or capability necessary to manufacture COMP360 or any future therapeutic candidates, including the psilocybin and psilocin incorporated into such therapeutic candidates. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs, for the development, manufacture and production of the psilocybin and psilocin used in our investigational therapies administered in our clinical trials and will continue to rely on such CMOs for the development, manufacture and production of any commercial supply, if our investigational therapies are approved. Currently, we engage with multiple different CMOs in the UK for all activities relating to the development, manufacture and production of all components incorporated in COMP360. Reliance on third-party providers, such as CMOs, exposes us to more risk than if we were to manufacture COMP360, or any future therapeutic candidates. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of COMP360 or any future therapeutic candidates in accordance with relevant regulations (such as the FDA’s good laboratory practices, or GLP, cGMPs or similar regulatory requirements outside the US) for the manufacture of drug substances, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Some of the suppliers currently engaged in the production process of COMP360, including our current supplier of API, have not in the past been subject to inspection by the FDA and/or EMA and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of COMP360 or any future therapeutic candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of COMP360 or any future therapeutic candidates and harm our business and results of operations.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for COMP360 or any future therapeutic candidates, we could experience delays in our research or planned clinical studies or commercialization. In addition, quality issues may arise during scale-up activities. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, two of which have been fully approved. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, may significantly delay our clinical studies and the commercialization of our therapies, if approved, which would materially adversely affect our business, prospects, financial condition and results of operations.
In complying with the manufacturing regulations of the FDA, the DEA, the EMA, the MHRA and other comparable foreign authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the therapies meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of therapies and shutting down of production, any of which could materially adversely affect our business, prospects, financial condition and results of operations. We and any of these third-party suppliers may also be subject to audits by the FDA, the DEA, the EMA, the MHRA or other comparable foreign authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the therapies could suffer significant interruptions. We face risks inherent in relying on a limited number of CMOs, as any disruption, such as a fire, natural hazards or vandalism at the CMO could significantly interrupt our manufacturing capability. We currently do not have disaster recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all, and we would likely experience months of manufacturing delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis or at all. In addition, operating any new facilities may be more expensive than operating our current facility, and business interruption insurance may not adequately compensate us for any losses that may occur, in which case we would have to bear the additional cost of any disruption. In such a scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
For these reasons, a significant disruptive event of the manufacturing facility could have a material adverse effect on our business, including placing our financial stability at risk.
We rely, and expect to continue to rely, on third parties, including independent clinical investigators, academic collaborators and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic collaborators and third-party CROs, to conduct our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA, the MHRA and comparable foreign regulatory authorities for all of our therapies in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our investigators, academic collaborators or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of our third-party contractors and CROs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.
Further, these investigators, academic collaborators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our investigational COMP360 psilocybin therapy or any future therapeutic candidates and clinical trials. If independent investigators, academic collaborators or CROs fail to devote sufficient resources to the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. In addition, investigators, academic collaborators and CROs may have difficulty staffing, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors, any of which materially adversely affect our business.
Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.
There is a limited number of third-party service providers that specialize in or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs, academic collaborators or investigators on commercially reasonable terms or at all. If CROs, academic collaborators or clinical investigators do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates. As a result, our results of operations and the commercial prospects for our investigational COMP360 psilocybin therapy or any future therapeutic candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
Switching or adding additional CROs (or investigators) involves additional cost and requires management time and focus. In addition, delays occur during the natural transition period when a new CRO commences work, which can materially impact our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future, or that these delays or challenges will not have a material adverse impact on our business or financial condition and prospects.
There are a number of third parties that conduct IISs using COMP360 provided by us. We do not sponsor these IISs, and encourage the open publication of all IIS findings. Any failure by a third party to meet its obligations with respect to the clinical development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates may delay or impair our ability to obtain regulatory approval for COMP360. IISs of COMP360 or any future therapeutic candidates may generate clinical trial data that raises concerns regarding the safety or effectiveness of COMP360 and any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials.

There are a number of academic and private non-academic institutions that conduct and sponsor clinical trials relating to COMP360. We do not control the design or conduct of the IISs, and the FDA or comparable foreign regulatory authorities could determine that these IISs do not provide adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the studies, safety concerns or other study results. Third-party investigators may design IISs that are underpowered, use clinical endpoints that are not widely accepted, questionable, or more difficult to achieve, or in other ways increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. In addition, these IISs may be conducted using different populations or indications than are used in our clinical trials, including milder or more severe patient populations. We also do not have control over academic or private non-academic institutions’ disclosure of information, and these parties may disclose sensitive information or results of studies without our approval or consent.
As a result of these IISs, we will receive certain information rights with respect to the IISs, including access to and the ability to use and reference the resulting data, including for our own regulatory filings. However, we do not have control over the timing and reporting of the data from IISs, nor do we necessarily own or control the data from the IISs. If we are unable to confirm or replicate the results from the IISs or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of COMP360 or any future therapeutic candidates. Any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials. Any data perceived to be negative, however, could harm our ability to advance the clinical development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, and we may not be able to investigate whether such negatively perceived data reflects issues with the design and/or conduct of the IIS or if it actually reflects characteristics of our therapeutic approach. Moreover, we rely on our investigators and institutions to provide us timely information. We have in the past, and may in the future, experience delays in receiving notice of reportable adverse events or SUSARs from IISs. For example, we were informed in September 2020 of a SUSAR in an IIS at the University of Zurich that had occurred a few weeks earlier, despite an obligation by the site investigator to report such an event to us immediately. Such delays, or any failures to provide contractually required information, could negatively impact us or cause delays in our reporting requirements to applicable regulatory authorities. Further, if investigators or institutions breach their obligations with respect to the clinical development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the IISs been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.
Additionally, the FDA or comparable foreign regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these IISs, or our interpretation of preclinical, manufacturing or clinical data from these IISs. If so, the FDA or other comparable foreign regulatory authorities may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials.
Risks Related to Our Business Operations, Managing Growth and Employee Matters
A pandemic, epidemic, or outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.
We are subject to risks related to public health crises such as the COVID-19 pandemic. The pandemic and policies and regulations implemented by governments in response to the pandemic, have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical service and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The full extent to which COVID-19 will ultimately impact our business, preclinical studies, clinical trials and financial results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of COVID-19 and related variants and the actions to contain COVID-19 or treat its impact, among others. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.
In response to the COVID-19 pandemic, we took a number of temporary precautionary measures intended to help minimize the risk of the virus to our employees, including closing our executive offices and temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, all of which could have negatively impacted upon our business. The future extent of the impact of the COVID-19 pandemic on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of additional variants, or the effectiveness of actions to contain and treat coronavirus. On March 23, 2020, we paused the enrollment of new patients into our clinical trials, including our now completed Phase IIb clinical trial of COMP360 in TRD. There can be no guarantee we will not face difficulties or additional costs in enrolling patients in future clinical trials or that we will be able to achieve full enrollment of our studies within the timeframes we anticipate, or at all.
While we are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to the production of COMP360 and any future therapeutic candidates as a result of the COVID-19 pandemic, if the COVID-19 pandemic continues and persists for an extended period of time, we expect there could be significant and material disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of COMP360 and any future therapeutic candidates. Any such supply disruptions would adversely impact our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities and securing manufacturing slots for the products needed for such activities, our ability to generate sales of and revenue from our product candidates, if approved, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
The COVID-19 pandemic has also affected, and may in the future affect, employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. As new variants of the COVID-19 virus continue to emerge and spread around the globe, we may experience additional disruptions that could severely impact our business and clinical trials, including:
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of sites or facilities serving as our clinical trial sites and staff supporting the conduct of our clinical trials, including our trained therapists, or absenteeism due to the COVID-19 pandemic that reduces site resources;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state or national governments, employers and others or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
•risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events or patient withdrawals from our trials;
•limitations in employee resources that would otherwise be focused on conducting our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•interruption in global shipping that may affect the transport of clinical trial materials, such as the COMP360 used in our clinical trials;
•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or the discontinuation of the clinical trials altogether;
•interruptions or delays in preclinical studies due to restricted or limited operations at research and development laboratory facilities;

•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•refusal of the FDA, the EMA, the MHRA or the other regulatory bodies to accept data from clinical trials in affected geographies outside the United States or the EU or other relevant local geography.
Any negative impact the COVID-19 pandemic has on patient enrollment or treatment or the development of our investigational COMP360 psilocybin therapy and any future therapeutic candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our investigational COMP360 psilocybin therapy and any future therapeutic candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. The COVID-19 pandemic has also in the past caused significant volatility in public equity markets and disruptions to the United States and global economies. Increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. Although we experienced the impact of the COVID-19 pandemic on our business and operations, we cannot currently predict the scope and severity of any potential future business shutdowns or disruptions, should they occur. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial conditions. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.
Our future growth and ability to compete effectively depends on retaining our key personnel and recruiting additional qualified personnel, and on the key personnel employed by our collaborative partners.
Our success depends upon the continued contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance.
Certain members of our management team, including our former chief financial officer, our president and chief operating officer, and our former general counsel have recently resigned. Although we have hired a new chief financial officer and general counsel, the loss of other key managers and senior scientists could delay our research and development activities. In addition, our ability to compete in the highly competitive pharmaceutical industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
In addition, certain key academic and scientific personnel play a pivotal role in our collaborative partners’ research and development activities. If any of those key academic and scientific personnel who work on development of our research programs, our investigational COMP360 psilocybin therapy and any future therapeutic candidates leave our collaborative partners, the development of our research programs, our investigational COMP360 psilocybin therapy and any future therapeutic candidates may be delayed or otherwise adversely affected.

Our employees, independent contractors, principal investigators, institutions and researchers of IISs, CROs, consultants, vendors, third-party therapy sites, therapists and collaboration partners and third parties may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.
We are exposed to the risk that our employees, independent contractors, principal investigators, institutions and researchers of IISs, CROs, consultants, vendors, third-party therapy sites, therapists and collaboration partners may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless and negligent conduct or unauthorized activities that violate, among other things: (i) the regulations of the FDA, the EMA, the MHRA and other comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.
Our commercialization model also entails the risk of malpractice and professional liability claims against both our third-party therapy sites and us as a result of actual or alleged therapist misconduct. Although we, and the third-party therapy sites with which we engage, carry insurance covering malpractice and professional liability claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful malpractice or professional liability claims could result in substantial damage awards that exceed the limits of our insurance coverage and our third-party therapy sites’ insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our third-party therapy sites from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any such claims may materially and adversely affect our business or reputation.
It is not always possible to identify and deter misconduct by employees and other third parties, including our therapists, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
We face substantial competition and our competitors may discover, develop or commercialize therapies before or more successfully than us, which may result in the reduction or elimination of our commercial opportunities.
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin to treat mental health illnesses, including TRD. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and therapies for the treatment of mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic-assisted therapies before us and manages to obtain approval for a broader indication, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic-assisted therapies and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
We also face competition from major pharmaceutical, biopharmaceutical and biotechnology companies who have developed or are developing non-psilocybin or psychedelic based therapies for the treatment of MDD and TRD, and will face future competition for any other indications we may seek to treat with our investigational COMP360 psilocybin therapy. There are a number of companies that currently market and sell products or therapies, or are pursuing the development of products or therapies, for the treatment of depression, including antidepressants such as SSRIs and serotonergic norepinephrine reuptake inhibitors, or SNRIs, antipsychotics, cognitive behavioral therapy, or CBT, esketamine and ketamine, repeat transcranial magnetic stimulation, or rTMS, electroconvulsive therapy, or ECT, vagus nerve stimulation, or VNS, and deep brain stimulation, or DBS, among others. Many of these pharmaceutical, biopharmaceutical and biotechnology competitors have established markets for their therapies and have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market superior products or therapies. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA, EMA or MHRA approval for alternative or superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
The field in which we operate is characterized by a growing and shifting understanding of disease biology, changing technologies, and strong intellectual property barriers to entry, and many companies are involved in the creation, development and commercialization of novel therapeutics and technology platforms. Our competitors may develop therapies that are more effective, more convenient, more widely used and less costly or have a better safety profile than our therapies and these competitors may also be more successful than we are in manufacturing and marketing their therapies. Additionally, there can be no assurance that our competitors are not currently developing, or will not in the future develop, technologies and therapies that are equally or more economically attractive as our investigational COMP360 psilocybin therapy or any future therapeutic candidates. Competing alternative therapies or technology platforms may gain faster or greater market acceptance than our therapies or technology platforms and medical advances or rapid technological development by competitors may result in our investigational COMP360 psilocybin therapy or any future therapeutic candidates or technology platforms becoming non-competitive or obsolete before we are able to recover our research and development and commercialization expenses. If we are unable to compete effectively against these companies, then we may not be able to commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates or achieve a competitive position in the market. This would materially and adversely affect our ability to generate revenue. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
We anticipate that we will face intense and increasing competition as new treatments enter the market.
Acquisitions and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business, financial condition and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our operating results and prospects could be harmed.
We may in the future make additional acquisitions or investments to add employees, complementary companies, therapies, products, solutions, technologies, or revenue. These transactions could be material to our business, financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition or investment candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions or investment on favorable terms, if at all. The process of integrating an acquired company, business or technology and managing our future investments may create unforeseen operating difficulties and expenditures. The areas where we face risks include:
•loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;
•diversion of management time and focus from operating our business to addressing acquisition integration and investment management challenges;

•high uncertainty with respect to any investment in companies engaging in early stage drug discovery and development with limited proof of concept, which might result in significant investment loss;
•challenges in identifying suitable investment opportunities in the digital health market and diversion of management time and resources to integrate such investments into our business due to our lack of experience in such market;
•implementation or remediation of controls, procedures, and policies at any acquired company;
•difficulties in integrating and managing the combined operations, technologies, technology platforms and products of any acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;
•integration of the acquired company’s accounting, human resource and other administrative systems, and coordination of product, engineering and sales and marketing function;
•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk for liabilities;
•failure to successfully further develop the acquired technology or realize our intended business strategy;
•our dependence on unfamiliar affiliates and partners of acquired businesses;
•uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;
•unanticipated costs associated with pursuing investments or acquisitions;
•failure to find commercial success with the products or services of the acquired company;
•difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other solutions;
•responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;
•inability to maintain our internal standards, controls, procedures, and policies;
•failure to generate the expected financial results related to an acquisition in a timely manner or at all;
•difficulties in complying with antitrust and other government regulations;
•challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with generally accepted accounting principles, or GAAP;
•potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill;
•trademarks, client relationships or intellectual property, are later determined to be impaired and written down in value; and
•failure to accurately forecast the impact of an acquisition transaction.
Moreover, we may rely heavily on the representations and warranties provided to us by the sellers of acquired companies or strategic partners, including as they relate to creation of, and ownership and rights in, intellectual property, existence of open source and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

Future acquisitions and investments could also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions or investments we announce could be viewed negatively by collaborative partners, employees, vendors, patients, shareholders, or investors.
Additionally, competition within our industry for acquisitions of business, technologies and assets may become heightened. Even if we are able to identify an acquisition or investment that we would like to consummate, we may not be able to complete the acquisition or investment on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions or investments that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions or investments successfully, we may not be able to realize the benefits of these acquisitions or investments, and our operating results could be harmed. If we are unable to successfully address any of these risks, our business, financial condition and results of operations could be harmed.
If we are not able to maintain and enhance our reputation and brand recognition, our business, financial condition and results of operations will be harmed.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing and future third-party therapy sites, therapists, patients and collaborators, and to our ability to attract clinics to become our third-party therapy sites offering our therapies. The promotion of our brand has required and may continue to require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing and other initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, to the extent we generate any future revenue, and to the extent that these activities yield increased future revenue, the increased revenue may not offset the expenses we incur and our business, financial condition and results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our network of third-party therapy sites, therapists and patients, could harm our reputation and brand and make it substantially more difficult for us to attract new third-party therapy sites, therapists and patients. If we do not successfully maintain, protect or enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with third-party therapy sites, therapists and patients, which would harm our business, financial condition and results of operations.
Our current and potential future digital technologies may not be successful, which may adversely affect our business, financial condition and results of operations.
We currently employ or are developing digital technologies to collect data, educate patients and therapists, collect digital phenotyping information, and harness artificial intelligence. We are expanding our research into digital technology to complement and augment our current or future investigational therapies, and may work with technology companies or other third parties to acquire or develop new technologies. Our efforts to develop or acquire these technologies will involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing on other key elements of our strategy. If our efforts to develop or acquire these digital technologies are unsuccessful, it may have a materially adverse impact on our business, future prospects and financial position.
Our current or future digital technology solutions could compromise sensitive information related to our business, patients, healthcare professionals, therapists, third-party therapy sites and collaborators, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
Our current and future digital technology solutions may involve the collection, storage, usage or disclosure of sensitive data, including protected health information, or PHI, and other types of personal data or personally identifiable information, or PII. We may also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information of ours and our third-party collaborators.
We may also be highly dependent on information technology networks and systems, including the internet and external cloud providers, to securely process, transmit and store this critical information. Security incidents or breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, could create system disruptions, shutdowns or unauthorized disclosure or modifications of confidential information, causing member health information to be accessed, acquired or altered without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage and transmission of client, user and patient information, and other confidential and sensitive information as well as encryption of data at rest and in transit, along with appropriate system logging and access controls, and therefore rely on third parties to manage functions that have material cybersecurity risks. We take certain administrative and technological safeguards to address these risks, such as by requiring outsourcing contractors who handle or subcontract the handling of client, user and patient information for us to enter into agreements that contractually obligate those contractors and any subcontractors to use reasonable efforts to safeguard PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions.
A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our platform, and could suffer a loss of clients or users or a decrease in the use of our platform, and we may suffer loss of reputation, adverse impacts on client, user and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.
Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption of access, improper or unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA, and the GDPR, the CCPA, and regulatory penalties.
Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, provide member assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future therapeutic candidates and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information or that of third parties whose information we maintain, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
Our current operations are headquartered in one location, and we or the third parties upon whom we depend may be adversely affected by unplanned natural disasters, as well as occurrences of civil unrest, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.
Our current business operations are headquartered in our offices in London, UK, with additional offices in New York and San Francisco in the U.S. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including events of civil unrest that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates or interruption of our business operations. Such unplanned natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For risks in connection with the COVID-19 pandemic, see “ — A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital and our ability to conduct regular business and our financial results.”
The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot ensure that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational COMP360 psilocybin therapy or any future therapeutic candidates are being developed to treat, and we may use appropriate social media in connection with our commercialization efforts of our investigational COMP360 psilocybin therapy following approval of COMP360 or future therapeutic candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve, and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to certain prohibited activities. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations, or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational COMP360 psilocybin therapy or any future therapeutic candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.
Risks Related to the Ownership of Our ADSs
The market price of our ADSs has been and will likely continue to be volatile and you could lose all or part of your investment.
The market price of our ADSs has been and may continue to be highly volatile and could be subject to large fluctuations in response to the risk factors discussed in this section, and others beyond our control, including the following:
•positive or negative results of testing and clinical trials by us, strategic partners or competitors;
•delays in entering into strategic relationships with respect to development or commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates;
•entry into strategic relationships on terms that are not deemed to be favorable to us;
•technological innovations or commercial therapeutic introductions by competitors;
•changes in government regulations and healthcare payment systems;
•developments concerning proprietary rights, including patent and litigation matters;
•public concern relating to the commercial value or safety of any of our investigational COMP360 psilocybin therapy or any future therapeutic candidates;
•negative publicity or public perception of the use of psilocybin therapy as a treatment therapy;
•financing or other corporate transactions;

•publication of research reports or comments by securities or industry analysts;
•the trading volume of our ADSs on Nasdaq;
•sales of our ADSs by us, members of our senior management and directors or our shareholders or the anticipation that such sales may occur in the future;
•general market conditions in the pharmaceutical industry or in the economy as a whole;
•general economic, political, and market conditions and overall market volatility in the United States or the UK as a result of the COVID-19 pandemic or other pandemics or similar events; and
•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. Broad market and industry factors may significantly affect the market price of our common stock unrelated to our actual operating performance. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $13.69 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through February 10, 2022. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
Our executive officers, directors and certain significant shareholders own a substantial number of our ordinary shares (including ordinary shares represented by ADSs) and, as a result, may be able to exercise control over us, including the outcome of shareholder votes. Certain of our directors and officers hold interests in one of these shareholders and these shareholders may have different interests from us or your interests.
Based upon our ordinary shares outstanding as of February 17, 2022, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 39% of our ordinary shares and ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
For more information regarding our principal shareholders and their affiliated entities, see “Related Party Transactions” and “Principal Shareholders.”
Because we have no present intention to pay dividends on our ordinary shares for the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.
Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be declared and paid. Therefore, we must have distributable profits before declaring and paying a dividend. We have not paid dividends in the past on our ordinary shares. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, on our ADSs will be your sole source of gains for the foreseeable future, and you will suffer a loss on your investment if you are unable to sell your ADSs at or above the price at which you purchased them. Any recommendation by our board of directors to pay dividends will depend on many factors, including our financial condition (including losses carried forward), results of operations, legal requirements and other factors. We are unlikely to pay dividends or other distributions in the foreseeable future. If the price of our ADSs declines before we pay dividends, you will incur a loss on your investment, without the likelihood that this loss will be offset in part or at all by potential future cash dividends.
If securities or industry analysts do not continue to publish research or publish inaccurate research or unfavorable research about our business, the price of our ADSs and trading volume could decline.
The trading market of our ADSs depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have control over these analysts. If one or more of the analysts who covers us downgrades our ADSs or publishes incorrect or unfavorable research about our business, the price of our ADSs would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our ADSs could decrease, which could cause the price of our ADSs or trading volume to decline.
Holders of our ADSs are not treated as holders of our ordinary shares.
Holders of ADSs are not treated as holders of our ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying our ADSs. Holders of ADSs therefore do not have any rights as holders of our ordinary shares, other than the rights that they have pursuant to the deposit agreement.
Holders of our ADSs will not have the same voting rights as the holders of our ordinary shares, and may not receive voting materials or any other documents that would need to be provided to our shareholders pursuant to English corporate law, including the UK Companies Act 2006, or Companies Act 2006, in time to be able to exercise their right to vote.
Except as described in the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs. The deposit agreement provides that, upon receipt of notice of any meeting of holders of our ordinary shares, the depositary will fix a record date for the determination of ADS holders who shall be entitled to give instructions for the exercise of voting rights. Upon our request, the depositary shall distribute to the holders as of the record date (i) the notice of the meeting or solicitation of consent or proxy sent by us and (ii) a statement as to the manner in which instructions may be given by the holders. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs.
Otherwise, ADS holders will not be able to exercise their right to vote, unless they withdraw the ordinary shares underlying the ADSs they hold. However, ADS holders may not know about the meeting far enough in advance to withdraw those ordinary shares. In addition, the depositary and its agents are not responsible for failing to carry out voting instructions or for the manner of carrying out voting instructions. As a result, ADS holders may not be able to exercise their right to vote, and there may be nothing they can do if the ordinary shares underlying their ADSs are not voted as they requested or if their shares cannot be voted.
Claims of U.S. civil liabilities may not be enforceable against us.
Most of the members of our senior management and certain members of our board of directors are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtain in U.S. courts against them or us based on civil liability provisions of the U.S. federal securities laws.
The United States and the UK do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the UK. In addition, uncertainty exists as to whether the courts of England and Wales would entertain original actions brought in the UK against us or our directors or senior management predicated upon securities laws of the U.S. or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If the courts of England and Wales give a judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the courts of England and Wales discretion to prescribe the manner of enforcement.

As a result, U.S. investors may not be able to enforce against us or certain of our directors any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.
Fluctuations in the exchange rate between the U.S. dollar and the pound sterling may increase the risk of holding our ADSs.
Our ADSs trade on the Nasdaq Global Select Market in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and the pound sterling may result in temporary differences between the value of our ADSs and the value of our ordinary shares, which may result in heavy trading by investors seeking to exploit such differences.
In addition, as a result of fluctuations in the exchange rate between the U.S. dollar and the pound sterling, the U.S. dollar equivalent of the proceeds that a holder of ADSs would receive upon the sale in the UK of any ordinary shares withdrawn from the depositary and the U.S. dollar equivalent of any cash dividends paid in euros on our ordinary shares represented by ADSs could also decline.
Holders of ADSs may not be able to participate in equity offerings we may conduct from time to time.
Certain shareholders and holders of ADSs, including those in the United States, may, even in the case where preferential subscription rights have not been cancelled or limited, not be entitled to exercise such rights, unless the offering is registered or the ordinary shares are qualified for sale under the relevant regulatory framework. As a result, there is the risk that investors may suffer dilution of their holdings should they not be permitted to participate in preference right equity or other offerings that we may conduct in the future.
Holders of ADSs may be subject to limitations on the transfer of their ADSs and the withdrawal of the underlying ordinary shares.
ADSs are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, or for any other reason, subject to the right of ADS holders to cancel their ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of your ADSs and withdrawal of the underlying ordinary shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders meeting or we are paying a dividend on our ordinary shares. In addition, ADS holders may not be able to cancel their ADSs and withdraw the underlying ordinary shares when they owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals in order to comply with any laws or governmental regulations that apply to ADSs or to the withdrawal of ordinary shares or other deposited securities.
ADS holders may not be entitled to a jury trial with respect to claims arising under the deposit agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.
The deposit agreement governing our ADSs representing our ordinary shares provides that, to the fullest extent permitted by law, holders and beneficial owners of ADSs irrevocably waive the right to a jury trial of any claim they may have against us or the depositary arising out of or relating to our ADSs or the deposit agreement.
If this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the deposit agreement with a jury trial. If we or the depositary opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated by the United States Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which govern the deposit agreement, by a federal or state court in the City of New York, which has non-exclusive jurisdiction over matters arising under the deposit agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that this is the case with respect to the deposit agreement and our ADSs. It is advisable that you consult legal counsel regarding the jury waiver provision before entering into the deposit agreement.

If you or any other holders or beneficial owners of ADSs bring a claim against us or the depositary in connection with matters arising under the deposit agreement or our ADSs, including claims under federal securities laws, you or such other holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us and/or the depositary. If a lawsuit is brought against us and/or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action, depending on, among other things, the nature of the claims, the judge or justice hearing such claims, and the venue of the hearing.
No condition, stipulation or provision of the deposit agreement or ADSs serves as a waiver by any holder or beneficial owner of ADSs or by us or the depositary of compliance with U.S. federal securities laws and the rules and regulations promulgated thereunder.
Our articles of association, or Articles, provide that the courts of England and Wales are the exclusive forum for the resolution of all shareholder complaints other than complaints asserting a cause of action arising under the Securities Act or the Exchange Act, and that the United States District Court for the Southern District of New York is the exclusive forum for the resolution of any shareholder complaint asserting a cause of action arising under the Securities Act or the Exchange Act.
Our Articles provide that, unless we consent by ordinary resolution to the selection of an alternative forum, the courts of England and Wales shall, to the fullest extent permitted by law, be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us; (c) any action or proceeding asserting a claim arising out of any provision of the Companies Act 2006 or our Articles (as may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs, or the England and Wales Forum Provision. The England and Wales Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Our Articles further provide that unless we consent by ordinary resolution to the selection of an alternative forum, the United States District Court for the Southern District of New York is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act, or the U.S. Federal Forum Provision. In addition, our Articles provide that any person or entity purchasing or otherwise acquiring any interest in our shares is deemed to have notice of and consented to the England and Wales Forum Provision and the U.S. Federal Forum Provision; provided, however, that our shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The England and Wales Forum Provision and the U.S. Federal Forum Provision in our Articles may impose additional litigation costs on our shareholders in pursuing any such claims. Additionally, the forum selection clauses in our Articles may limit the ability of our shareholders to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts, including the courts of England and Wales and other courts within the U.S., will enforce our U.S. Federal Forum Provision. If the U.S. Federal Forum Provision is found to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition. The U.S. Federal Forum Provision may also impose additional litigation costs on our shareholders who assert that the provision is not enforceable or invalid. The courts of England and Wales and the United States District Court for the Southern District of New York may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.
If we were classified as a passive foreign investment company, it would result in adverse U.S. federal income tax consequences to U.S. holders.
Under the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder (as defined below under “Taxation—Material U.S. Federal Income Tax Considerations for U.S. Holders”) holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. No assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.
If we are a controlled foreign corporation, there could be adverse U.S. federal income tax consequences to certain U.S. Holders
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” “global intangible low-taxed income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. In addition, if a non-U.S. corporation owns at least one U.S. subsidiary, under current law, any current non-U.S. subsidiaries and any future newly formed or acquired non-U.S. subsidiaries of the non-U.S. corporation will be treated as CFCs, regardless of whether the non-U.S. corporation is treated as a CFC. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the value or total combined voting power of all classes of stock entitled to vote of such corporation.
We believe that we were classified as a CFC for the 2021 taxable year. However, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code.
Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.
Unlike in prior years, as of December 31, 2021, we are required to comply with the domestic reporting regime under the Exchange Act and will incur significant legal, accounting and other expenses, and our management will be required to devote substantial additional time to new compliance initiatives and corporate governance matters.
We determined that, as of December 31, 2021, we no longer qualified as a “foreign private issuer” under the rules and regulations of the SEC. While we were a foreign private issuer, we were exempt from compliance with certain laws and regulations of the SEC, including the proxy rules, the short-swing profits recapture rules and certain governance requirements, such as independent director oversight of the nomination of directors and executive compensation. In addition, we were not required to file annual, quarterly and current reports and financial statements with the SEC as frequently or as promptly as U.S. companies registered under the Exchange Act. As a result of this determination, beginning on December 31, 2021, we were no longer entitled to “foreign private issuer” exemptions and we plan to report as a domestic U.S. filer, including filing Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under Section 14 of the Exchange Act. In addition, beginning January 1, 2021, our “insiders” are subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act and will be no longer exempt from the requirements of Regulation FD promulgated by the SEC under the Exchange Act. Moreover, beginning December 31, 2021, we were no longer permitted to follow our home country rules in lieu of the corporate governance obligations imposed by Nasdaq, and will be required to comply with the governance practices required of U.S. domestic issuers.

The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer. As a result, we expect that the loss of foreign private issuer status will increase our legal and financial compliance costs and will make some activities highly time consuming and costly. In addition, we need to further develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us.
Because we are no longer an "emerging growth company," as defined in the JOBS Act, we must incur additional expenses and devote increased management time to compliance with additional disclosures that are applicable to companies that are not emerging growth companies.
From our initial public offering until December 31, 2021, we were an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). While we were an emerging growth company, we were permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These included, without limitation, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. Because we ceased to be an emerging growth company effective as of December 31, 2021, we have incurred and expect to continue to incur additional expenses and to devote increased management time toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. In particular, beginning with this Annual Report on Form 10-K, our independent registered public accounting firm is required to provide an annual attestation report, in compliance with Section 404 of the Sarbanes-Oxley Act, regarding the effectiveness of our internal control over financial reporting.
We are no longer a foreign private issuer, which will result in significant additional cost and expense.
The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer are significantly more than costs we incurred as a foreign private issuer. For example, we are now required to file periodic reports and registration statements on U.S. domestic issuer forms with the SEC, as well as annual proxy statements, which are more detailed and extensive in certain respects than the forms that were available to us as a foreign private issuer. In addition, we are no longer eligible to rely upon exemptions from certain corporate governance requirements on U.S. stock exchanges that are available to foreign private issuers such as the ones described above and exemptions from procedural requirements related to the solicitation of proxies.
We have incurred and will continue to incur increased costs as a result of operating as an English-domiciled public company listed in the U.S., and our board of directors will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As an English domiciled public company listed in the U.S., and particularly now that we no longer qualify as an emerging growth company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on foreign reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors, management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.
However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2021. As a large-accelerated filer, we also require an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if as a result of this, our independent registered public accounting firm were to be unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to stockholder litigation, which could have an adverse impact on the market price or our common stock and cause us to incur additional expenses.
You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under the laws of England and Wales, conduct most of our operations outside the United States and most of our directors and senior management reside outside the United States.
We are incorporated and have our registered office in, and are currently existing under the laws of, England and Wales. In addition, most of our tangible assets are located, and most of our senior management and certain of our directors reside, outside of the United States. As a result, it may not be possible to serve process within the United States on certain directors or us or to enforce judgments obtained in U.S. courts against such directors or us based on civil liability provisions of the securities laws of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.
The United States and the UK do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the UK. In addition, uncertainty exists as to whether courts of England and Wales would entertain original actions brought in England and Wales against us or our directors or senior management predicated upon the securities laws of the U.S. or any state in the U.S. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met.
Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is subject to determination by the court making such decision. If the courts of England and Wales give a judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the courts of England and Wales discretion to prescribe the manner of enforcement.
As a result, U.S. investors may not be able to enforce against us or certain of our directors any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.
As an English domiciled public limited company, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure.
English law provides that a board of directors may only allot shares (or grant rights to subscribe for or to convert any security into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and being valid for a maximum period of five years, each as specified in the articles of association or relevant ordinary resolution passed by shareholders at a general meeting. Such authority from our shareholders to allot additional shares for a period of five years from September 11, 2020 was included in the ordinary resolution passed by our shareholders on September 11, 2020, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, but not longer than the duration of the authority to allot shares to which this disapplication relates or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Such authority from our shareholders to disapply preemptive rights for a period of five years was included in the special resolution passed by our shareholders on September 11, 2020, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally prohibits a public company from repurchasing its own shares without the prior approval of shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be for a maximum period of up to five years.
Shareholder protections found in provisions under the UK City Code on Takeovers and Mergers, or the Takeover Code, will not apply if our place of central management and control remains outside of the UK (or the Channel Islands or the Isle of Man).
We believe that our place of central management and control is not currently in the UK (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code. Accordingly, we believe that we are not currently subject to the Takeover Code and, as a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids.
In the event that this changes, or if the interpretation and application of the Takeover Code by the Panel on Takeovers and Mergers, or Takeover Panel, changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the UK), the Takeover Code may apply to us in the future.
The Takeover Code provides a framework within which takeovers of companies which are subject to the Takeover Code are regulated and conducted. The following is a brief summary of some of the most important rules of the Takeover Code:
•When any person acquires, whether by a series of transactions over a period of time or not, an interest in shares which (taken together with shares already held by that person and an interest in shares held or acquired by persons acting in concert with him or her) carry 30% or more of the voting rights of a company that is subject to the Takeover Code, that person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights in that company to acquire the balance of their interests in the company.
•When any person who, together with persons acting in concert with him or her, is interested in shares representing not less than 30% but does not hold more than 50% of the voting rights of a company that is subject to the Takeover Code, and such person, or any person acting in concert with him or her, acquires an additional interest in shares which increases the percentage of shares carrying voting rights in which he or she is interested, then such person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights of that company to acquire the balance of their interests in the company.
•A mandatory offer triggered in the circumstances described in the two paragraphs above must be in cash (or be accompanied by a cash alternative) and at not less than the highest price paid within the preceding 12 months to acquire any interest in shares in the company by the person required to make the offer or any person acting in concert with him or her.
•In relation to a voluntary offer (i.e., any offer which is not a mandatory offer), when interests in shares representing 10% or more of the shares of a class have been acquired for cash by an offeror (i.e., a bidder) and any person acting in concert with it in the offer period and the previous 12 months, the offer must be in cash or include a cash alternative for all shareholders of that class at not less than the highest price paid for any interest in shares of that class by the offeror and by any person acting in concert with it in that period. Further, if an offeror acquires for cash any interest in shares during the offer period, a cash alternative must be made available at not less than the highest price paid for any interest in the shares of that class.

•If, after making an offer for a company, the offeror or any person acting in concert with them acquires an interest in shares in an offeree company (i.e., a target) at a price higher than the value of the offer, the offer must be increased to not less than the highest price paid for the interest in shares so acquired.
•An offeree company must appoint a competent independent adviser whose advice on the financial terms of the offer must be made known to all the shareholders, together with the opinion of the board of directors of the offeree company.
•Special or favorable deals for selected shareholders are not permitted, except in certain circumstances where independent shareholder approval is given and the arrangements are regarded as fair and reasonable in the opinion of the financial adviser to the offeree.
•All shareholders must be given the same information.
•Each document published in connection with an offer by or on behalf of the offeror or offeree must state that the directors of the offeror or the offeree, as the case may be, accept responsibility for the information contained therein.
•Profit forecasts, quantified financial benefits statements and asset valuations must be made to specified standards and must be reported on by professional advisers.
•Misleading, inaccurate or unsubstantiated statements made in documents or to the media must be publicly corrected immediately.
•Actions during the course of an offer by the offeree company, which might frustrate the offer are generally prohibited unless shareholders approve these plans. Frustrating actions would include, for example, lengthening the notice period for directors under their service contract or agreeing to sell off material parts of the target group.
•Stringent requirements are laid down for the disclosure of dealings in relevant securities during an offer, including the prompt disclosure of positions and dealing in relevant securities by the parties to an offer and any person who is interested (directly or indirectly) in 1% or more of any class of relevant securities.
•Employees of both the offeror and the offeree company and the trustees of the offeree company’s pension scheme must be informed about an offer. In addition, the offeree company’s employee representatives and pension scheme trustees have the right to have a separate opinion on the effects of the offer on employment appended to the offeree board of directors’ circular or published on a website.
The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.
We are incorporated under the laws of England and Wales. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by the laws of England and Wales, including the provisions of the Companies Act 2006, and by our Articles. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. See the information under the heading “Description of Share Capital and Articles of Association—Differences in Corporate Law” in our prospectus dated September 17, 2020, filed with the SEC pursuant to Rule 424(b), which information is incorporated herein by reference, for a description of the principal differences between the provisions of the Companies Act 2006 applicable to us and, for example, the Delaware General Corporation Law relating to shareholders’ rights and protections.
The principal differences include the following:
•Under English law and our Articles, each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings.
•Under English law, it is only on a poll that the number of shares determines the number of votes a holder may cast. You should be aware, however, that the voting rights of ADSs are also governed by the provisions of a deposit agreement with our depositary bank.
•Under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise.
•Under English law and our Articles, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the Articles. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions.
•In the UK, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares (including those represented by ADSs) will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares (including those represented by ADSs) voting at the meeting for approval.
•Under English law and our Articles, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law.
•The quorum requirement for a shareholders’ meeting is one or more qualifying persons present at a meeting and between them holding (or being the proxy or corporate representative of the holders of) at least thirty-three and one-third percent (33 ⅓%) in number of the issued shares (excluding any shares held as treasury shares) entitled to attend and vote on the business to be transacted. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.
Our business and results of operations may be negatively impacted by the UK’s withdrawal from the EU.
On June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. In addition, as we are headquartered in the UK, it is possible that Brexit may impact some or all of our current operations. For example, Brexit will impact our ability to freely move employees from our headquarters in the UK to other locations in the EU and it will impact the ability of EU therapists to move freely to the UK in order to complete part of their training or work on our clinical trials there. Furthermore, if other EU Member States pursue withdrawal, barrier-free access among the EEA overall could be diminished or eliminated.
The long-term effects of Brexit will depend in part on how the terms of the TCA continue to take effect in practice and the terms of any further agreements the UK makes with the EU. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor, or single market, and the wider commercial, legal and regulatory environment, will impact our future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK in the long term.
Risks Related to Our Controls Over Financial Reporting
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ADSs.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, testing required to be conducted by us in connection with Section 404, and subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ADSs.
We previously identified material weaknesses in our internal control over financial reporting. We may identify future material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our ADS price.
During the preparation of our 2019 financial statements, management identified three material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Specifically we identified that we lacked a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to:
•design and maintain formal accounting policies, procedures and controls over the fair presentation of our financial statements;
•analyze, record and disclose complex accounting matters timely and accurately, including share-based compensation arrangements and other non-routine transactions; and
•design and maintain controls over the preparation and review of account reconciliations, journal entries and financial statements including maintaining appropriate segregation of duties.
In response to the material weaknesses, we have since recruited an experienced finance team, which is further supported by appropriately qualified external advisers, including third-party professional accounting consulting firms to advise on accounting for and presentation of technical and complex non-routine transactions, as well as the calculation and review of tax liabilities and research and development tax credits.
•The Company has designed and now maintains formal accounting policies, procedures and controls to ensure the fair presentation of our financial statements;
•The Company is now identifying, analyzing, recording and disclosing complex accounting matters in a timely and accurate manner; and
•The Company has designed and is maintaining controls over the preparation and review of account reconciliations, journal entries and financial statements including maintaining appropriate segregation of duties.
These enhancements to our internal controls over financial reporting have operated for a sufficient period of time, and management’s evaluation of such controls indicates that such controls are effective. Although we have determined that the previously identified material weaknesses were remediated as of December 31, 2020, we cannot assure you that we will not identify other material weaknesses or deficiencies, which could negatively impact our results of operations in future periods.

More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities. See “Risks Related to the Ownership of Our ADSs—We have incurred and will continue to incur increased costs as a result of operating as an English public company listed in the U.S., and our board of directors will be required to devote substantial time to new compliance initiatives and corporate governance practices.”
General Risk Factors
Exchange rate fluctuations may materially affect our results of operations and financial condition.
Due to the international scope of our operations, our assets, earnings, expenses and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the pound sterling and the euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the pound sterling (except that the functional currency of our U.S. subsidiary is the U.S. dollar) and the majority of our operating expenses are paid in pound sterling. We also regularly acquire services, consumables and materials in U.S. dollars, pound sterling and the euro. Further potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates between the pound sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our annual financial statements appearing for a description of foreign exchange risks.
In addition, the possible abandonment of the euro by one or more members of the European Union, or the EU, could materially affect our business in the future. Despite measures taken by the EU to provide funding to certain EU member states in financial difficulties and by a number of European countries to stabilize their economies and reduce their debt burdens, it is possible that the euro could be abandoned in the future as a currency by countries that have adopted its use. This could lead to the re-introduction of individual currencies in one or more EU member states, or in more extreme circumstances, the dissolution of the EU. The effects on our business of a potential dissolution of the EU, the exit of one or more EU member states from the EU or the abandonment of the euro as a currency, are impossible to predict with certainty, and any such events could have a material adverse effect on our business, financial condition and results of operations.
Changes and uncertainties in the tax system in the countries in which we have operations could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.
We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms being implemented or under consideration (such as those related to the Organisation for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.
We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheets, and otherwise affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.
Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, Her Majesty’s Revenue & Customs, or HMRC, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a ‘‘permanent establishment’’ under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.
A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, for example where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable, or result in other liabilities.
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new therapies from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new therapies can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Because we are subject to environmental, health and safety laws and regulations, we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities which may adversely affect our business and financial condition.
Our operations, including our research, development, testing and manufacturing activities, are subject to numerous foreign, federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, manufacture, handling, release and disposal of and the maintenance of a registry for, hazardous materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens.
We may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. Furthermore, if we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.
As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous materials and, as a result, may incur material liability as a result of such release or exposure. Environmental, health and safety laws and regulations are becoming more stringent. We may incur substantial expenses in connection with any current or future environmental compliance or remediation activities, in which case, our production and development efforts may be interrupted or delayed and our financial condition and results of operations may be materially adversely affected. In the event of an accident involving such hazardous materials, an injured party may seek to hold us liable for damages that result.
Changes in patent laws or patent jurisprudence could diminish the value of patents in general or prevent us from obtaining patents and thereby impair our ability to protect our investigational therapies.
As is the case with other companies in our industry, our success is heavily dependent on our intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve technological and legal complexity. Therefore, obtaining and enforcing patents for therapeutics is costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For example, the America Invents Act, or the AIA, enacted in the United States in 2012 and 2013, has resulted in significant changes to the U.S. patent system.
Prior to the enactment of the AIA, assuming that other requirements for patentability are met, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 16, 2013, under the AIA, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention regardless of whether a third party was the first to invent the claimed invention. On or after that date, a third party that files a patent application in the USPTO before us could be awarded a patent covering an invention of ours even if we made the invention before the third party. The AIA will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.
Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provide additional opportunities for third parties to challenge any pending patent application or issued patent in the USPTO. Such opportunities include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceeding. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim in our patents invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
Additionally, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
Our business is subject to economic, political, regulatory and other risks associated with international operations.
Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:
•economic weakness, including inflation, political instability in particular in foreign economies and markets, and the potentially severe continued United States and global economic impact caused by the ongoing COVID-19 pandemic;
•differing regulatory requirements for drug approvals;
•differing jurisdictions potentially presenting different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
•potentially reduced protection for intellectual property rights;
•difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
•changes in regulations and customs, tariffs and trade barriers;
•changes in currency exchange rates of the euro, U.S. dollar, pound sterling and currency controls;
•changes in a specific country’s or region’s political or economic environment;
•trade protection measures, import or export licensing requirements or other restrictive actions by governments;
•differing reimbursement regimes and price controls in certain international markets;
•negative consequences from changes in tax laws or practice;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•workforce uncertainty in countries where labor unrest is more common than in the United States and EU;
•difficulties associated with staffing and managing international operations, including differing labor relations;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war, terrorism, pandemics, or natural disasters including earthquakes, typhoons, floods and fires.
Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber security or cyber security of our collaborators, vendors and other partners.
Given our reliance on technological infrastructure, we continue to evaluate internal security measures and policies. Our internal computer systems, which are managed partially by a third party, and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, pandemics and telecommunications and electrical failure. Any system failure, accident or security breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our therapeutic development programs. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Whilst we conduct periodic penetration testing and perform continuous security monitoring, as the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.
Additionally, it is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any material impact from recent attacks such as SolarWinds, Log4j, and Kaseya, new information on the scope of such attacks is continuing to emerge. While we continue to devote time and resources on the remediation of such risks, there is the possibility of a material impact from such an attack in the future.
While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of COMP360 or any future therapeutic candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates could be hindered or delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the ongoing COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Facilities
We lease office space, located at Fora - Soho, 33 Broadwick Street, London, W1F 0DQ, United Kingdom, which is the Company’s corporate headquarters. The lease expires in 2023. We also lease office space at 164 Townsend Street, Suite 3, San Francisco, United States. This lease expires in 2022.
Additionally, we lease office space at 180 Varick Street, New York, New York 10014, United States. The lease is cancellable with 30 days notice.
In New York City, we are part of the BioLabs@NYULangone incubator space on the New York University School of Medicine campus. We are also participants in the START-UP NY program, which is an initiative from the New York State Department of Economic Development. Together, BioLabs@NYULangone and START-UP NY include tax and other incentive programs for us and our local employees.

We believe our facilities are adequate for our current needs, including our short-term needs, and that suitable additional or substitute space would be available in London, San Francisco or New York City if needed.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any litigation or claims that we believe, if determined adversely to us, would have a material adverse effect on our business, operating results, financial condition or cash flows. From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK
Market Information and Holders of Ordinary Shares and ADSs
Our American Depositary Shares, or ADSs, each represent one ordinary share, nominal value £0.008 per share, of COMPASS Pathways plc. An ADS may be evidenced by an American Depositary Receipt issued by Citibank, N.A. as depositary bank.  Our ADSs have been listed and traded on The Nasdaq Global Select Market under the symbol “CMPS” since September 18, 2020.  As of February 17, 2022, there were approximately seven holders of record of our ordinary shares, nominal value £0.008 per share, and six holders of record of our ADSs. The closing sale price per ADS on The Nasdaq Global Select Market on February 17, 2022 was $13.94. See “Item 9B. Other Information—UK Taxation” for a discussion of certain UK tax consequences for holders of ADSs.
Dividends
We have never declared or paid any cash dividend, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business.
Under English law, among other things, we may only pay dividends if we have sufficient distributable reserves (on a non-consolidated basis), which are our accumulated realized profits that have not been previously distributed or capitalized less our accumulated realized losses, so far as such losses have not been previously written off in a reduction or reorganization of capital.
Information about Our Equity Compensation Plans
Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report.
Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
Set forth below is a graph comparing the total cumulative returns of COMPASS Pathways plc, the Nasdaq Composite Index and the Nasdaq Biotechnology Index on a monthly basis from September 18, 2020 (our initial day of trading) through December 31, 2021. We believe these indices are the most appropriate indices against which the total shareholder return of COMPASS Pathways plc should be measured. The Nasdaq Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. The graph assumes $100 was invested on September 18, 2020 in our ADSs and each of the indices and that all dividends, if any, are reinvested. The performance shown represents past performance and should not be considered an indication of, nor intended to forecast, future performance.

Total shareholder return

400
350
300
250
200
150
100
50
0
Value ($) (rebased)
Sep 2020
Oct 2020
Nov 2020
Dec 2020
Feb 2021
Mar 2021
Apr 2021
May 2021
Jun 2021
Jul 2021
Aug 2021
Sep 2021
Oct 2021
Dec 2021
CPMS
NASDAQ Composite
NASDAQ Biotech

The above performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.
Sales of Unregistered Securities
We did not have any sales of unregistered securities in 2021.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A. “Risk Factors” and the section entitled “Special Note Regarding Forward-Looking Statements.”
Operating Results
Overview
We are a mental health care company dedicated to accelerating patient access to evidence-based innovation in mental health. We are motivated by the need to find better ways to help and empower people suffering with mental health challenges who are not helped by existing therapies, and are pioneering the development of a new model of psilocybin therapy, in which psilocybin is administered in conjunction with psychological support. Our initial focus is on treatment-resistant depression, or

TRD, a subset of major depressive disorder, or MDD, comprising patients who are inadequately served by the current treatment paradigm. Early signals from academic studies, using formulations of psilocybin not developed by us, have shown that psilocybin therapy may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. We have developed a proprietary, high-purity polymorphic crystalline formulation of psilocybin, COMP360. In 2019, we completed a Phase I clinical trial administering COMP360, along with psychological support, to 89 healthy volunteers. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase IIb studies. On November 9, 2021, we announced positive topline results from our Phase IIb clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of treatment-resistant depression. This is the largest, randomized, controlled, double-blind psilocybin therapy clinical trial ever completed. The topline results from the 233-participant trial showed a rapid and sustained response for patients receiving a single dose of COMP360 psilocybin with psychological support. The trial achieved its primary endpoint for the highest dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant reduction in depressive symptom severity after three weeks compared with the COMP360 1mg arm. We believe that COMP360 psilocybin therapy - combining COMP360 psilocybin with psychological support from specially trained therapists - could offer a new approach to depression care. We anticipate the initiation of a Phase III program in 2022.
On November 3, 2021, we announced that we will be conducting a Phase II clinical trial to assess the safety and tolerability of COMP360 psilocybin therapy in post-traumatic stress disorder (PTSD). The study expands COMPASS’s research pipeline in COMP360 psilocybin therapy. It is a multicenter, fixed-dose open label study and will enroll 20 participants; it will begin at The Institute of Psychiatry, Psychology & Neuroscience (IoPPN) at King’s College London.
Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes, our initial public offering, or IPO, and our follow-on offering of American Depositary Shares, or ADSs, representing our ordinary shares in September 2020 and May 2021, respectively. Through December 31, 2021, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million from sales of ADSs in our IPO and $154.8 million from sales of ADS’s in our underwritten public offering, or Follow-On Offering. In October 2021, we entered into a Sales Agreement with Cowen and Company, LLC, under which we may issue and sell from time to time up to $150.0 million of our ADSs at market prices. We have not yet sold any ADSs under this at-the-market offering.
We have incurred significant operating losses since our inception. We incurred total net losses of $71.7 million and $60.3 million, respectively, for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $169.6 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin therapy for TRD, and we expect they will continue to increase as we increase our headcount and further develop our investigational COMP360 psilocybin therapy candidate through clinical trials for TRD and studies for PTSD, potentially including expanding into additional indications, and initiate preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of December 31, 2021, we had cash and cash equivalents of $273.2 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

COVID-19
While great progress has been made in the fight against the COVID-19 pandemic, it remains a global challenge. In 2021, COVID-19 vaccines were broadly distributed and administered in certain countries, but the COVID-19 pandemic and its effects continue to evolve. The exact timing and pace of the recovery is currently indeterminable as certain markets have experienced a resurgence of COVID-19 cases, and, throughout the course of the pandemic, new variants of COVID-19 have been identified and spread significantly, resulting in additional restrictions put in place by certain governments around the world.
The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage companies. For example, COVID-19 delayed enrollment in and completion of our Phase IIb clinical trial of COMP360 psilocybin therapy. There can be no assurance that we will not experience additional enrollment delays in trials or studies. The ongoing COVID-19 pandemic could also interrupt our clinical trial activities, our supply chain, our employees or the employees of research sites and service providers, such as therapists, suppliers, contract research organizations, or CROs, and contract manufacturing organizations, or CMOs. We have implemented and continue to maintain flexible work-at-home policies and may experience limitations in employee resources.
We continue to assess our business plans and the impact the ongoing COVID-19 pandemic may have on our ability to advance the development and manufacturing of COMP360 as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom we rely, or to raise financing to support the development of our investigational COMP360 psilocybin therapy. No assurances can be given that this analysis will enable us to avoid further impacts from the ongoing COVID-19 pandemic.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue and do not expect to generate any revenue from the sale of therapeutic candidates in the foreseeable future. If our development efforts for our investigational COMP360 psilocybin therapy are successful and result in regulatory approval of COMP360, we may generate revenue in the future.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of:
• development costs, including expenses incurred under agreements with CROs and CMOs, investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services, as well as manufacturing scale-up expenses and the cost of acquiring and manufacturing materials for preclinical studies and clinical trials and laboratory and trial site supplies and equipment and compliance with regulatory requirements;
• personnel expenses, including salaries, related benefits and travel expense for employees engaged in research and development functions;
• non-cash share-based compensation expenses resulting from equity awards granted to employees engaged in research and development functions; and
• other expenses, including costs of outside consultants, including their fees and related travel expenses, allocated facility-related expenses such as direct depreciation costs, allocated expenses for rent and maintenance of facilities and other operating costs.
We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as a prepaid expense or accrued research and development expenses.
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase over the next several years as we: (i) expedite the clinical development for our investigational COMP360 psilocybin therapy for TRD; (ii) fund research for our investigational COMP360 psilocybin therapy in other neuropsychiatric indications, including PTSD; (iii) seek to develop digital technologies to complement and augment our therapies, and seek to access other novel drug candidates for development in neuropsychiatric and related indications; (iv) improve the efficiency and scalability of our third-party manufacturing processes and supply chain; and (v) build our third-party or in-house process development, analytical and related capabilities, increase personnel costs and prepare for regulatory filings related to our potential or future therapeutic candidates.
The successful development and commercialization of our investigational COMP360 psilocybin therapy is highly uncertain. This is due to the numerous risks and uncertainties associated with development and commercialization, including the following:
•successful enrollment in and completion of clinical trials and preclinical studies;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•receiving regulatory approvals or clearance for conducting our planned clinical trials or future clinical trials;
•receiving positive data from our clinical trials that support an acceptable risk-benefit profile of COMP360 psilocybin therapy and any future therapeutic candidates in the intended populations;
•receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
•establishing and scaling up, through third-party manufacturers, manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing, if any therapeutic candidates are approved;
•entry into collaborations to further the development of our investigational COMP360 psilocybin therapy and our future therapeutic candidates;
•obtaining and maintaining patent and trade secret protection or regulatory exclusivity for COMP360 and any future therapeutic candidates;
•successfully launching commercial sales of our investigational COMP360 psilocybin therapy and any future therapeutic candidates, if approved;
•acceptance of our current and future therapeutic candidates’ benefits and uses, if approved, by patients, the medical community and third-party payors; and
•maintaining a continued acceptable safety profile of our investigational COMP360 psilocybin therapy and our future therapeutic candidates following approval.
A change in the outcome of any of these variables with respect to the development of our investigational COMP360 psilocybin therapy in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our investigational COMP360 psilocybin therapy. For example, if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare products Regulatory Agency, or MHRA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to commit significant additional financial resources and time on the completion of clinical development of that therapeutic candidate.
General and Administrative Expenses
General and administrative expenses consist primarily of:
•personnel expenses, including salaries and related benefits, travel and other expenses incurred by personnel in certain executive, finance and administrative functions;
•non-cash share-based compensation expenses resulting from the equity awards granted to employees engaged in certain executive, finance and administrative functions;
•legal and professional fees, including consulting, accounting and audit services; and

•facilities and other expenses, including depreciation costs, allocated expenses for rent and maintenance of facilities, director and officer insurance and other operating costs.
We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research activities and development of our investigational COMP360 psilocybin therapy.
We also anticipate we will continue to incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs, as well as investor and public relations expenses associated with being a public company. For example, we no longer qualify as an “emerging growth company” and as a result will incur additional costs, including as a result of becoming a large accelerated filer. We will reassess our status as a large accelerated filer as at June 30, 2022 and may no longer hold this status if our public float does not exceed $700.0 million on that day. We will also incur further costs as a result of our loss of Foreign Private Issuer status and resulting transition to a domestic filer effective January 1, 2022. Additionally, if and when we believe a regulatory approval of a therapeutic candidate appears likely, we anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.
Other Income (Expense), Net
Other Income
Other income relates to interest earned on cash balances.
Fair Value Change of Convertible Notes
Fair value change of convertible notes related to the convertible notes which were marked to fair value for the last time prior to conversion to preferred shares in April as part of our Series B fundraise.
Benefit from Research and Development Tax Credit
Benefit from research and development, or R&D, tax credit, consists of the R&D tax credit received in the UK, which is recorded within other income (expense), net. As a company that carries out extensive research and development activities, we seek to benefit from the Small and Medium Enterprise, or SME, Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive income.
Based on criteria established by Her Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being carried in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the years ended December, 2021 and 2020. We expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
The UK R&D tax credit is fully refundable to us and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the UK research and development tax credit as a benefit which is included in our net loss before income tax and, accordingly, not reflected as part of the income tax provision. If, in the future, any UK R&D tax credits generated are needed to offset a corporate income tax liability in the UK, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within other income (expense), net.
Foreign exchange gains (losses)
Foreign exchange gains (losses) consists of foreign exchange impacts arising from foreign currency transactions, primarily related to US dollars maintained in a bank account in a Pounds Sterling functional currency entity.
Income Tax Expense
We are subject to corporate taxation in the United States and the UK. Due to the nature of our business, we have generated losses since inception and have therefore not paid UK corporation tax. Our income tax expense represents only income taxes in the United States.
Unsurrendered UK losses may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated trading losses for carry forward in the UK of $144.0 million and $53.0 million as of December 31, 2021 and 2020, respectively, which is offset by a full valuation allowance.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
OPERATING EXPENSES:
Research and development	$44,027	$23,366	$20,661
General and administrative	39,194	28,027	11,167
Total operating expenses	83,221	51,393	31,828
LOSS FROM OPERATIONS	(83,221)	(51,393)	(31,828)
OTHER INCOME (EXPENSE), NET:
Other income	40	319	(279)
Foreign exchange gains (losses)	1,990	(11,702)	13,692
Fair value change of convertible notes	—	(1,771)	1,771
Benefit from R&D tax credit	9,648	4,245	5,403
Total other income (expense), net	11,678	(8,909)	20,587
Loss before income taxes	(71,543)	(60,302)	(11,241)
Income tax expense	(199)	(32)	(167)
Net loss	$(71,742)	$(60,334)	$(11,408)

Research and Development Expenses
The table below summarizes our research and development expenses incurred for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Development expenses	$27,618	$11,553	$16,065
Personnel expenses	10,538	4,563	5,975
Non-cash share-based compensation expense	4,569	6,336	(1,767)
Other expenses	1,302	914	388
Total research and development expenses	$44,027	$23,366	$20,661
Research and development expenses increased by $20.7 million to $44.0 million for the year ended December 31, 2021, from $23.4 million for the year ended December 31, 2020. The increase in research and development expenses was primarily attributable to:
•an increase of $16.1 million in external development expenses, which primarily related to increases of $15.1 million in clinical trial expenses, $0.4 million in the cost of preclinical studies to assess additional indications for our investigational COMP360 psilocybin therapy development, $0.3 million in regulatory compliance expenses and $0.3 million in drug development and manufacturing costs;
•an increase of $6.0 million in personnel expenses, as a result of hiring additional personnel in our research and development departments to support the expansion of our digital activities, as well as the requirements of increased clinical activities;
•a decrease of $1.8 million in non-cash share-based compensation primarily related to a large option grant that was granted in May 2020 to one employee, which became fully vested on August 17, 2020, resulting in the recognition of $9.5 million in share-based compensation expense in the year ended December 31, 2020, $2.4 million of which was allocated to research and development expenses based on an estimate of time spent indirectly supporting research and development activities. In addition, the vesting of certain other options accelerated upon completion of the IPO in accordance with the option grant terms resulted in the recognition of $3.5 million in share-based compensation expense in 2020, $1.4 million of which was allocated to research and development expenses based on the time spent supporting research and development activities during the year ended December 31, 2020. There were no similar expenses recognized during the year ended December 31, 2021. This year-over-year decrease was offset by a $2.0 million increase in non-cash share-based compensation from option grants made to other employees during the year ended December 31, 2021; and
•an increase of $0.4 million in other expenses, which was primarily related to increases in external consulting expenses.
We expect research and development costs to continue to increase materially in the near future, consistent with our plan to advance our investigational COMP360 psilocybin therapy through clinical development.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for years ended December 31, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Personnel expenses	$13,999	$6,084	$7,915
Non-cash share-based compensation expense	4,070	11,647	(7,577)
Legal and professional fees	8,654	6,827	1,827
Facilities and other expenses	12,471	3,469	9,002
Total general and administrative expenses	$39,194	$28,027	$11,167
General and administrative expenses increased by $11.2 million to $39.2 million for the year ended December 31, 2021 from $28.0 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $7.9 million in personnel costs, primarily due to an increase in headcount related to the hiring of additional personnel in general, administrative and commercial functions to support our growth initiatives, including operating as a public company, in addition to costs related to the severance amount associated with the recent departure of our prior General Counsel and Chief Legal Officer;
•a decrease of $7.6 million in non-cash share-based compensation primarily related to a large option grant that was granted in May 2020 to one employee, which became fully vested on August 17, 2020, resulting in the recognition of $9.5 million in share-based compensation expense in the year ended December 31, 2020, $7.1 million of which was allocated to general and administrative expenses based on an estimate of time spent indirectly supporting general and administrative activities. In addition, the vesting of certain other options accelerated upon the IPO in accordance with the option grant terms, resulting in the recognition of $3.5 million in share-based compensation expense in 2020, $2.1 million of which was allocated to general and administrative expenses based on the time spent supporting general and administrative activities. There was no similar accelerated expense recognized during the year ended December 31, 2021. The year-over-year decrease was offset by a $1.6 million increase in non-cash share-based compensation which resulted from option grants made to other employees in the year ended December 31, 2021;
•an increase of $1.8 million in legal and professional fees, primarily related to expenses associated with external consulting, patent applications and legal advice as well as costs associated with operating as a public company, including the transition from a foreign private issuer and additional audit fees associated with the loss of Emerging Growth Company status and the requirements of Sarbanes Oxley 404 (b), and other corporate activities as we continue to grow our business compared to legal costs and other indirect fees in the prior period associated with preparing for operations as a public company; and
•an increase of $9.0 million in facilities and other expenses, mainly in relation to an increase in director and officer insurance expenses of $3.6 million, patent application costs of $1.0 million, Centers of Excellence costs of $0.8 million, corporate communications strategy and implementation costs of $0.7 million, IT and office supplies, services and software of $1 million, rent of $0.8 million, subscriptions and memberships of $0.4 million and other expenses of $0.7 million, all in line with company growth in 2021.

We expect these general and administrative expenses to materially increase consistent with our plans to increase our headcount as a result of ongoing requirements as a public company, in addition to ongoing research and development growth initiatives.
Total Other Income (Expense), Net
Benefit from Research and Development Tax Credit
During the years ended December 31, 2021 and 2020, we recognized an R&D tax credit from the UK as a benefit within other income (expense), net of $9.6 million and $4.2 million, respectively. The tax credit receivable increased in 2021 compared to 2020 in line with increased research and development activity. The 2020 tax credit was received in full in 2021.
Fair value change of convertible notes
Fair value change of convertible notes relates to the convertible notes issued during the year ended December 31, 2019, which were converted to Series B convertible preferred shares in April 2020. No such change was recognized during the year ended December 31, 2021.
Foreign exchange gains (losses)
Foreign exchange gains (losses) increased by $13.7 million to a gain of $2.0 million for the year ended December 31, 2021 from a loss of $11.7 million for the year ended December 31, 2020, primarily related to gains arising from the translation of cash balances generated from the IPO proceeds and the Follow-On Offering proceeds that were maintained in U.S. dollars, which is different from the legal entity’s functional currency (Pound Sterling) giving rise to foreign currency gains. Currently, our US dollar balances are held in a sterling functional currency legal entity and converted as required into pound sterling because the predominant cash outflows are pounds sterling. As our operating model and business matures we will continually monitor and assess our legal entity structure and whether our future cash outflows continue to be reported in pounds sterling or in US dollars.
•Other income
Other income was less than $0.1 million and $0.3 million for the years ended December 31, 2021 and 2020 respectively. The decrease in other income primarily related to the decrease in interest income as a result of lower interest rates on cash deposits.
•Income tax expense
The income tax expense was $0.2 million for the year ended December 31, 2021 and less than $0.1 million for the year ended December 31, 2020. The income tax expense was related to income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
OPERATING EXPENSES
Research and development	$23,366	$12,563	$10,803
General and administrative	28,027	8,616	19,411
Total operating expenses	51,393	21,179	30,214
LOSS FROM OPERATIONS	(51,393)	(21,179)	(30,214)
OTHER INCOME (EXPENSE), NET:
Other income	319	73	246
Foreign exchange losses	(11,702)	(81)	(11,621)
Fair value change of convertible notes	(1,771)	(1,139)	(632)
Benefit from R&D tax credit	4,245	2,729	1,516
Total other income (expense), net	(8,909)	1,582	(10,491)
Loss before income taxes	(60,302)	(19,597)	(40,705)
Income tax expense	(32)	(15)	(17)
Net loss	(60,334)	(19,612)	(40,722)

Research and Development Expenses
The table below summarizes our research and development expenses incurred for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Development expenses	$11,553	$7,568	$3,985
Personnel expenses	4,563	2,702	1,861
Non-cash share-based compensation expense	6,336	1,817	4,519
Other expenses	914	476	438
Total research and development expenses	$23,366	$12,563	$10,803
Research and development expenses increased by $10.8 million to $23.4 million for the year ended December 31, 2020, from $12.6 million for the year ended December 31, 2019. The increase in research and development expenses was primarily attributable to:
•an increase of $4.0 million in development expenses, which primarily related to increases of $2.8 million in clinical trial expenses and $1.8 million in the cost of preclinical studies to assess additional indications for our investigational COMP360 psilocybin therapy development, offset by a decrease of $0.1 million in therapist training costs and $0.5 million in drug development costs;
•an increase of $1.9 million in personnel expenses, as a result of hiring additional personnel in our research and development departments to support the requirements of increased clinical and preclinical activities;
•an increase of $4.5 million in non-cash share-based compensation reflecting a significant charge due in part to 1,015,813 options that were granted in May 2020 to one employee, which fully vested during the year ended December 31, 2020, resulting in the recognition of $9.5 million in share-based compensation expense, $2.4 million, or 25%, of which was allocated to research and development expenses based on the time spent supporting research and development activities. In addition, the vesting of certain other options accelerated upon completion of our IPO in accordance with the option grant terms, resulting in the recognition of $3.5 million in share-based compensation expense, $1.4 million of which was allocated to research and development expenses based on the time spent supporting research and development activities. The remaining increase in non-cash share-based compensation of $0.7 million resulted from recurring monthly vesting of existing option grants in addition to further share option grants made to recruit and retain staff to support the increase in our overall research and development activities; and
•an increase of $0.4 million in other expenses, which was primarily related to increases in consulting expenses.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Personnel expenses	$6,084	$3,599	$2,485
Non-cash share-based compensation expense	11,647	1,436	10,211
Legal and professional fees	6,827	2,657	4,170
Facilities and other expenses	3,469	924	2,545
Total general and administrative expenses	$28,027	$8,616	$19,411
General and administrative expenses increased by $19.4 million to $28.0 million for the year ended December 31, 2020 from $8.6 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $2.5 million in personnel costs, primarily due to an increase in headcount related to the hiring of additional personnel in general and administrative functions to support our growth initiatives, including our transition to becoming a public company;
•an increase of $10.2 million in non-cash share-based compensation reflecting a significant charge due in part to 1,015,813 options that were granted in May 2020 to one employee which fully vested during the year ended December 31, 2020, resulting in the recognition of $9.5 million in share-based compensation expense, $7.1 million, or 75%, of which was allocated to general and administrative expenses based on the time spent on general and administrative activities. In addition, the vesting of certain other options accelerated upon the IPO in accordance with the option grant terms, resulting in the recognition of $3.5 million in share-based compensation expense, $2.1 million of which was allocated to general and administrative expenses based on the time spent supporting general and administrative activities. The remaining increase of $1.0 million in non-cash share-based compensation also resulted from recurring monthly vesting of existing option grants in addition to further share option grants made to recruit and retain staff to support the requirements of increased general, administrative and commercial activities;
•an increase of $4.2 million in legal and professional fees, primarily related to additional costs incurred in association preparing for life as a public company ($1.8 million) and our other corporate activities as we continue to grow our business; and
•an increase of $2.5 million in facilities and other expenses, including rent ($0.6 million), depreciation ($0.1 million), IT supplies and services ($0.3 million), subscriptions ($0.1 million) and insurance ($1.1 million) in addition to a number of additional individually immaterial other expenses
Total Other Income (Expense), Net
Benefit from Research and Development Tax Credit
During the years ended December 31, 2020 and 2019, we recognized an R&D tax credit from the UK as a benefit within other income (expense), net for $4.2 million and $2.7 million, respectively. The tax credit receivable increased in 2020 compared to 2019 in line with increased research and development activity.
Fair value change of convertible notes
The change during the year ended December 31, 2020 resulted from the fair value change of the convertible notes which increased by $0.7 million to $1.8 million during the year ended December 31, 2020 from $1.1 million during the year ended December 31, 2019. The convertible notes automatically converted into preferred shares upon completion of the Series B on April 17, 2020, which were then converted to ordinary shares upon our IPO on September 22, 2020.
Foreign exchange gains (losses)
Foreign exchange losses increased by $11.6 million to $11.7 million for the year ended December 31, 2020 from $0.1 million for the year ended December 31, 2019, primarily related to an increase in exchange losses arising from the translation of cash balances generated from the issuance of Series B convertible preferred shares during the second quarter of 2020 and the issuance of ADSs upon our IPO that were maintained in U.S. dollars, which was different from the legal entity’s functional currency (pound sterling), giving rise to foreign currency losses. Currently, the legal entity which holds U.S. dollars is a pounds sterling functional currency legal entity as the predominant cash outflows in the entity are pounds sterling. As our operating model and business matures we will continually monitor and assess our legal entity structure and whether our future cash outflows continue to be reported in pounds sterling or in U.S. dollars.
•Other income
Other income increased by $0.2 million to $0.3 million for the year ended December 31, 2020 from $0.1 million for the year ended December 31, 2019, mainly due to a $0.2 million increase in interest income as a result of higher cash balances due to completing both the Series B and IPO funding.
•Income tax expense
The income tax expense was less than $0.1 million for the year ended December 31, 2020 and 2019. The income tax expense was related to income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.
Liquidity and Capital Resources
We are a clinical-stage mental health care company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes and ADSs in our IPO and our Follow-On Offering. Through December 31, 2021, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million net proceeds from sales of ADSs through our IPO, and $154.8 million in net proceeds from our Follow-On Offering. We believe our existing cash balance of $273.2 million at December 31, 2021 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024.

Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(67,745)	$(41,380)	$(17,813)
Net cash used in investing activities	(334)	(628)	(165)
Net cash provided by financing activities	156,646	194,155	18,379
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,576)	13,225	1,676
Net increase in cash	$82,991	$165,372	$2,077
Net Cash Used in Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $67.7 million, primarily resulting from our net loss of $71.7 million offset by non-cash share-based compensation expense of $8.6 million, depreciation and amortization of $0.2 million, and non-cash lease expenses of $1.8 million. The net loss was also adjusted by $4.8 million related to changes in components of working capital, including a $9.0 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $0.2 million increase in other assets which primarily related to the security deposit for our new London office lease and a $0.9 million increase in deferred and prepaid tax assets, offset by a $5.3 million increase in accounts payable and accrued expenses primarily related to an increase in clinical trial costs and legal and professional fees. Also included in this increase was a non-cash operating lease liability of $1.9 million in relation to our adoption of ASC 842.
During the year ended December 31, 2020, net cash used in operating activities was $41.4 million, primarily resulting from our net loss of $60.3 million, offset by non-cash share-based compensation expense of $18.0 million, depreciation and amortization of $0.1 million and a loss due to the change in fair value of our convertible notes of $1.8 million. The net loss was also adjusted by $0.9 million related to changes in components of working capital, including a $4.5 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid insurance, a $0.2 million increase in deferred tax assets, offset by a $3.9 million increase in accounts payable and accrued expenses which related to increased research and development expenses, incurred in our preclinical and clinical trials and increased general and administrative spending resulting from increased professional and legal expenses we incurred in conjunction with our preparation for becoming a public company.
During the year ended December 31, 2019, net cash used in operating activities was $17.8 million, primarily resulting from our net loss of 19.6 million, offset by non-cash share-based compensation of $3.3 million and the loss due to the change in fair value of our convertible notes of $1.1 million. The net loss was also adjusted by $2.7 million related to changes in components of working capital, including a $3.4 million increase in prepaid expenses and other current assets which related to the R&D tax credit receivable, and a $0.8 million increase in accounts payable and accrued expenses which relate to increased research and development expenses incurred in our preclinical and clinical trials and increased general and administrative spending resulting from increased professional and legal expenses we incurred in conjunction with our preparation for a Series B.
Net Cash Used in Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $0.3 million, primarily driven by our purchases of property and equipment, which largely consisted of lab and office equipment.
During the year ended December 31, 2020, net cash used in investing activities was $0.6 million, comprising the $0.5 million investment to acquire an 8% (on a fully diluted basis) shareholding in Delix Therapeutics, Inc., a drug discovery and development company researching novel small molecules for use in central nervous system indications, and $0.1 million in purchases of property and equipment.
During the year ended December 31, 2019, net cash used in investing activities was $0.2 million, primarily driven by our purchases of property and equipment, which largely consisted of operating and computer equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $156.6 million, primarily related to the net proceeds from the Follow-On Offering of $154.8 million and options exercises of $1.8 million.
During the year ended December 31, 2020, net cash provided by financing activities was $194.2 million, primarily related to $61.3 million net cash proceeds from our sale and issuance of Series B convertible preferred shares and $132.8 million net cash proceeds from our sale and issuance of ADSs upon the IPO.
During the year ended December 31, 2019, net cash provided by financing activities was $18.4 million, consisting of net cash proceeds from our issuance of convertible notes in 2019.
Funding Requirements
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of COMP360. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:
•continue the clinical development of our investigational COMP360 psilocybin therapy in active clinical trial sites across Europe and North America including costs associated with conducting a Phase III program in TRD;
•prepare for the Phase II studies outlined under ‘Additional Clinical Trials’ in Item 1: Business, including evaluating the safety and tolerability of COMP360 psilocybin therapy in patients suffering with PTSD;
•establish relationships with the network of public healthcare institutions and private clinics that will administer our investigational COMP360 psilocybin therapy;
•continue the training of qualified therapists, psychiatrists and other healthcare professionals to deliver our investigational COMP360 psilocybin therapy;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any therapeutic candidates, therapy sessions, or digital support, for which we may obtain regulatory approval, including COMP360;

•advance our commercialization strategy in Europe and North America, including using digital technologies and solutions to enhance our therapeutic offering;
•continue the research and development program for our other preclinical stage therapeutic candidates and discovery-stage programs;
•discover and/or develop additional therapeutic candidates;
•seek regulatory approvals for any therapeutic candidates that successfully complete clinical trials;
•pursue necessary scheduling-related decisions to enable us to commercialize any therapeutic candidates containing controlled substances for which we may obtain regulatory approval, including COMP360;
•explore external business development opportunities through acquisitions, partnerships, licensing deals to enhance our pipeline and add additional therapeutic candidates to our portfolio;
•obtain, maintain, expand and protect our intellectual property portfolio, including litigation costs associated with defending against alleged patent or other intellectual property infringement claims;
•add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our therapeutic development and potential future commercialization efforts;
•expand our operations in the United States, Europe and potential other geographies; and
•incur additional legal, accounting and other expenses associated with operating as a public company listed in the United States.
In addition, the Sarbanes-Oxley Act, as well as rules adopted by the Securities and Exchange Commission, or SEC, requires public companies to implement specified corporate governance practices. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2021. To achieve compliance with Section 404, we have been engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. These costs also increased due to our loss of Emerging Growth Company status and the need for auditor attestation on internal control . In this regard, we will need to continue to dedicate internal resources, to engage outside consultants and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
We believe our existing cash of $273.2 million at December 31, 2021 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing and completion of preclinical testing and clinical trials for COMP360 for the treatment of TRD, and for indications outside of TRD or any future therapeutic candidates outside of TRD, including PTSD;
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA, the EMA, the MHRA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;
•the outcome and timing of any scheduling-related decisions by the United States Drug Enforcement Agency, or DEA, individual states, and comparable foreign authorities;

•the number of potential new therapeutic candidates we identify and decide to develop, either internally through our research and development efforts or externally through acquisitions, licensing or other collaboration agreements;
•the costs involved with establishing Centers of Excellence to serve as research facilities and innovation labs, in line with our ambition to create a new mental health care model;
•the cost involved with hiring additional personnel in our research and development department to support the expansion of our digital activities;
•the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our investigational COMP360 psilocybin therapy and future therapeutic candidates;
•the costs involved in filing patent applications and maintaining and enforcing patents or defending against claims of infringements raised by third parties;
•the time and costs involved in obtaining regulatory approval for COMP360 or future therapeutic candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to COMP360 or any of our future therapeutic candidates;
•selling and marketing activities undertaken in connection with the potential commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, if approved, and costs involved in the creation of an effective sales and marketing organization;
•the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our investigational COMP360 psilocybin therapy and future therapeutic candidates, if approved; and
•the costs of operating as a public company.
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity, current ownership interests will be diluted. If we raise additional funds through government or third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish future revenue streams, research programs or therapeutic candidates or grant licenses on terms that may not be favorable to us. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Prepaid and Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our prepaid and accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our prepaid and accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments if necessary. To date, such adjustments have not been material. The estimate of prepaid and accrued research and development expense is dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs, and other third-party service providers. Examples of estimated prepaid and accrued research and development expenses include fees paid to:
•vendors in connection with preclinical development activities;
•CROs and investigative sites in connection with preclinical studies and clinical trials; and
•CMOs in connection with drug substance and drug product formulation of preclinical study and clinical trial materials.
We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense.
Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.
Research and Development Incentives and Receivables
We are subject to corporate taxation in the UK. Due to the nature of our business, we have generated losses since our inception. The benefit from research and development, or R&D, tax credits is recognized in our consolidated statements of operations and comprehensive loss as a component of other income (expense), net, and represents the sum of our R&D tax credits recoverable in the UK.
Each reporting period, we evaluate which UK R&D tax credit programs we expect to be eligible for, that we plan to submit a claim for, and we have reasonable assurance that the amount will ultimately be realized.
The UK R&D tax credit is fully refundable to us and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the UK R&D tax credit as a benefit which is included in our net loss before income tax and accordingly, not reflected as part of our income tax provision. If, in the future, any UK R&D tax credits generated are needed to offset a corporate income tax liability in the UK, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within other income (expense), net.
As a company we carry out extensive R&D activities and, therefore, benefit from the UK R&D tax credit regime under the scheme for SMEs. We have assessed our research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the SME regime and whether the claim will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government. Under the SME regime, we are able to surrender some of our trading losses that arise from qualifying R&D activities for a cash rebate of up to 33.35% of such qualifying R&D expenditure. We meet the conditions of the SME regime. Qualifying expenditures largely comprise employment costs for research staff for which an estimate of time spent directly or indirectly supporting the pursuit of R&D activities is made, consumables, outsourced contract research organization costs, which are considered to be subcontracted costs, and utilities costs incurred as part of our research projects. Certain subcontracted qualifying R&D expenditures are eligible for a cash rebate of up to 21.67%. A large portion of costs relating to R&D, clinical trials and manufacturing activities are eligible for inclusion within our tax credit cash rebate claims. Included in the total employment costs are judgements and estimates relating to the allocation of time spent on R&D activities by individual. These estimates are based on real time data such as time spent by various team members, considerations given for non-R&D related events and general day to day activities. The estimates are based on the most accurate representation of the total time spent on qualifying R&D activities. The classification of consumables, outsourced contract research organization costs and utilities costs are based on judgements made by management relating to the direct nature of such costs. The costs incurred relate directly to the pursuit of R&D activities by the company.
We have recorded a benefit from the R&D tax credit in other income, net of $9.6 million and $4.2 million for the years ended December 31, 2021 and 2020, respectively.
The refund is denominated in pounds sterling and, therefore, the receivable is remeasured into U.S. dollars as of each reporting date. As of December 31, 2021 and 2020, our tax incentive receivable from the UK government was $9.6 million and $4.6 million, respectively.
Share-Based Compensation
We measure non-cash share-based awards granted to employees, non-employees and directors based on the fair value on the date of the grant. Forfeitures are accounted for as they occur. We issue non-cash share-based awards with service-based vesting conditions. For equity awards that vest based on a service condition, the non-cash share-based compensation expense is recognized on a straight-line basis over the requisite service period.
Determination of the Fair Value of the Ordinary Shares
The fair value of our Ordinary Shares is determined based on the quoted market price of our common stock.
Prior to our IPO, as there was no public market for our ordinary shares, the estimated fair value of our ordinary shares was determined by our board of directors as of the date of each grant, with input from management, considering our most recently available third-party valuations of our ordinary shares, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After a public trading market for our ordinary shares was established following the closing of our IPO, it was no longer necessary for our board of directors to estimate the fair market value of our ordinary shares in connection with our accounting for granted equity awards.
Determination of the Fair Value of the Share Options
We measure share options granted to employees and members of our board of directors for their services as directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those share options over the requisite service period, which is generally the vesting period of the respective share options. We have only issued share options with service-based vesting conditions and record the expense for these awards using the straight-line method.
We estimate the fair value of each share options grant using the Black-Scholes option-pricing model, which uses as inputs the fair value or estimated fair value before our IPO, of our ordinary shares and assumptions we make for the volatility of our ordinary shares, the expected term of our share options, the risk-free interest rate for a period that approximates the expected term of our share options and our expected dividend yield.
We determined the assumptions for the Black-Scholes option-pricing model as discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.
•Fair Value of Our Ordinary Shares. Prior to our IPO, our ordinary shares were not publicly traded, and therefore we estimated the fair value of our ordinary shares, as discussed in “Determination of the Fair Value of Ordinary Shares” above.
•Expected Volatility. Because we do not have a long trading history of our ordinary shares, the expected volatility was derived from the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the share-based awards. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price.
If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.

Valuation of Convertible Notes
The convertible notes were valued using a scenario-based discounted cash flow analysis. Two primary scenarios were considered and probability weighted to arrive at the valuation conclusion for each convertible note. The first scenario considered the value impact of conversion at the stated discount to the issue price if we raise over £25.0 million in an equity financing before the first anniversary of the issuance date, or the Qualified Financing, while the second scenario assumed the convertible notes are held to maturity. As of the issuance date of the convertible notes, an implied yield was calculated such that the probability weighted value of the convertible note was equal to the principal investment amount. The average implied yield of previously issued convertible notes is carried forward and used as the primary discount rate for subsequent valuation dates.
We determined the fair value of the convertible notes based on the proceeds received for the convertible notes; the terms of the convertible notes, including the rate at which the notes convert into the Qualified Financing securities; the probability and timing of a qualified equity financing; and the fair value of the underlying convertible preferred shares. Estimates and assumptions impacting the fair value measurement include the probability of a qualified equity financing as defined in the convertible notes’ agreement, the expected timing of such event, and the then fair value of our convertible preferred shares. We estimated the probability and timing of the qualified equity financing based on our assumptions and knowledge of specified events at issuance and as of each reporting date.
On April 17, 2020, the Company closed a Series B funding round to secure an additional $80.0 million of funding, including the conversion of the $18.4 million (£15.0 million) convertible loan notes issued in 2019 through the issuance of new B convertible preference shares (See Note 8). At December 31, 2021, the Company did not hold any convertible notes.
Leases
Effective January 1, 2021, the Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If an arrangement is determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease.
When determining the expected accounting lease term, the Company includes the noncancellable lease term, together with periods covered by (i) an option to extend the lease if the Company is reasonably certain to exercise such option, (ii) an option to terminate the lease if the Company is reasonably certain not to exercise such option and (iii) an option to extend or not terminate the lease where the exercise of such option is controlled by the lessor. The Company has elected the short-term lease exemption, which allows the Company to not recognize lease liabilities and right-of-use assets arising from lease arrangements with lease terms of twelve months or less. For each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability.
A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the Company’s obligation to make lease payments under the arrangement. The Company measures its lease liabilities at lease commencement as the present value of the future lease payments in the contract using the rate implicit in the contract, when available. As an implicit rate has not historically been readily determinable, the Company uses an incremental borrowing rate measured as the rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency over a period consistent with the lease term at the commencement date. The Company measures its right-of-use assets as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor.
Components of a lease are split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) are allocated, based on the respective relative fair values, to the lease components and non-lease components. The Company has elected to account for lease and associated non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.
The Company remeasures right-of-use assets and lease liabilities when a lease is modified, and the modification is not accounted for as a separate contract. A modification is accounted for as a separate contract if the modification grants the Company an additional right of use not included in the original lease arrangement and the increase in lease payments is commensurate with the additional right of use. The Company assesses its right-of-use assets for impairment in a manner consistent with its assessment for long-lived assets held and used in operations.
The Company’s operating leases are presented in the consolidated balance sheets as operating lease right-of-use assets, classified as non-current assets, and operating lease liabilities, classified as current and non-current liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.
Emerging Growth Company Status
On April 5, 2012, the JOBS Act was enacted. The JOBS Act provides that, among other things, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. As an emerging growth company, we elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements were not comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We were able to take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and, as a result, we no longer qualified for “emerging growth company” status on December 31, 2021.
As of January 1, 2022, we are no longer able to rely on certain of the exemptions and reduced reporting requirements provided by the JOBS Act. After December 31, 2021, as a large accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include: (i) compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting; (ii) compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; (iii) full disclosure obligations regarding executive compensation; and (iv) compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we are no longer able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, which are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations. We maintain significant amounts of cash and cash equivalents that are in excess of federally insured limits in various currencies, placed with one or more financial institutions for varying periods according to expected liquidity requirements.
Interest Rate Risk
As of December 31, 2021, we held cash and cash equivalents of $273.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying United States and UK bank interest rates. Our surplus cash has been invested in interest-bearing savings and money market accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
Foreign Currency Exchange Risk

We currently maintain the consolidated financial statements of COMPASS Pathways plc in pounds sterling, but for financial reporting purposes our consolidated financial statements have been presented in U.S. dollars, the reporting currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other income (expense), net in the consolidated statements of comprehensive loss. The financial statements of entities are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, expenses are translated at the average exchange rates for the relevant period and shareholders’ equity (deficit) is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive loss, a component of shareholders’ equity (deficit). For the year ended December 31, 2021, $2.0 million of unrealized gains on foreign currency translation was included in other comprehensive loss compared to an unrealized loss of $11.7 million for the year ended December 31, 2020.
We do not currently engage in synthetic currency hedging activities in order to reduce our currency exposure, but we maintain a spread of deposits in U.S. dollars, pounds sterling and euros to broadly reflect our expected expenditures in those currencies over time, to provide a natural hedge against the impact of foreign exchange rate movements, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are appended at the end of this Annual Report, starting at page F-1, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) . Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
ITEM 9B. OTHER INFORMATION
The following summary contains a description of material U.S. federal income tax and UK tax consequences of the acquisition, ownership and disposition of our ordinary shares or ADSs. This summary should not be considered a comprehensive description of all the tax considerations that may be relevant to beneficial owners of ADSs.
U.S. Federal Income Tax Considerations for U.S. holders
The following is a description of the material U.S. federal income tax consequences to the U.S. Holders described below of owning and disposing of our ordinary shares or ADSs. It is not a comprehensive description of all tax considerations that may be relevant to a particular person’s decision to acquire securities. This discussion applies only to a U.S. Holder holds our ordinary shares or ADSs as a capital asset for tax purposes (generally, property held for investment). In addition, it does not describe all of the tax consequences that may be relevant in light of a U.S. Holder’s particular circumstances, including state and local tax consequences, estate tax consequences, alternative minimum tax consequences, the special tax accounting rules under Section 451(b) of the Code, the potential application of the Medicare contribution tax, and tax consequences applicable to U.S. Holders subject to special rules, such as:
•banks, insurance companies, and certain other financial institutions;
•U.S. expatriates and certain former citizens or long-term residents of the United States;
•dealers or traders in securities who use a mark-to-market method of tax accounting;
•persons holding ordinary shares or ADSs as part of a hedging transaction, “straddle,” wash sale, conversion transaction or integrated transaction or persons entering into a constructive sale with respect to ordinary shares or ADSs;
•persons whose “functional currency” for U.S. federal income tax purposes is not the U.S. dollar;
•brokers, dealers or traders in securities, commodities or currencies;
•tax-exempt entities or government organizations;
•S corporations, partnerships, or other entities or arrangements classified as partnerships for U.S. federal income tax purposes;
•regulated investment companies or real estate investment trusts;
•persons that own or are deemed to own 10% or more of the voting power or value of our ordinary shares or ADSs;
•persons who acquired our ordinary shares or ADSs pursuant to the exercise of any employee share option or otherwise as compensation;
•persons holding our ordinary shares or ADSs in connection with a trade or business, permanent establishment, or fixed base outside the United States; and
•persons who own (directly or through attribution) 10% or more (by vote or value) of our outstanding ordinary shares.
If an entity that is classified as a partnership for U.S. federal income tax purposes holds ordinary shares or ADSs, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partnerships holding ordinary shares or ADSs and partners in such partnerships are encouraged to consult their tax advisers as to the particular U.S. federal income tax consequences of holding and disposing of ordinary shares or ADSs.
The discussion is based on the Internal Revenue Code of 1986, as amended, or the Code, administrative pronouncements, judicial decisions, final, temporary and proposed Treasury Regulations, and the income tax treaty between the UK and the United States, all as of the date of this Annual Report, changes to any of which may affect the tax consequences described herein—possibly with retroactive effect.
A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of ordinary shares or ADSs and is:
•An individual who is a citizen or individual resident of the United States;
•a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia;
•an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election to be treated as a U.S. person under applicable U.S. Treasury Regulations.
Generally, a U.S. Holder of an ADS should be treated for U.S. federal income tax purposes as holding the ordinary shares represented by our ADS. Accordingly, no gain or loss will be recognized upon an exchange of ADSs for ordinary shares. The U.S. Treasury has expressed concerns that intermediaries in the chain of ownership between the holder of an ADS and the issuer of the security underlying our ADS may be taking actions that are inconsistent with the beneficial ownership of the underlying security. Accordingly the creditability of foreign taxes, if any, as described below, could be affected by actions taken by intermediaries in the chain of ownership between the holders of ADSs and our company if as a result of such actions the holders of ADSs are not properly treated as beneficial owners of the underlying ordinary shares. These actions would also be inconsistent with the claiming of the reduced tax rate, described below, applicable to dividends received by certain non-corporate holders.
PERSONS CONSIDERING AN INVESTMENT IN ORDINARY SHARES OR ADSs SHOULD CONSULT THEIR TAX ADVISORS AS TO THE PARTICULAR TAX CONSEQUENCES APPLICABLE TO THEM RELATING TO THE ACQUISITION, OWNERSHIP AND DISPOSITION OF THE ORDINARY SHARES OR ADSs, INCLUDING THE APPLICABILITY OF U.S. FEDERAL, STATE AND LOCAL TAX LAWS.
Passive Foreign Investment Company Rules
If we are classified as a passive foreign investment company, or PFIC, in any taxable year, a U.S. Holder will be subject to special rules generally intended to reduce or eliminate any benefits from the deferral of U.S. federal income tax that a U.S. Holder could derive from investing in a non-U.S. company that does not distribute all of its earnings on a current basis.
A non-U.S. corporation will be classified as a PFIC for any taxable year in which, after applying certain look-through rules, either:
•at least 75% of its gross income is passive income (such as interest income); or
•at least 50% of its gross assets (determined on the basis of a quarterly average) is attributable to assets that produce passive income or are held for the production of passive income.
Based on the current and expected composition of our income and assets and the value of our assets, we believe that we were not a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2020 or our taxable year ended December 31, 2021. However, no assurances regarding our PFIC status can be provided for any past, the 2021 taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. If we are treated as a non-publicly traded CFC for the year being tested for purposes of the PFIC rules, the value of our assets will be measured by the adjusted tax basis of our assets. If we are a publicly traded CFC or not a CFC for such year, the value of our assets generally will be determined by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.
If we are classified as a PFIC in any year with respect to which a U.S. Holder owns the ordinary shares or ADSs, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the ordinary shares or ADSs, regardless of whether we continue to meet the tests described above unless (i) we cease to be a PFIC and the U.S. Holder has made a “deemed sale” election under the PFIC rules, or (ii) the U.S. Holder makes a Qualified Electing Fund Election, or QEF Election, with respect to all taxable years during such U.S. Holders holding period in which we are a PFIC. If the “deemed sale” election is made, a U.S. Holder will be deemed to have sold the ordinary shares or ADSs the U.S. Holder holds at their fair market value and any gain from such deemed sale would be subject to the rules described below. After the deemed sale election, so long as we do not become a PFIC in a subsequent taxable year, the U.S. Holder’s ordinary shares or ADSs with respect to which such election was made will not be treated as shares in a PFIC and the U.S. Holder will not be subject to the rules described below with respect to any “excess distribution” the U.S. Holder receives from us or any gain from an actual sale or other disposition of the ordinary shares or ADSs. U.S. Holders should consult their tax advisors as to the possibility and consequences of making a deemed sale election if we cease to be a PFIC and such election becomes available.
For each taxable year we are treated as a PFIC with respect to U.S. Holders, U.S. Holders will be subject to special tax rules with respect to any “excess distribution” such U.S. Holder receives and any gain such U.S. Holder recognizes from a sale or other disposition (including, under certain circumstances, a pledge) of ordinary shares or ADSs, unless (i) such U.S. Holder makes a QEF Election or (ii) our ordinary shares or ADSs constitute “marketable” securities, and such U.S. Holder makes a mark-to-market election as discussed below. Distributions a U.S. Holder receives in a taxable year that are greater than 125% of the average annual distributions a U.S. Holder received during the shorter of the three preceding taxable years or the U.S. Holder’s holding period for the ordinary shares or ADSs will be treated as an excess distribution. Under these special tax rules:
•the excess distribution or gain will be allocated ratably over a U.S. Holder’s holding period for the ordinary shares or ADSs;
•the amount allocated to the taxable year of disposition or distribution, and any taxable year prior to the first taxable year in which we became a PFIC, will be treated as ordinary income; and
•the amount allocated to each other year will be subject to the highest tax rate in effect for that year for individuals or corporations, as appropriate, and the interest charge generally applicable to underpayments of tax will be imposed on the resulting tax attributable to each such year.
The tax liability for amounts allocated to years prior to the year of disposition or “excess distribution” cannot be offset by any net operating losses for such years, and gains (but not losses) realized on the sale of the ordinary shares or ADSs cannot be treated as capital, even if a U.S. Holder holds the ordinary shares or ADSs as capital assets.
If we are a PFIC, a U.S. Holder will generally be subject to similar rules with respect to distributions we receive from, and our dispositions of the stock of, any of our direct or indirect subsidiaries that also are PFICs, as if such distributions were indirectly received by, and/or dispositions were indirectly carried out by, such U.S. Holder. U.S. Holders should consult their tax advisors regarding the application of the PFIC rules to our subsidiaries.
U.S. Holders can avoid the interest charge on excess distributions or gain relating to the ordinary shares or ADSs by making a mark-to-market election with respect to the ordinary shares or ADSs, provided that the ordinary shares or ADSs are “marketable.” Ordinary shares or ADSs will be marketable if they are “regularly traded” on certain U.S. stock exchanges or on a foreign stock exchange that meets certain conditions. For these purposes, the ordinary shares or ADSs will be considered regularly traded during any calendar year during which they are traded, other than in de minimis quantities, on at least 15 days during each calendar quarter. Any trades that have as their principal purpose meeting this requirement will be disregarded. Our ADSs have been listed on Nasdaq, which is a qualified exchange for these purposes. Consequently, if our ADSs remain listed on Nasdaq and are regularly traded, and you are a holder of ADSs, we expect the mark-to-market election would be available to you if we are a PFIC. Each U.S. Holder should consult its tax advisor as to the whether a mark-to-market election is available or advisable with respect to the ordinary shares or ADSs.
A U.S. Holder that makes a mark-to-market election must include in ordinary income for each year an amount equal to the excess, if any, of the fair market value of the ordinary shares or ADSs at the close of the taxable year over the U.S. Holder’s adjusted tax basis in the ordinary shares or ADSs. An electing holder may also claim an ordinary loss deduction for the excess, if any, of the U.S. Holder’s adjusted basis in the ordinary shares or ADSs over the fair market value of the ordinary shares or ADSs at the close of the taxable year, but this deduction is allowable only to the extent of any net mark-to-market gains for prior years. Gains from an actual sale or other disposition of the ordinary shares or ADSs will be treated as ordinary income, and any losses incurred on a sale or other disposition of the shares will be treated as an ordinary loss to the extent of any net mark-to-market gains for prior years. Once made, the election cannot be revoked without the consent of the Internal Revenue Service, or the IRS, unless the ordinary shares or ADSs cease to be marketable.
However, a mark-to-market election generally cannot be made for equity interests in any lower-tier PFICs that we own, unless shares of such lower-tier PFIC are themselves “marketable.” As a result, even if a U.S. Holder validly makes a mark-to-market election with respect to our ordinary shares or ADSs, the U.S. Holder may continue to be subject to the PFIC rules (described above) with respect to its indirect interest in any of our investments that are treated as an equity interest in a PFIC for U.S. federal income tax purposes. U.S. Holders should consult their tax advisors to determine whether any of these elections would be available and if so, what the consequences of the alternative treatments would be in their particular circumstances.
We do not intend to provide information necessary for U.S. holders to make QEF elections which, if available, would result in tax treatment different from the general tax treatment for PFICs described above.
Unless otherwise provided by the U.S. Treasury, each U.S. shareholder of a PFIC is required to file an annual report containing such information as the U.S. Treasury may require. A U.S. Holder’s failure to file the annual report will cause the statute of limitations for such U.S. Holder’s U.S. federal income tax return to remain open with regard to the items required to be included in such report until three years after the U.S. Holder files the annual report, and, unless such failure is due to reasonable cause and not willful neglect, the statute of limitations for the U.S. Holder’s entire U.S. federal income tax return will remain open during such period. U.S. Holders should consult their tax advisors regarding the requirements of filing such information returns under these rules.
WE STRONGLY URGE YOU TO CONSULT YOUR TAX ADVISOR REGARDING THE APPLICATION OF THE PFIC RULES TO YOUR INVESTMENT IN THE ORDINARY SHARES OR ADSs.
Taxation of Distributions
Subject to the discussion above under “Passive Foreign Investment Company Rules,” distributions paid on ordinary shares or ADSs, other than certain pro rata distributions of ordinary shares or ADSs, will generally be treated as dividends to the extent paid out of our current or accumulated earnings and profits (as determined under U.S. federal income tax principles). Because we may not calculate our earnings and profits under U.S. federal income tax principles, we expect that distributions generally will be reported to U.S. Holders as dividends. Subject to applicable limitations and the discussions above regarding concerns expressed by the U.S. Treasury, dividends paid to certain non-corporate U.S. Holders may be taxable at preferential rates applicable to “qualified dividend income” if we are a “qualified foreign corporation” and certain other requirements are met. However, the qualified dividend income treatment will not apply if we are treated as a PFIC with respect to the U.S. Holder. The amount of the dividend will be treated as foreign-source dividend income to U.S. Holders and will not be eligible for the dividends-received deduction generally available to U.S. corporations under the Code. Dividends will generally be included in a U.S. Holder’s income on the date of the U.S. Holder’s receipt of the dividend. The amount of any dividend income paid in foreign currency will be the U.S. dollar amount calculated by reference to the exchange rate in effect on the date of actual or constructive receipt, regardless of whether the payment is in fact converted into U.S. dollars. If the dividend is converted into U.S. dollars on the date of receipt, a U.S. Holder should not be required to recognize foreign currency gain or loss in respect of the dividend income. A U.S. Holder may have foreign currency gain or loss if the dividend is converted into U.S. dollars after the date of receipt. Such gain or loss would generally be treated as U.S.-source ordinary income or loss. The amount of any distribution of property other than cash (and other than certain pro rata distributions of ordinary shares or ADSs or rights to acquire ordinary shares or ADSs) will be the fair market value of such property on the date of distribution.
For foreign tax credit limitation purposes, our dividends will generally be treated as passive category income. Because no UK income taxes will be withheld from dividends on ordinary shares or ADSs, there will be no creditable foreign taxes associated with any dividends that a U.S. Holder will receive. The rules governing foreign tax credits are complex and U.S. Holders should therefore consult their tax advisers regarding the effect of the receipt of dividends for foreign tax credit limitation purposes.
Sale or Other Taxable Disposition of Ordinary Shares and ADSs
Subject to the discussion above under “Passive Foreign Investment Company Rules,” gain or loss realized on the sale or other taxable disposition of ordinary shares or ADSs will be capital gain or loss, and will be long-term capital gain or loss if the U.S. Holder held the ordinary shares or ADSs for more than one year at the time of sale or other taxable disposition. The amount of the gain or loss will equal the difference between the U.S. Holder’s tax basis in the ordinary shares or ADSs disposed of and the amount realized on the disposition, in each case as determined in U.S. dollars. This gain or loss will generally be U.S.-source gain or loss for foreign tax credit purposes. Subject to the PFIC rules described above, long-term capital gains recognized by certain non-corporate U.S. Holders (including individuals) will be, under current law, subject to reduced rates of U.S. federal income tax. The deductibility of capital losses is subject to limitations.
If the consideration received by a U.S. Holder is not paid in U.S. dollars, the amount realized will be the U.S. dollar value of the payment received determined by reference to the spot rate of exchange on the date of the sale or other disposition. However, if the ordinary shares or ADSs are treated as traded on an “established securities market” and you are either a cash basis taxpayer or an accrual basis taxpayer that has made a special election (which must be applied consistently from year to year and cannot be changed without the consent of the IRS), you will determine the U.S. dollar value of the amount realized in a non-U.S. dollar currency by translating the amount received at the spot rate of exchange on the settlement date of the sale. If you are an accrual basis taxpayer that is not eligible to or does not elect to determine the amount realized using the spot rate on the settlement date, you will recognize foreign currency gain or loss to the extent of any difference between the U.S. dollar amount realized on the date of sale or disposition and the U.S. dollar value of the currency received at the spot rate on the settlement date.
Information Reporting and Backup Withholding
Payments of dividends and sales proceeds that are made within the United States or through certain U.S.-related financial intermediaries generally are subject to information reporting, and may be subject to backup withholding, unless (i) the U.S. Holder is a corporation or other exempt recipient or (ii) in the case of backup withholding, the U.S. Holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding on a duly executed IRS Form W-9 or otherwise establishes an exemption.
The amount of any backup withholding from a payment to a U.S. Holder may be allowed as a credit against the U.S. Holder’s U.S. federal income tax liability and may entitle the U.S. Holder to a refund, provided that the required information is timely furnished to the IRS.
Information with Respect to Foreign Financial Assets
Certain U.S. Holders who are individuals (and, under regulations, certain entities) may be required to report information relating to the ordinary shares or ADSs, subject to certain exceptions (including an exception for ordinary shares or ADSs held in accounts maintained by certain U.S. financial institutions), by filing IRS Form 8938 (Statement of Specified Foreign Financial Assets) with their federal income tax return. Such U.S. Holders who fail to timely furnish the required information may be subject to a penalty. Additionally, if a U.S. Holder does not file the required information, the statute of limitations with respect to tax returns of the U.S. Holder to which the information relates may not close until three years after such information is filed. U.S. Holders should consult their tax advisers regarding their reporting obligations with respect to their ownership and disposition of the ordinary shares or ADSs.
UK Taxation

The following is intended as a general guide to current UK tax law and HM Revenue & Customs, or HMRC, published practice (which is not binding) applying as at the date of this Annual Report (both of which are subject to change at any time, possibly with retrospective effect) relating to the holding of ADSs. It does not constitute legal or tax advice and does not purport to be a complete analysis of all UK tax considerations relating to the holding of ADSs, or all of the circumstances in which holders of ADSs may benefit from an exemption or relief from UK taxation. It is written on the basis that we do not (and will not) directly or indirectly derive 75% or more of its qualifying asset value from UK land, and that we are and will remain solely resident in the UK for tax purposes and will therefore be subject to the UK tax regime and not the U.S. tax regime save as set out above under “—U.S. Federal Income Tax Considerations for U.S. Holders.”

Except to the extent that the position of non-UK resident persons is expressly referred to, this guide relates only to persons who are resident (and in the case of individuals, domiciled or deemed domiciled) for tax purposes solely in the UK and do not have a permanent establishment, branch or agency (or equivalent) in any other jurisdiction with which the holding of our ADSs is connected, or UK Holders, who are absolute beneficial owners of our ADSs (and do not hold our ADSs through an Individual Savings Account or a Self-Invested Personal Pension).

This guide may not relate to certain classes of UK Holders, such as (but not limited to):

•persons who are connected with us;

•financial institutions;

•insurance companies;

•charities or tax-exempt organizations;

•collective investment schemes;

•pension schemes;

•market makers, intermediaries, brokers or dealers in securities or persons who hold ADSs otherwise than as an investment;

•persons who have (or are deemed to have) acquired their ADSs by virtue of an office or employment or who are or have been our officers or employees or any of our affiliates; and

•individuals who are subject to UK taxation on a remittance basis or to whom split-year treatment applies.

The decision of the First-tier Tribunal (Tax Chamber) in HSBC Holdings PLC and The Bank of New York Mellon Corporation v HMRC (2012) cast some doubt on whether a holder of a depositary receipt is the beneficial owner of the underlying shares. However, based on published HMRC guidance we would expect that HMRC will regard a holder of ADSs as holding the beneficial interest in the underlying shares and therefore these paragraphs assume that a holder of ADSs is the beneficial owner of the underlying ordinary shares and any dividends paid in respect of the underlying ordinary shares (where the dividends are regarded for UK purposes as that person’s own income) for UK direct tax purposes.

THESE PARAGRAPHS ARE A SUMMARY OF CERTAIN UK TAX CONSIDERATIONS AND ARE INTENDED AS A GENERAL GUIDE ONLY. IT IS RECOMMENDED THAT ALL HOLDERS OF ADSs OBTAIN ADVICE AS TO THE CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSAL OF OUR ADSs IN THEIR OWN PARTICULAR CIRCUMSTANCES FROM THEIR OWN TAX ADVISORS. IN PARTICULAR, NON-UK RESIDENT OR DOMICILED PERSONS OR PERSONS SUBJECT TO TAXATION IN ANY JURISDICTION OTHER THAN THE UK ARE ADVISED TO CONSIDER THE POTENTIAL IMPACT OF ANY RELEVANT DOUBLE TAXATION AGREEMENTS.

Dividends

Withholding Tax

Dividends that we pay will not be subject to any withholding or deduction for or on account of UK tax.

Income Tax

An individual UK Holder may, depending on his or her particular circumstances, be subject to UK tax on dividends received from us. An individual holder of ADSs who is not resident for tax purposes in the UK should not be chargeable to UK income tax on dividends received from us unless he or she carries on (whether solely or in partnership) a trade, profession or vocation in the UK through a permanent establishment, branch or agency to which our ADSs are attributable. There are certain exceptions for trading in the UK through independent agents, such as some brokers and investment managers.

Dividend income is treated as the top slice of the total income chargeable to UK income tax for an individual UK Holder. An individual UK Holder who receives a dividend in the 2021/2022 tax year will be entitled to a tax-free allowance of £2,000. Income within the dividend allowance counts towards an individual’s basic or higher rate limits and may, therefore, affect the level of personal allowance to which they are entitled. Dividend income in excess of this tax-free allowance will (subject to the availability of any income tax personal allowance) be taxed at 7.5% (for the tax year 2021/2022) to the extent the excess amount falls within the basic rate band, 32.5% (for the tax year 2021/2022) to the extent the excess amount falls within the higher rate band, and 38.1% (for the tax year 2021/2022) to the extent the excess amount falls within the additional rate band. The government has announced that dividend tax rates will increase by 1.25% from April 2022. The dividend tax-free allowance of £2,000 is, however, expected to remain unaffected. The new rates (stated in the Finance Bill currently before the UK Parliament) will be: basic rate at 8.75%, higher rate at 33.75%, and additional rate at 39.35%.

Corporation Tax

A corporate holder of ADSs who is not resident for tax purposes in the UK should not be chargeable to UK corporation tax on dividends received from us unless it carries on (whether solely or in partnership) a trade in the UK through a permanent establishment to which our ADSs are attributable.

Corporate UK Holders should not be subject to UK corporation tax on any dividend received from us so long as the dividends qualify for exemption, which should be the case, although certain conditions must be met. It should be noted that the exemptions, whilst of wide application, are not comprehensive and are subject to anti-avoidance rules in relation to a dividend. If the conditions for the exemption are not satisfied, or such anti-avoidance provisions apply or such UK Holder elects for an otherwise exempt dividend to be taxable, UK corporation tax will be chargeable on the amount of any dividends (at the current rate of 19% for the tax year 2021/2022 rising to 25% in the tax year 2023/2024 for companies with profits of more than £250,000 whilst the rate of 19% will apply to companies with profits not exceeding £50,000 with a tapered rate applying to profits between £50,000 and £250,000).

Chargeable Gains

A disposal or deemed disposal of ADSs by a UK Holder may, depending on the UK Holder’s circumstances and subject to any available exemptions or reliefs (such as the annual exemption), give rise to a chargeable gain or an allowable loss for the purposes of UK capital gains tax and corporation tax on chargeable gains.

If an individual UK Holder who is subject to UK income tax at either the higher or the additional rate is liable to UK capital gains tax on the disposal of ADSs, the current applicable rate will be 20% (for the tax year 2021/2022). For an individual UK Holder who is subject to UK income tax at the basic rate and liable to UK capital gains tax on such disposal, the current applicable rate would be 10% (for the tax year 2021/2022), save to the extent that any capital gains when aggregated with the UK Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the rate currently applicable to the excess would be 20% (for the tax year 2021/2022).

If a corporate UK Holder becomes liable to UK corporation tax on the disposal (or deemed disposal) of ADSs, the main rate of UK corporation tax would apply (currently at 19% for the tax year 2021/2022 rising to 25% in the tax year 2023/2024 for companies with profits of more than £50,000 whilst the rate of 19% will apply to companies with profits not exceeding £250,000 with a tapered rate applying to profits between £50,000 and £250,000).

A holder of ADSs that is not resident for tax purposes in the UK should not normally be liable to UK capital gains tax or corporation tax on chargeable gains on a disposal (or deemed disposal) of ADSs, unless the person is carrying on (whether solely or in partnership) a trade, profession or vocation in the UK through a branch or agency (or, in the case of a corporate holder of ADSs, through a permanent establishment) to which our ADSs are attributable. However, an individual holder of ADSs who has ceased to be resident for tax purposes in the UK or is treated as resident outside the UK for the purposes of a double taxation treaty for a period of five years or less and who disposes of ADSs during that period of temporary non-residence may be liable on his or her return to the UK (or upon ceasing to be regarded as resident outside the UK for the purposes of double taxation treaty) to UK tax on any capital gain realized (subject to any available exemption or relief).

Stamp Duty and Stamp Duty Reserve Tax

The discussion below relates to the holders of our ordinary shares or ADSs wherever resident, however it should be noted that special rules may apply to certain persons such as market makers, brokers, dealers or intermediaries.

Issue of Ordinary Shares

No UK stamp duty or stamp duty reserve tax, or SDRT, is generally payable on the issue of the ordinary shares underlying our ADSs.

Transfers of Ordinary Shares

An unconditional agreement to transfer ordinary shares will normally give rise to a charge to SDRT at the rate of 0.5% of the amount or value of the consideration payable for the transfer. The purchaser of the shares is liable for the SDRT. Transfers of ordinary shares in certificated form are generally also subject to stamp duty at the rate of 0.5% of the amount or value of the consideration given for the transfer (rounded up to the next £5.00). Stamp duty is normally paid by the purchaser. The charge to SDRT will be cancelled or, if already paid, repaid (generally with interest), where a transfer instrument has been duly stamped within six years of the charge arising, (either by paying the stamp duty or by claiming an appropriate relief) or if the instrument is otherwise exempt from stamp duty.

Clearance Services and Depositary Receipts

Under current UK tax law and published HMRC practice, no SDRT (and, where the transfer is effected by a written instrument, stamp duty) is generally payable where an issue or transfer of ordinary shares (including an unconditional agreement to transfer ordinary shares to a clearance service or a depositary receipt system (including to a nominee or agent for, a person whose business is or includes the issue of depositary receipts or the provision of clearance services)) is an integral part of an issue of share capital unless the clearance service has made and maintained an election under section 97A of the UK Finance Act 1986, or a section 97A election. It is understood that HMRC regards the facilities of DTC as a clearance service for these purposes and we are not aware of any section 97A election having been made by the DTC.

Issue of ADSs

No UK stamp duty or SDRT is payable on the issue of ADSs in the Company.

If arising, any stamp duty or SDRT payable on a transfer of ordinary shares to a depositary receipt system or clearance service will in practice generally be paid by the transferors or participants in the clearance service or depositary receipt system.

Transfers of ADSs

No UK SDRT should be required to be paid in respect of a paperless transfer of ADSs through the facilities of DTC, provided that no section 97A election has been made by DTC, and such ADSs are held through DTC at the time of any agreement for their transfer.

No UK stamp duty will in practice be payable on a written instrument transferring an ADS provided that the instrument of transfer is executed and remains at all times outside the United Kingdom. Where these conditions are not met, the transfer of, or agreement to transfer, an ADS could, depending on the circumstances, attract a charge to UK stamp duty at the rate of 0.5% of the amount or value of the consideration. If it is necessary to pay stamp duty, it may also be necessary to pay interest and penalties.

Issue or Transfers of ADRs

No UK stamp duty or SDRT should be required to be paid on the issue or transfer of (including an agreement to transfer) ADRs in the Company.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the Investor Relations section of our website at ir.compasspathways.com. Our website is not incorporated by reference in this filing. We will disclose any amendments to our code of business conduct and ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website or in filings under the Exchange Act as required by applicable law or the listing standards of the Nasdaq Stock Market.
The remaining information called for by this item, including information about our Directors, Executive Officers and Audit Committee, will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Listing of Documents
1.Financial Statements
The following financial statements are submitted in a separate section beginning on page F-1 of this Annual Report, as follows:

2.Financial Statement Schedules
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits
The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
10.1#	Investment and shareholders’ agreement by and between COMPASS Rx Limited and the shareholders named therein, dated April 17, 2020 and amended and restated on August 7, 2020.	Form F-1	333-248484	10.1	8/28/2020
10.2#	Lease Agreement by and between Fora Space Limited and the Company, dated July 9, 2021	Form 6-K	001-39522	10.1	8/11/2021
10.3#	Employment Agreement with George Goldsmith.	Form 20-F	001-39522	10.2	3/9/2021
10.4#	Employment Agreement with Piers Morgan	Form 20-F	001-39522	10.3	3/9/2021
10.5#	Employment Agreement with Lars Wilde.	Form 20-F	001-39522	10.4	3/9/2021

10.6#	Amendment to Lars Wilde employment agreement	Form 20-F	001-39522	10.5	3/9/2021
10.7#	Employment Agreement with Nate Poulsen.	Form 20-F	001-39522	10.6	3/9/2021
10.8#	Confidentiality Agreement with Nate Poulsen	Form 20-F	001-39522	10.7	3/9/2021
10.9#	Employment Agreement with Ekaterina Malievskaia.	Form 20-F	001-39522	10.7	3/9/2021
10.10#	The Chief Financial Officer’s Settlement Agreement dated July 29, 2021 with the Company	Form 6-K	001-39522	10.1	11/9/2021
10.11#	The General Counsel and Chief Legal Officer’s Settlement Agreement dated September 29, 2021 with the Company	Form 6-K	001-39522	10.2	11/9/2021
10.12#	The President, Chief Business Officer and Co-founder’s Part-Time Agreement with the Company	Form 6-K	001-39522	10.3	11/9/2021
10.13	2020 Employee Share Option and Incentive Plan with Non-Employee Sub-Plan and U.S. Sub-Plan, as amended.	Form F-1/A	333-248484	10.2	9/14/2020
10.14	2020 Employee Share Purchase Plan	Form F-1/A	333-248484	10.3	9/14/2020
10.15#	Licence Agreement by and between The Office Group and COMPASS Pathways Limited dated October 31 2019.	Form F-1/A	333-248484	10.4	9/14/2020
10.16#	Services Agreement by and between BioInnovation Labs LLC and COMPASS Pathways, Inc., dated May 30, 2019, as amended by Amendment No. 1 to Services Agreement, dated April 22, 2020, and as supplemented by Services Agreement, dated June 26, 2020.	Form F-1/A	333-248484	10.5	9/14/2020
10.17	Form of Deed of Indemnity between COMPASS Pathways plc and each of its Directors and Officers.	Form F-1/A	333-248484	10.6	9/14/2020
10.18*#	Employment Agreement with Michael Falvey	Form 6-K	001-39522	10.1	12/7/2021
10.19	Restricted share unit award agreement for company employees under the COMPASS Pathways plc 2020 Share option and incentive plan	Form 8-K	001-39522	10.1	2/4/2022
10.20*#	Employment Agreement with Matthew Owens
10.21	Services Agreement by and between BioInnovation Labs LLC and COMPASS Pathways Inc dated January 31, 2022
10.22	Service Agreement by and between Movassate Family Trust and COMPASS Pathways Inc dated August 3, 2021
21.1	Subsidiaries of COMPASS Pathways plc.	Form F-1	333-248484	21.1	8/28/2020
23.1*	Consent of PricewaterhouesCoopers LLP, an Independent Registered Public Accounting Firm
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer
101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_________________
#    Indicates a management contract or any compensatory plan, contract or arrangement.
*    Filed herewith
**     The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO THE FINANCIAL STATEMENTS
Consolidated Financial Statements of COMPASS Pathways Plc
F-1

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of COMPASS Pathways plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of COMPASS Pathways plc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred shares and shareholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures
F-2

that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Benefit from Research and Development Tax Credit
As described in Note 2 to the consolidated financial statements, the Company carries out research and development activities and benefits from the UK research and development (“R&D”) tax credit regime under the scheme for small and medium-sized enterprises. For the year ended December 31, 2021, the Company recognized $9.6 million in benefit from R&D tax credits. As disclosed by management, they evaluate the tax credit programs the Company is expected to be eligible for and recognize a benefit from the R&D tax credit for the portion of the expense that management expects to qualify under the program and has reasonable assurance that the amount will ultimately be realized. Management assesses its research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the tax credit program and whether the claim will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government. Management makes judgements to estimate the qualifying R&D expenditures including the allocation of time spent by individual team members on R&D activities versus non-R&D activities.
The principal considerations for our determination that performing procedures relating to the benefit from research and development tax credit is a critical audit matter are (i) the significant judgement by management when determining the nature and amount of expenses that qualify under the tax credit program including estimating the allocation of time spent on R&D activities; and (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating audit evidence related to the benefit from R&D tax credit.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s process relating to accruing the benefit from R&D tax credit. These procedures also included, among others, (i) evaluating management’s assessment of the nature of the activities performed by the company and their qualification for the R&D tax credit program (ii) testing management’s process for estimating R&D costs that qualify, (iii) evaluating the reasonableness of management’s allocation of qualifying expenses including determining the amount expected to be realized based on relevant criteria outlined in the tax relief program, (iv) testing the completeness and accuracy of the data underlying the tax credit calculations, and (v) obtaining evidence of cash received in respect of the prior year’s claim to support the assessment that the benefit will ultimately be realized.

/s/PricewaterhouseCoopers LLP
Reading, United Kingdom
February 24, 2022

We have served as the Company's auditor since 2018.

COMPASS PATHWAYS PLC
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$273,243	$190,327
Restricted cash	104	29
Prepaid income tax	332	—
Prepaid expenses and other current assets	21,621	12,048
Total current assets	295,300	202,404
NON-CURRENT ASSETS:
Investment	525	529
Property and equipment, net	398	245
Operating lease right-of-use assets	3,696	—
Deferred tax assets	766	221
Other assets	213	57
Total assets	$300,898	$203,456
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,564	$2,747
Accrued expenses and other liabilities	10,308	4,148
Operating lease liabilities - current	2,235	—
Total current liabilities	15,107	6,895
NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	1,379	—
Total liabilities	16,486	6,895

Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 42,019,874 and 35,930,331 shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively	435	367
Deferred shares, £21,921.504 par value; one share authorized, issued and outstanding at December 31, 2021 and 2020	28	28
Additional paid-in capital	444,750	279,480
Accumulated other comprehensive income	8,840	14,585
Accumulated deficit	(169,641)	(97,899)
Total shareholders' equity	284,412	196,561
Total liabilities and shareholders' equity	$300,898	$203,456

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
OPERATING EXPENSES:
Research and development	$44,027	$23,366	$12,563
General and administrative	39,194	28,027	8,616
Total operating expenses	83,221	51,393	21,179
LOSS FROM OPERATIONS:	(83,221)	(51,393)	(21,179)
OTHER INCOME (EXPENSE), NET:
Other income, net	40	319	73
Foreign exchange gains (losses)	1,990	(11,702)	(81)
Fair value change of convertible notes	—	(1,041)	(670)
Fair value change of convertible notes - due to a related party	—	(730)	(469)
Benefit from R&D tax credit	9,648	4,245	2,729
Total other income (expense), net	11,678	(8,909)	1,582
Loss before income taxes	(71,543)	(60,302)	(19,597)
Income tax expense	(199)	(32)	(15)
Net loss	(71,742)	(60,334)	(19,612)
Other comprehensive income:
Foreign exchange translation adjustment	(5,745)	14,683	337
Comprehensive loss	(77,487)	(45,651)	(19,275)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.79)	$(3.55)	$(2.62)
Weighted average ordinary shares outstanding—basic and diluted	39,997,587	16,991,664	7,476,422

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)
(in thousands, except share and per share amounts)

	CONVERTIBLE		A CONVERTIBLE		B CONVERTIBLE		ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY (DEFICIT)
	PREFERRED SHARES		PREFERRED SHARES		PREFERRED SHARES		PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2018	2,650,980	$3,761	7,131,525	$35,147	—	$—	10,551,166	$111	—	$—	$3,909	$(435)	$(17,953)	$(14,368)
Issuance of ordinary shares, net of issuance costs	—	—	—	—	—	—	201,263	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,253	—	—	3,253
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	337	—	337
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,612)	(19,612)
Balance at December 31, 2019	2,650,980	3,761	7,131,525	35,147	—	—	10,752,429	111	—	—	7,162	(98)	(37,565)	(30,390)
Issuance of B convertible preferred shares, net of issuance costs	—	—	—	—	4,913,404	61,316	—	—	—	—	—	—	—	—
Conversion of notes into B convertible preferred shares	—	—	—	—	1,723,263	21,614	—	—	—	—	—	—	—	—
Exercise of share options	—	—	—	—	—	—	197,702	2	—	—	(2)	—	—	—
Exercise of share options but shares not issued	—	—	—	—	—	—	—	—	—	—	16	—	—	16
Forfeiture of ordinary shares	—	—	—	—	—	—	(63,972)	(1)	—	—	1	—	—	—
Effect of corporate reorganization including conversion of preferred shares to ordinary shares	(2,650,980)	(3,761)	(7,131,525)	(35,147)	(6,636,667)	(82,930)	16,419,172	167	1	28	121,643	—	—	121,838
Issuance of ordinary shares, net of issuance costs	—	—	—	—	—	—	8,625,000	88	—	—	132,677	—	—	132,765
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	17,983	—	—	17,983
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	14,683	—	14,683
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(60,334)	(60,334)
Balance at December 31, 2020	—	—	—	—	—	—	35,930,331	367	1	28	279,480	14,585	(97,899)	196,561
Exercise of share options	—	—	—	—	—	—	1,244,709	14	—	—	1,891	—	—	1,905
Issuance of shares due to options exercised in previous year	—	—	—	—	—	—	232,227	3	—	—	(3)	—	—	—
Issuance of ordinary shares, net of issuance costs	—	—	—	—	—	—	4,600,000	51	—	—	154,743	—	—	154,794
Vesting of restricted stock units	—	—	—	—	—	—	12,607	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	8,639	—	—	8,639
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(5,745)	—	(5,745)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(71,742)	(71,742)
Balance at December 31, 2021	—	$—	—	$—	—	$—	42,019,874	$435	1	$28	$444,750	$8,840	$(169,641)	$284,412
The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,742)	$(60,334)	$(19,612)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	175	112	63
Non-cash loss on foreign currency remeasurement	22	—	—
Change in fair value of convertible notes	—	1,771	1,139
Non-cash share-based compensation	8,639	17,983	3,253
Non-cash lease expenses	1,797	—	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(8,984)	(4,490)	(3,430)
Deferred and prepaid tax assets	(877)	(221)	—
Other assets	(160)	(57)	—
Operating lease liabilities	(1,880)	—	—
Accounts payable	(163)	1,303	580
Accrued expenses and other liabilities	5,428	2,553	194
Net cash used in operating activities	(67,745)	(41,380)	(17,813)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(334)	(131)	(165)
Purchase of investments	—	(497)	—
Net cash used in investing activities	(334)	(628)	(165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance of ordinary shares, net of issuance costs	154,794	—	—
Proceeds from exercise of options	1,852	16	—
Issuance of ADRs in initial public offering, net of issuance costs	—	132,823	—
Proceeds of issuance of preferred shares, net of issuance costs	—	61,316	—
Proceeds from issuance of convertible notes	—	—	18,434
Payments of initial public offering costs	—	—	(55)
Net cash provided by financing activities	156,646	194,155	18,379
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,576)	13,225	1,676
Net increase in cash and cash equivalents	82,991	165,372	2,077
Cash, cash equivalents and restricted cash, beginning of the year	190,356	24,984	22,907
Cash, cash equivalents and restricted cash, end of the year	$273,347	$190,356	$24,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,562	$—	$—
Proceeds from exercise of options were not received and recorded in other current assets	$53	$—	$—
Deferred issuance costs included in prepaid expenses	$856	$—	$58
Conversion of convertible notes into convertible preferred shares	$—	$21,614	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$273,243	$190,327	$24,966
Short-term restricted cash	104	29	18
Total cash, cash equivalents and restricted cash	$273,347	$190,356	$24,984

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Notes to Consolidated Financial Statements
1. Nature of Business
COMPASS Pathways plc, or the Company, is a mental health care company dedicated to accelerating patient access to evidence-based innovation in mental health. The Company is developing psilocybin therapy through late-stage clinical trials in Europe and North America for patients with treatment-resistant depression.
The Company is a public limited company incorporated in England and Wales and was originally incorporated under the name COMPASS Rx Limited before being renamed COMPASS Pathways plc as part of our corporate reorganization as more particularly described below. Prior to and in contemplation of the consummation of the Company's initial public offering, or IPO, of American Depositary Shares, or ADSs, the Company undertook a corporate reorganization. The corporate reorganization took place in several steps, all of which have been completed. The Company refers to the following steps, which are discussed in more detail below, as the “corporate reorganization”.
•Prior to the corporate reorganization, the holding company of the COMPASS group was COMPASS Pathfinder Holdings Limited.
• Pursuant to the terms of a share for share exchange completed on August 7, 2020, all of the shareholders of COMPASS Pathfinder Holdings Limited, which, until the corporate reorganization was the holding company of the COMPASS group, exchanged each of the shares held by them for 1,161 of the same class, with the same shareholder rights, of newly issued shares of COMPASS Rx Limited and, as a result, COMPASS Pathfinder Holdings Limited became a wholly owned subsidiary of COMPASS Rx Limited. This share exchange had the effect of a 1:1,161 share split. No shareholder rights or preferences changed as a result of the share for share exchange. COMPASS Pathfinder Holdings Limited is a private limited liability company incorporated under the laws of England and Wales and its primary offices are in London, United Kingdom, (U.K.). COMPASS Pathfinder Holdings Limited has one wholly-owned subsidiary, COMPASS Pathfinder Limited, whose primary office is in London, United Kingdom. COMPASS Pathfinder Limited has one wholly-owned subsidiary, COMPASS Pathways Inc. whose primary office is located in New York, United States of America.
• Pursuant to Part 17 of the Companies Act 2006, on August 19, 2020, COMPASS Rx Limited reduced its share capital by way of a reduction of the nominal value of each share in the capital of COMPASS Rx Limited from £1.00 to £0.001 in order to satisfy the net asset test requirement in section 92 of the Companies Act 2006 for the re-registration of COMPASS Rx Limited as a public limited company and to create distributable reserves in order to support future distributions activities by the Company (although we note that none are currently planned).
• COMPASS Rx Limited was re-registered as a public limited company and renamed COMPASS Pathways plc, effective on August 21, 2020. COMPASS Pathways plc is a holding company with nominal activity.
• Immediately prior to the completion of the Company’s IPO on September 22, 2020, the different classes of issued share capital of COMPASS Pathways plc were reorganized on a one-for-0.1136 basis into a single class of 27,305,331 ordinary shares by way of a reverse share split, which was retroactively restated in our consolidated financial statements. As part of this reverse share split, the nominal value of COMPASS Pathways plc’s ordinary shares changed from £0.001 per share to £0.008 per share and a single, non-voting deferred share with a nominal value of £21,921.504 in the capital of the Company was created and transferred to the Company.
• On September 22, 2020, the Company completed the IPO. In the IPO, the Company sold an aggregate of 8,625,000 ADSs representing the same number of ordinary shares, including 1,125,000 ADSs pursuant to the underwriters’ over-allotment right option to purchase additional ADSs, at a public offering price of $17.00 per ADS. Net proceeds were approximately $132.8 million, after deducting underwriting discounts and commissions and other offering expenses.
COMPASS Pathways plc is a continuation of COMPASS Pathfinder Holdings Limited and its subsidiaries, and the corporate reorganization has been accounted for as a combination of entities under common control. The corporate reorganization associated with the IPO was given retrospective effect in the prior year consolidated financial statements and such financial statements represent the financial statements of COMPASS Pathways plc. In connection with the corporate reorganization, outstanding restricted share awards and option grants of COMPASS Pathfinder Holdings Limited were exchanged for share awards and option grants of COMPASS Pathways plc with identical restrictions.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s therapeutic development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from sales.
The Company has funded its operations primarily with proceeds from the sale of its convertible preferred shares, the issuance of convertible notes, and more recently through the sale of American Depository Shares in connection with the September 2020 IPO and its $154.8 million May 2021 follow-on offering, including the underwriters’ exercise of their over-allotment option. On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of our ADSs, if any, will be made at market prices. We have not yet sold any ADSs under this at-the-market offering. The Company has incurred recurring losses since its inception, including net losses of $71.7 million and $60.3 million for the year ended December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $169.6 million. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
The Company believes the cash and cash equivalents on hand as of December 31, 2021 of $273.2 million will be sufficient to fund its operating expenses and capital expenditure requirements into 2024.
The Company continues to assess its business plans and the impact which the ongoing COVID-19 pandemic may have on its ability to advance the development and manufacturing of COMP360 as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom it relies, or to raise further financing to support the development of its investigational COMP360 psilocybin therapy. No assurances can be given that this analysis will enable the Company to avoid any future impact from the ongoing COVID-19 pandemic or the emergence of new variants, including downturns in business sentiment generally or in its sector in particular. The Company cannot currently predict the scope and severity of any future potential business shutdowns or disruptions, but if the Company or any of the third parties on whom it relies or with whom the Company conducts business were to experience additional shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and adversely impacted.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the prepayment and accrual for research and development expenses, discount rates for leases, the fair value of ordinary shares before IPO, share-based compensation, measurement of the fair value of the Company’s convertible notes and the research and development tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company does not currently have any cash equivalents.
Restricted Cash
Restricted cash as of December 31, 2021 and 2020 represents a collateral deposit for employee credit cards.
Investment
The investment does not have readily determinable fair value and it is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value up to the original cost, in circumstances where the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee.
Fair Value of Financial Instruments
Certain liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques
The Company's convertible notes issued prior to IPO were classified within Level 3 of the fair value hierarchy because their fair values were estimated by utilizing valuation models and significant unobservable inputs. The convertible notes were valued using a scenario-based discounted cash flow analysis. Two primary scenarios were considered and probability weighted to arrive at the valuation conclusion for each convertible note. The first scenario considered the value impact of conversion at the stated discount to the issue price if the Company raised over £25.0 million in an equity financing before the first anniversary of the issuance date, the Qualified Financing, otherwise Non-Qualified Financing, while the second scenario assumed the convertible notes are held to maturity. As of the issuance date of the convertible notes, an implied yield was calculated such that the probability weighted value of the convertible note was equal to the principal investment amount. The implied yield of previously issued convertible notes was carried forward and used as the primary discount rate for subsequent valuation dates. The Company estimated the fair value of the convertible notes based on a future value on projected conversion dates which were i) discounted back to the valuation date at an appropriate discount rate and ii) probability weighted to arrive at an indication of value for the convertible notes.
Fair Value Option
As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its convertible notes. In accordance with ASC 825, the Company records these convertible notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. The Company concluded that it was appropriate to apply the fair value option to the convertible notes because there are no non-contingent beneficial conversion options related to the convertible notes.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company places cash and cash equivalents in established financial institutions. The Company has no significant off-balance-

sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Estimated Useful Life
Lab equipment	5 years
Office equipment	3-5 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of useful life or remaining lease term
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss. Expenditures for repairs and maintenance are charged to expense as incurred.
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the years ended December 31, 2021 and 2020.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment; however, the Company operates in two geographic regions: the UK and the United States. The Company’s fixed assets are primarily located in the UK. The Company’s singular concentration is focused on accelerating patient access to evidence-based innovation in mental health.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, travel, and external costs of outside vendors engaged to conduct clinical development activities, clinical trials and the cost to manufacture clinical trial materials.
Research Contract Costs, Prepayments and Accruals
The Company has entered into various research and development-related contracts with research institutions and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records prepayments and accruals for estimated ongoing research costs and receives updated estimates of costs and amounts owed on a monthly basis from its third-party service providers. When evaluating the adequacy of the prepayments and accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted cost estimates from third-party service providers. Estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical prepayments and accrual estimates have not been materially different from the actual costs.
Share-Based Compensation
The Company accounts for all share-based payment awards granted to employees and non-employees as share-based compensation expense at fair value. The Company grants equity awards under its share-based compensation programs, which may include share options and restricted ordinary shares. The measurement date for employee and non-employee awards is the date of grant, and share-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. Share-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. The Company recognizes share-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.
On October 1, 2021, we launched the Share Incentive Plan (the “SIP”) and Employee Share Purchase Plan (the “ESPP”), through which employees can purchase shares at a discounted price. We estimated the fair value of stock options and shares to be issued under the SIP and ESPP using the Black-Scholes option-pricing model on the date of grant. The fair value of shares to be issued under these plans are recognized and amortized on a straight-line basis over the purchase period, which is generally six months.
There have been no performance conditions attached to the share options granted by the Company to date. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 11 for the Company’s assumptions used in connection with option grants made during the periods covered by these consolidated financial statements. Assumptions used in the option pricing model include the following:
Expected volatility. The Company lacks sufficient company-specific historical and implied volatility information for its ordinary shares. Therefore, it estimates its expected share volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price.
Expected term. The expected term of the Company’s share options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options.
Risk-free interest rate. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods that are approximately equal to the expected term of the award.
Expected dividend. Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.
Fair value of ordinary shares. Given the absence of an active market for the Company’s ordinary shares prior to the IPO, the Company and the Board, the members of which the Company believes have extensive business, finance, and venture capital experience, were required to estimate the fair value of the Company’s ordinary shares at the time of each grant of a stock-based award. The grant date fair value of restricted ordinary shares and share options were calculated based on the grant date fair value of the underlying ordinary shares. The Company calculated the fair value of the ordinary shares in accordance with the guidelines in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the “Practice Aid”. The Company’s valuations of ordinary shares were prepared using a market approach, based on precedent transactions in the shares, to estimate the Company’s total equity value using an option-pricing method, or OPM. After IPO, the fair value of ordinary shares is determined by reference to the closing price of ADSs on the Nasdaq Global Select Market on the day prior to the grant.
The OPM method derives an equity value such that the value indicated for ordinary shares is consistent with the investment price, and it provides an allocation of this equity value to each of the Company’s securities. The OPM treats the various classes of ordinary shares as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the ordinary shares have value only if the funds available for distribution to shareholders exceeded the value of the share liquidation preferences of ordinary shares with senior preferences at the time of the liquidity event. Key inputs into the OPM calculation included the risk-free rate, expected time to liquidity and volatility. A reasonable discount for lack of marketability was applied to the total equity value to arrive at an estimate of the total fair value of equity on a non-marketable basis.
Leases
Effective January 1, 2021, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, using the modified retrospective method and utilizing the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under ASC 840, Leases, or ASC 840. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. Entities may elect not to separate lease and non-lease components. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and to allocate all the contract consideration to the lease component only. All the Company’s leases are classified as operating leases.
Lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts has not been readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. As the Company does not have a rating agency-based credit rating, quotes were obtained from lenders to establish an estimated secured rate to borrow based on Company and market-based factors as of the respective lease measurement dates. The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes the non-cancelable lease term in its assessment of a lease arrangement unless there is an option to extend the lease that is reasonably certain of exercise. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
Operating lease costs are recognized on a straight-line basis over the lease term, and they are categorized within research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss. The operating lease cash flows are categorized under net cash used in operating activities in the consolidated statements of cash flows.
Foreign Currency Translation
The Company maintains its consolidated financial statements in its functional currency, which is Pound Sterling. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recorded foreign exchange gains of approximately $2.0 million and foreign exchange losses of approximately $11.7 million for the years ended December 31, 2021 and 2020, respectively. These gains and losses arise from US dollars which are held in a financial institution in one of our UK subsidiaries that has a functional currency of Pound Sterling.
For financial reporting purposes, the consolidated financial statements of the Company have been presented in the U.S. dollar, the reporting currency. The financial statements of entities are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, expenses and other income (expense), net are translated at the average exchange rates and shareholders’ equity (deficit) is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity (deficit).
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in its tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities substantively enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that deferred tax assets will be recovered in the future to the extent management believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
The Company accounts for uncertainty in income taxes in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of December 31, 2021 and 2020, the Company has not identified any uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021 and 2020 no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.
Benefit from Research and Development Tax Credit
As a company that carries out extensive research and development activities, the Company benefits from the UK research and development tax credit regime under the scheme for small or medium-sized enterprises, or SME. Under the SME regime, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditure. The Company meets the conditions of the SME regime. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects. Certain subcontracted qualifying research and development expenditures are eligible for a cash rebate of up to 21.67%. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
The Company is subject to corporate taxation in the UK. Due to the nature of the business, the Company has generated losses since inception. The benefit from research and development, or R&D, tax credits is recognized in the consolidated statements of operations and comprehensive loss as a component of other income, net, and represents the sum of the research and development tax credits recoverable in the UK.
The UK research and development tax credit is fully refundable to the Company and is not dependent on current or future taxable income. As a result, the Company has recorded the entire benefit from the UK research and development tax credit as a benefit which is included in net loss before income tax and accordingly, not reflected as part of the income tax provision. If, in the future, any UK research and development tax credits generated are needed to offset a corporate income tax liability in the UK, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within other income (expense), net.
The Company may not be able to continue to claim research and development tax credits under the SME regime in the future because it may no longer qualify as a small or medium-sized company. Further, changes to the EU State Aid cap to limit the total aid claimable in respect of a given project to €7.5 million may impact the Company's ability to claim R&D tax credits in future.
Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2021 and 2020, the component of accumulated other comprehensive loss is foreign currency translation adjustment.
Net Loss per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to ordinary shareholders by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per ordinary share after giving consideration to all potentially dilutive ordinary shares, including unvested ordinary shares, share options, convertible preferred, Series A convertible preferred shares and Series B convertible preferred shares, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential ordinary shares have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which amends changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty which should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. Early application is permitted. The Company adopted this ASU as of January 1, 2020 and it has no material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard will align the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. The new standard was effective for the Company on January 1, 2020. The Company adopted this ASU as of January 1, 2020 and an immaterial amount of implementation costs were capitalized within other assets as of December 31, 2020.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840. The FASB has issued several updates to the standard which: (i) clarify how to apply certain aspects of the new standard; (ii) provide an additional transition method for adoption of the new standard; (iii) provide a practical expedient for certain lessor accounting; and (iv) amend certain narrow aspects of the guidance. The new standard requires the identification and classification of arrangements that are or contain a lease and requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or finance lease and (ii) lease expense in its consolidated statements of operations and comprehensive loss for operating leases and amortization and interest expense in its consolidated statements of operations and comprehensive loss for financing leases. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. This guidance is effective for Emerging Growth Companies for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted.
The Company lost its Emerging Growth Company status on December 31, 2021 and has adopted Topic 842 during the year-ended December 31, 2021, with an effective adoption date of January 1, 2021. Interim periods previously issued for fiscal year 2021 were reported under the legacy leasing guidance of ASC 840. The Company has elected to adopt ASC 842 by utilizing the effective date method, which resulted in a cumulative-effect adjustment to the Company’s consolidated balance sheets at January 1, 2021 . As a result, prior periods are presented in accordance with the previous guidance in ASC 840. The Company has elected to apply the package of three expedients to all of its leases requiring (1) no reassessment of whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, (3) or the capitalization of initial direct costs for any existing leases.
Adoption of this standard resulted in the recording of operating lease right-of-use assets and current operating lease liabilities of $1.0 million, on the Company’s balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s statements of operations and comprehensive loss, statements of cash flows or accumulated deficit. Refer to Note 14 for right-of-use assets and liabilities recorded during the year ended December 31, 2021.
In December 2019, the Financial Accounting Standard Board, or the FASB, issued Accounting Standard Update, or ASU, 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” or ASU 740, which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods thereafter; however, early adoption is permitted. The Company adopted this ASU as of January 1, 2021 and it has had no material impact on the consolidated financial statements.

3. Fair Value Measurements
There are no financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020. Management believes that the carrying amounts of the Company’s consolidated financial instruments, including accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.
The Company elected the fair value option to account for its convertible notes issued during 2019 (See Note 8). The fair value of the convertible notes was determined based on significant inputs not observable in the market, which represents a level 3 measurement within the fair value hierarchy.
The Company recorded a loss of $1.8 million and $1.1 million for changes in the fair value of the convertible notes in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019, respectively.
The following table provides a roll forward of the aggregate fair value of the Company’s convertible notes, for which fair value was determined using level 3 inputs (in thousands):

Convertible notes
Balance as of December 31, 2018	$—
Issuance of convertible notes	18,434
Change in fair value	1,139
Exchange difference	1,516
Balance as of December 31, 2019	21,089
Change in fair value	1,771
Settlement of convertible notes	(21,614)
Exchange difference	(1,246)
Balance as of December 31, 2020 and 2021	$—
4. Investment
On March 6, 2020, the Company made a strategic investment of $0.5 million to acquire an 8% (on a fully diluted basis) shareholding in Delix Therapeutics, Inc., a drug discovery and development company researching novel small molecules for use in CNS indications. The Company’s investment in Delix Therapeutics, Inc. does not provide it with significant influence over the investee. The investment does not have a readily determinable fair value and therefore will be measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This investment will be measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of December 31, 2021, no impairment loss was recognized.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
UK R&D tax credit	$9,587	$4,610
Prepaid insurance premium	3,359	3,154
Prepaid research and development	4,562	2,317
VAT recoverable	1,629	1,171
Deferred offering costs	840	—
Security deposit	274	287
Other current assets	1,370	509
	$21,621	$12,048

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	$370	$130
Office equipment	315	260
Furniture and fixtures	65	37
Leasehold improvements	6	6
	756	433
Less: accumulated depreciation	(358)	(188)
	$398	$245
Depreciation and amortization expense were $0.2 million for the year ended December 31, 2021 and $0.1 million for the years ended December 31 2020 and 2019.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development expense	$3,043	$720
Accrued professional expenses	1,386	701
Accrued compensation and benefit costs	5,018	1,687
Payroll tax payable	593	384
Income taxes payable	—	243
Other liabilities	268	413
	$10,308	$4,148
8. Convertible Notes
On August 28, 2019, the Company entered into convertible note agreements for a total additional principal amount of $18.4 million (£15.0 million). The convertible notes issued in 2019 are collectively referred to as the “2019 Convertible Notes”. The 2019 Convertible Notes bore interest at 3% per annum and were payable concurrently with repayment of the principal amount. No repayment of principal or interest was due until maturity, which occurred 12 months after issuance of the 2019 Convertible Notes. Under the agreement, the 2019 Convertible Notes automatically converted upon a Qualified Financing and Non-Qualified Financing securities upon (i) the completion of a Qualified Financing; or (ii) noteholder majority had approved a Non-Qualified Financing constituting a conversion event, at 15% discount of the per share price of the securities sold in either a Qualified Financing or Non-Qualified Financing.
On April 17, 2020, upon the Series B convertible preferred share financing, which constituted a Qualified Financing, the outstanding principal of the convertible notes of $18.4 million (£15.0 million) automatically converted into 1,723,263 Series B convertible preferred shares, and there was no outstanding balance as of December 31, 2020.
The Company elected the fair value option to account for the 2019 Convertible Notes. The Company recorded the 2019 Convertible Notes at fair value and subsequently remeasured them to fair value at each reporting date. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recognized losses in the consolidated statements of operations and comprehensive loss of $1.8 million and $1.1 million as change in fair value of the convertible notes during the years ended December 31, 2020 and 2019. There are no convertible notes outstanding in the year ended December 31, 2021.

9. Convertible Preferred Shares
Prior to the IPO, the Company had issued convertible preferred shares, Series A convertible preferred shares and Series B convertible preferred shares.
In August 2017, the Company entered into a subscription and shareholders agreement, or the 2017 Agreements, pursuant to which the Company issued an aggregate of 2,650,980 convertible preferred shares for total proceeds of approximately $3.9 million and incurred issuance costs of $0.1 million, recorded as a reduction to convertible preferred shares.
The 2017 Agreements were amended and restated in September 2018, as so amended, the Amended 2018 Agreements. Pursuant to the Amended 2018 Agreements, the Company issued 7,131,525 Series A convertible preferred shares for an aggregate purchase price of $35.4 million and incurred issuance costs of $0.3 million, recorded as a reduction to convertible preferred shares.
On April 17, 2020, the Company closed a Series B funding round to secure an additional $80.0 million of funding, including the conversion of the 2019 Convertible Notes (see Note 8), through the issuance of Series B convertible preferred shares. The Company received $61.6 million in cash proceeds upon the issuance of 4,913,404 Series B convertible preferred shares and incurred issuance costs of $0.3 million, recorded as a reduction to the convertible preferred shares. The 2019 Convertible Notes were converted into 1,723,263 Series B convertible preferred shares. The issuance price of the Series B convertible preferred shares was $1.42 per share.
Convertible preferred shares and Series A convertible preferred shares consisted of the following as of December 31, 2019 (in thousands, except for share amounts):

	Shares		Liquidation Preference	Carrying Value
	Authorized	Outstanding
Convertible preferred shares	2,650,980	2,650,980	$3,865	$3,761
Series A convertible preferred shares	7,131,525	7,131,525	35,414	35,147
	9,782,505	9,782,505	$39,279	$38,908
Upon closing of the IPO, the convertible preferred shares and Series A convertible preferred shares as of December 31, 2019, together with the Series B convertible preferred shares issued during the year ended December 31, 2020, were converted to 16,419,172 ordinary shares. The holders of the Company’s convertible preferred shares, Series A convertible preferred shares and Series B convertible preferred shares had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the convertible preferred shares, Series A convertible preferred shares and Series B convertible preferred shares were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of convertible preferred shares, Series A convertible preferred shares and Series B convertible preferred shares into ordinary shares.
10. Ordinary Shares
In August 2017, the Company issued 10,551,166 ordinary shares for services rendered to the Company at a nominal value of £0.008 per share. In connection with the issuance of convertible preferred shares in August 2017, vesting conditions were placed on the 10,551,166 shares. These shares vested as follows: 25% of the shares held by certain of the founders vested on August 17, 2017; 25% of the shares vested on August 17, 2018; and 50% of shares vested in twenty-four equal monthly installments from August 17, 2018 through August 17, 2020. The fair value of the ordinary shares issued to certain of the founders in excess of the consideration initially paid was recognized as share-based compensation over the vesting period.
In October 2019, the Company issued 102,214 and 99,049 ordinary shares to a non-employee and an employee, with the vesting period of three and four years, respectively. The employee left the Company in July 2020 and 63,972 ordinary shares were forfeited and repurchased by the Company.
On September 22, 2020, the Company closed its IPO of ADSs representing its ordinary shares and issued and sold 8,625,000 ADSs at a public offering price of $17.00 per ADS, resulting in net proceeds of approximately $132.8 million after deducting underwriting fees and offering costs. Upon the closing of the IPO, the convertible preferred shares and Series A convertible preferred shares and Series B convertible preferred shares were converted to 16,419,172 ordinary shares.

On May 4, 2021, the Company sold 4,000,000 ordinary shares in connection with its follow-on offering. On May 19, 2021, the underwriters exercised their option to purchase an additional 600,000 ordinary shares. This capital raise resulted in net proceeds of approximately $154.8 million after deducting underwriting fees and offering costs.
During the year ended December 31, 2021, the Company issued in total 1,476,936 ordinary shares to settle share options exercised by employees and non-employees, of which 232,227 ordinary shares related to options exercised in 2020, with subsequent share issuances in 2021.
During the year ended December 31, 2021, 70,482 restricted share units vested, of which, 12,607 ordinary shares were issued in settlement of the vested restricted shares units on August 13, 2021. No ordinary shares were issued for the vested restricted share units of 57,875 in May, August and November 2021.
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2021, no cash dividends had been declared or paid by the Company.
11. Share-Based Compensation
2017 Equity Incentive Plan
Under the Company’s shareholder and subscription agreements, the Company is authorized to issue restricted shares, restricted share units, as well as options, as incentives to its employees, non-employees and members of its board of directors. To the extent such incentives are in the form of share options, the options are granted pursuant to the terms of the 2017 Equity Incentive Plan, or the 2017 Plan. In July 2019, the Company’s board of directors adopted the 2017 Plan. The 2017 Plan provides for the grant of Enterprise Management Incentive, or EMI, options, to its UK employees, for the grant of options to its U.S. employees and non-employees of the Company. The 2017 Plan is administered by the board of directors.
As of December 31, 2021, the Company was authorized under the shareholder agreements to issue a total of 13,601,246 ordinary shares, including shares underlying options granted pursuant to the 2017 Plan. Forfeitures are accounted for as they occur. As of December 31, 2021, there were 514,075 shares available for issuance as incentives to the Company’s employees and directors, which includes shares underlying options that may be granted from time to time subsequent to December 31, 2021 under the terms of the 2017 Plan. 12,607 ordinary shares were issued for 70,482 restricted share units that vested during the year ended December 31, 2021.
Options granted under the 2017 Plan, typically vest over a three or four-year service period with 33.3% and 25% respectively, of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years. Restricted share units granted under the 2017 Plan, typically vest over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date. The options granted by the Company prior to April 17, 2020 contain provisions that to the extent then outstanding, they will be subject to accelerated vesting upon the occurrence of a Sale, Asset Sale or listing of the Company's ordinary shares on any stock exchange, and any such unvested options accordingly became fully vested upon a Listing (as such term is defined in the 2017 Plan). 1,015,813 options granted to the President and Chief Business officer of the Company on May 19, 2020 became fully vested on August 17, 2020, resulting in the recognition of $9.5 million in share-based compensation expense, including $2.4 million in research and development expenses and $7.1 million in general and administrative expenses.
The options granted before June 30, 2020 are subject to 100% vesting upon the date of the listing of the Company's ordinary shares on any stock exchange. The options granted on June 30, 2020 are subject to 25% vesting upon the earlier occurrence of (i) the one year anniversary of the date of grant, or (ii) the date of the listing of the Company's ordinary shares on any stock exchange. Upon completion of the IPO, 866,268 options vested due to the accelerated vesting and a total of $3.5 million was immediately recognized in share-based compensation expense, including $1.4 million in research and development expenses and $2.1 million in general and administrative expenses.
The options granted on June 30, 2020 are subject to 25% vesting upon the earlier occurrence of (i) the one year anniversary of the date of grant, or (ii) the date of the listing of the Company's ordinary shares on any stock exchange, followed by straight line vesting for three years for the remaining 75% of the allocation until vested in full.
The restricted share units granted on June 30, 2020 are subject to 25% vesting upon the earlier of (i) the one year anniversary of the date of grant, or (ii) the first day following the six-month anniversary of the listing of the Company's ordinary shares on any stock exchange on which the closing price of the shares is 20% higher than the listing price for at least five consecutive trading days. Options granted under the 2017 Plan generally expire 10 years from the date of grant.

2020 Employee Share Purchase Plan
The Company’s 2020 Employee Share Purchase Plan, or ESPP, was adopted by the Board in September 2020 and approved by shareholders in September 2020 and became effective upon the effectiveness of the Company’s Registration Statement on Form F-1 in connection with the IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 340,053 ordinary shares to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 1, 2022, by the lesser of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31 or (ii) 510,058 ordinary shares. The number of shares reserved under the ESPP is subject to change in the event of a share split, share dividend or other change in our capitalization.
On October 1, 2021, the Company launched the Share Incentive Plan (the “SIP”) and the ESPP, through which employees can purchase shares at a discounted price. At the end of six months, shares will automatically be purchased at the lower of the opening and closing price of the shares for the saving period minus a 15% discount.

2020 Share Option Plan
In September 2020, the Company’s board of directors adopted, and the Company’s shareholders approved, the 2020 Share Option Plan, or (the “2020 Plan”), which became effective upon the effectiveness of the Company’s Registration Statement on Form F-1 in connection with the IPO. The 2020 Plan allows the compensation and leadership development committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).
Options granted under the 2020 Plan generally expire 10 years from the date of grant and typically vest over a 4 year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years.
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by our compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan was 2,074,325 shares as of December 31, 2021, of which 406,737 shares remained available for future grant.
During the years ended December 31, 2021 and 2020, the Company granted options to purchase 1,043,702 and 3,405,490 ordinary shares to employees and non-employees, respectively.

Ordinary Shares
A summary of the changes in the Company’s unvested ordinary shares during the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2019	1,907,515	$0.74
Granted	—	—
Vested	(1,829,786)	0.69
Forfeited	(63,972)	0.05
Unvested and Outstanding as of December 31, 2020	13,757	2.36
Granted	—	—
Vested	(13,757)	2.36
Forfeited	—	—
Unvested and Outstanding as of December 31, 2021	—	$—
The total fair value of vested shares was less than $0.1 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.
Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the year ended December 31, 2021 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2019	—	$—
Granted	257,708	10.19
Vested	—	—
Forfeited	(40,226)	10.19
Unvested and Outstanding as of December 31, 2020	217,482	10.19
Granted	—	—
Vested	(70,482)	10.19
Forfeited	(31,860)	10.19
Unvested and Outstanding as of December 31, 2021	115,140	$10.19
As of December 31, 2021 and 2020, there was $1.2 million and $2.0 million of unrecognized compensation cost related to unvested restricted share units, which is expected to be recognized over a weighted-average period of 2.5 years and 3.2 years, respectively. The exercise price of restricted share units is at a nominal value less than £0.01 per share.
Share Options
The following table summarizes the Company’s share options activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	1,539,411	$0.82	9.58	$2,284
Granted	3,405,490	$7.17
Exercised	(429,929)	$0.05
Cancelled or forfeited	(84,632)	$9.87
Outstanding as of December 31, 2020	4,430,340	$5.61	9.22	$186,426
Granted	1,043,702	$36.11
Exercised	(1,244,709)	$1.55
Forfeited	(313,830)	$22.45
Outstanding as of December 31, 2021	3,915,503	$13.53	8.64	$51,162
Exercisable as of December 31, 2021	2,225,758	$3.13	8.24	$43,457
Unvested as of December 31, 2021	1,689,745	$26.63	9.16	$7,705
During the year ended December 31, 2020, 429,929 share options were exercised, of which 232,227 share options were exercised by certain optionees with a total exercise price of less than $0.1 million. These ordinary shares were not issued to those optionees by December 31, 2020 and the amount received by the Company was recorded in the additional paid-in capital as at that date.
The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $47.4 million and $12.8 million, respectively.
The weighted average exercise price of options granted to UK employees during the year ended December 31, 2020 was $7.17 per share. The weighted average exercise price of options granted to United States employees during the year ended December 31, 2020 was $5.17 per share. During the year ended December 31, 2021, there was no difference between the exercise price of UK employees and US employees if the options were granted on the same day.
The weighted average exercise price of options granted to UK employees during the year ended December 31, 2019 was less than $0.01 per share. The weighted average exercise price of options granted to United States employees during the year ended December 31, 2019 was $1.39 per share.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $21.35, $9.83 and $1.88 per share during the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, there was $27.4 million and $18.1 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 3.1 years and 3.5 years, respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.73 years	5.95 years	5.90 years
Expected volatility	67.36%	66.10%	63.40%
Risk-free interest rate	0.95%	0.43%	1.88%
Expected dividend yield	—%	—%	—%
Fair value of underlying ordinary shares	$35.21	$12.58	$2.16

Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	4,569	6,336	1,817
General and administrative	4,070	11,647	1,436
	$8,639	$17,983	$3,253
In December 2021, the Company amended the initial share option contract with one employee. The amendment did not result in a modification and there was no impact on the total share-based compensation expenses recorded.
12. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
United Kingdom	(72,397)	(60,522)	(19,619)
Foreign	854	220	22
Loss before provision for income taxes	(71,543)	(60,302)	(19,597)
The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 was computed at the UK statutory income tax rate. The income tax provision for the years then ended comprised (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income tax provision
United Kingdom	$—	$—	$—
Foreign	744	253	15
Total current expense:	$744	$253	$15

Deferred income tax benefit:
United Kingdom	—	—	—
Foreign	(545)	(221)	—
Total deferred income tax benefit:	(545)	(221)	—

Total provision for income taxes	$199	$32	$15

A reconciliation of income tax expense computed at the statutory UK income tax rate to income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income taxes at UK statutory rate	$(13,592)	$(11,458)	$(3,724)
Permanent differences	69	340	238
UK R&D tax credit	3,747	1,664	1,036
Change in valuation allowance	29,180	8,683	2,205
State income taxes	1	(5)	5
Deferred tax asset true-up	80	919	—
Equity Compensation	(8,302)	—	—
Change in UK Tax Rate	(10,147)	—	—
Other	(837)	(111)	255
	$199	$32	$15
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net operating loss carryforward	$35,947	$10,075	$2,936
Reserves and accruals	169	62	757
Share-based compensation	6,232	3,128	2
Total deferred tax assets	42,348	10,137	3,693
Valuation allowance	$(41,483)	$(13,000)	$(3,665)

Depreciation	(99)	(44)	(30)
Total deferred tax liabilities	(99)	3,084	(28)
Net deferred tax assets	$766	$221	$—
As of December 31, 2021, 2020 and 2019, the Company had UK net operating loss carryforwards of approximately $144.0 million, $53.0 million and $17.7 million, respectively, that can be carried forward indefinitely.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 related primarily to the increases in net operating loss and were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Valuation allowance at beginning of year	$13,000	$3,665	$1,321
Increases recorded to income tax provision	29,180	8,683	2,344
Increases recorded to CTA	—	652	—
Decreases recorded to CTA	(697)	—	—
Valuation allowance at end of year	$41,483	$13,000	$3,665
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2021, 2020 and 2019, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net UK deferred tax assets as of December 31, 2021, 2020 and 2019. The deferred tax asset recognized relates entirely to the US entity.
The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2021, 2020 and 2019.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2021, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
The Company and its subsidiaries file income tax returns in the UK and U.S. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities, if such tax attributes are utilized in a future period.
During the second quarter of 2021, the Finance Act 2021 (the Act) was enacted in the United Kingdom. The Act increases the corporate income tax rate from 19% to 25% effective April 1, 2023 and enhances the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances have been recorded and is offset by the valuation allowance maintained against the Company’s U.K. net deferred tax assets.
13. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator
Net loss	$(71,742)	$(60,334)	$(19,612)
Net loss attributable to ordinary shareholders - basic and diluted	$(71,742)	$(60,334)	$(19,612)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	39,997,587	16,991,664	7,476,422
Net loss per share - basic and diluted	$(1.79)	$(3.55)	$(2.62)
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, convertible preferred shares, Series A convertible preferred shares, Series B convertible preferred shares and options granted, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each year end, from the computation of diluted net loss per share attributable to ordinary shareholders for the years ended December 31, 2021, 2020 and 2019 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Unvested ordinary shares	—	13,757	—
Unvested restricted share units	115,140	217,482	—
Convertible preferred shares	—	—	2,650,980
Series A convertible preferred shares	—	—	7,131,525
Vested restricted share units for which shares are not in issue	57,875	—	—
Share options	3,915,503	4,430,340	1,539,411
	4,088,518	4,661,579	11,321,916
14. Right of use of assets:
Eastbourne Terrace, London, UK
In November 2019, the Company entered into an operating lease located at 19 Eastbourne Terrace, London, UK. This lease commenced on January 1, 2020, and expired on December 31, 2021. Under the terms of the lease, the Company paid £780,000 per year, and paid a refundable deposit of £130,000 upon signing the agreement. Additionally, in February 2021, the Company entered into an Amendment for rental relief in January and February 2021 for a total of £32,500, due to extended periods working from home as a result of the COVID-19 pandemic.
New York, NY
In May 2019, the Company entered into a lease with BioLabs for 200 rentable square feet (“sf”) of office space at 180 Varick Street, New York, New York 10014, United States. The lease is cancellable with 30 days’ notice. This lease is accounted for as a short-term lease as the Company is not reasonably certain to extend the lease beyond twelve months and is therefore not recognized on the Company’s consolidated balance sheets.
Soho, London, UK
In July 2021, the Company entered into a two-year operating lease with Fora Space Limited commencing on September 1, 2021. The noncancellable term is 24 months and there is no option to extend the lease. The recurring residency fee per month is £136,200, and the company paid a refundable deposit of £136,200 at the execution of the agreement. Additionally, at the start of each calendar year, the monthly residency fee will be subject to an automatic inflation linked increase of the previous years’ amount.
San Francisco, CA
In August 2021, the Company entered into an operating lease commencing in August 2021 for approximately 2,526 rentable square feet located in San Francisco, California. The lease is set to expire on August 31, 2022 with no option to renew. The total monthly rent for the lease term is $10,000 per month, and the Company paid $9,000 of advanced rent upon lease execution. Additionally, the Company paid a refundable security deposit of $20,000 upon execution of the lease.
The following table summarizes our costs included in consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered into through December 31, 2021:

(in thousands)	December 31, 2021
Lease cost
Operating lease cost	$1,844
Variable lease cost	—
Short-term lease cost	86
$1,930
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,971
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,513
Weighted average remaining lease term (in years)	1.64
Weighted average discount rate	4.99%
The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2021 (in thousands):

Year Ended December 31,	Amount
2022	$2,285
2023	1,471
Total lease payments	3,756

Less: imputed interest	(142)
Total	$3,614
The Company recorded rent expense totaling $1.9 million, $1.0 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
15. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of December 31, 2021, 2020 or 2019.
Indemnification
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
In accordance with its Articles of Association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.
16. Related Party Transactions
On August 28, 2019, as part of the Company’s 2019 Convertible Notes issuance an amount of $7.6 million (£6.2 million) was issued to a shareholder and it was converted to 710,621 shares of Series B convertible preferred shares on April 17, 2020. As of December 31, 2019, the shareholder’s convertible loan note remained outstanding. Refer to Note 8 for additional information on the 2019 Convertible Notes.

The Company receives accounting and professional services from Tapestry Networks, Inc., or Tapestry, a company affiliated with a director of the Company and the Company’s Chief Executive Officer, from time to time as needed. The Company recorded accounting and professional fees of $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020 and $0.2 million for year end December 31, 2019. As of December 31, 2021 and 2020, the Company had less than $0.1 million outstanding to Tapestry.
17. Employee Benefit Plans
In the UK, the Company makes contributions to private defined contribution pension schemes on behalf of its employees. The Company paid $0.2 million, less than $0.1 million and $0.1 million in contributions for the years ended December 31, 2021, 2020 and 2019, respectively.
In the United States, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company paid $0.1 million, less than $0.1 million and nil in contributions in the years ended December 31, 2021, 2020 and 2019, respectively.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS Pathways plc

Date:	February 24, 2022	By:	/s/ George Goldsmith
George Goldsmith
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Goldsmith	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	February 24, 2022
George Goldsmith

/s/ Michael Falvey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Michael Falvey

/s/ Ekaterina Malievskaia	Chief Innovation Officer and Director	February 24, 2022
Ekaterina Malievskaia

/s/ David York Norton	Lead Director	February 24, 2022
David York Norton

/s/ Jason Camm	Director	February 24, 2022
Jason Camm

/s/ Annalisa Jenkins	Director	February 24, 2022
Annalisa Jenkins, MBBS

/s/ Thomas Lönngren	Director	February 24, 2022
Thomas Lönngren

/s/ Robert McQuade	Director	February 24, 2022
Robert McQuade

/s/ Linda McGoldrick	Director	February 24, 2022
Linda McGoldrick

/s/ Wayne Riley	Director	February 24, 2022
Wayne Riley, M.D., MPH, M.B.A.

