Form 10-Q
period 2022-03-31
COMPASS Pathways plc
filed 2022-05-10
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

The registrant had 42,511,357 shares of common stock outstanding as of May 6, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our ability to identify new indications for COMP360 beyond our current primary focuses on treatment-resistant depression, or TRD, and post-traumatic stress disorder, or PTSD;
•our ability to identify, develop or acquire digital technologies to enhance our administration of our investigational COMP360 psilocybin therapy;
•our ability to leverage our technology and drug development candidates to advance new psychedelic compounds in other areas of unmet mental health need;
•our ability to successfully establish and maintain Centres of Excellence and our ability to achieve our goals with respect to the Centre for Mental Health Research and Innovation;
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
•the effect of global financial, economic and geopolitical effects, including rising interest rates, foreign exchange fluctuations and inflation;
•the effect of the ongoing COVID-19 pandemic, including any current or future mitigation efforts and economic effects, on any of the foregoing or other aspects of our business or operations;
•whether we are classified as a controlled foreign corporation, or CFC, or a passive foreign investment company, or PFIC, under the Internal Revenue Code of 1986, as amended, for current and future periods; and
•the future trading price of the ADSs and impact of securities analysts’ reports on these prices.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events, which speak only as of the date made. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part II, Item 1A, of this 10-Q and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Except as otherwise required by the securities laws of the United States, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
•Our business is subject to economic, political, regulatory and other risks associated with international operations; and
•We previously identified and subsequently remediated material weaknesses in our internal control over financial reporting. We may identify future material weaknesses in our internal controls over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce accurate and timely financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our ADS price.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,684	$273,243
Restricted cash	104	104
Prepaid income tax	—	332
Prepaid expenses and other current assets	22,764	21,621
Total current assets	266,552	295,300
NON-CURRENT ASSETS:
Investment	508	525
Property and equipment, net	415	398
Operating lease right-of-use assets	3,056	3,696
Deferred tax assets	1,232	766
Other assets	334	213
Total assets	$272,097	$300,898
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,054	$2,564
Accrued expenses and other liabilities	7,480	10,308
Operating lease liabilities - current	2,146	2,235
Total current liabilities	11,680	15,107
NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	843	1,379
Total liabilities	12,523	16,486

Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 42,464,566 and 42,019,874 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021, respectively	440	435
Deferred shares, £21,921.504 par value; one share authorized, issued and outstanding at March 31, 2022 and December 31, 2021	28	28
Additional paid-in capital	448,271	444,750
Accumulated other comprehensive income	1,647	8,840
Accumulated deficit	(190,812)	(169,641)
Total shareholders' equity	259,574	284,412
Total liabilities and shareholders' equity	$272,097	$300,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended March 31,
	2022	2021
OPERATING EXPENSES:
Research and development	$15,362	$6,884
General and administrative	10,058	6,718
Total operating expenses	25,420	13,602
LOSS FROM OPERATIONS:	(25,420)	(13,602)
OTHER INCOME (EXPENSE), NET:
Other income	134	1
Foreign exchange gains (losses)	1,333	(643)
Benefit from R&D tax credit	2,922	1,557
Total other income, net	4,389	915
Loss before income taxes	(21,031)	(12,687)
Income tax expense	(140)	(28)
Net loss	(21,171)	(12,715)
Other comprehensive (loss) income:
Foreign exchange translation adjustment	(7,193)	1,988
Comprehensive loss	(28,364)	(10,727)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.50)	$(0.35)
Weighted average ordinary shares outstanding—basic and diluted	42,036,563	36,569,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2020	35,930,331	$367	1	$28	$279,480	$14,585	$(97,899)	$196,561
Exercise of share options	581,328	6	—	—	992	—	—	998
Issuance of shares due to options exercised in previous year	232,227	3	—	—	(3)	—	—	—
Share-based compensation expense	—	—	—	—	1,666	—	—	1,666
Unrealized gain on foreign currency translation	—	—	—	—	—	1,988	—	1,988
Net loss	—	—	—	—	—	—	(12,715)	(12,715)
Balance at March 31, 2021	36,743,886	$376	1	$28	$282,135	$16,573	$(110,614)	$188,498

Balance at December 31, 2021	42,019,874	$435	1	$28	$444,750	$8,840	$(169,641)	$284,412
Exercise of share options	376,158	4	—	—	393	—	—	397
Vesting of restricted stock units	68,534	1	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,128	—	—	3,128
Unrealized loss on foreign currency translation	—	—	—	—	—	(7,193)	—	(7,193)
Net loss	—	—	—	—	—	—	(21,171)	(21,171)
Balance at March 31, 2022	42,464,566	$440	1	$28	$448,271	$1,647	$(190,812)	$259,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,171)	$(12,715)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	54	35
Non-cash gain on foreign currency remeasurement	(219)	(171)
Non-cash share-based compensation	3,128	1,666
Non-cash lease expenses	550	269
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,386)	(2,751)
Deferred and prepaid tax assets	(135)	—
Other assets	(311)	7
Operating lease liabilities	(538)	(269)
Accounts payable	(445)	2,432
Accrued expenses and other liabilities	(2,650)	(2,281)
Net cash used in operating activities	(23,123)	(13,778)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82)	(70)
Net cash used in investing activities	(82)	(70)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	189	998
Payment of deferred offering costs	—	(40)
Net cash provided by financing activities	189	958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,543)	2,083
Net decrease in cash, cash equivalents and restricted cash	(29,559)	(10,807)
Cash, cash equivalents and restricted cash, beginning of the period	273,347	190,356
Cash, cash equivalents and restricted cash, end of the period	243,788	$179,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Proceeds from exercise of options not yet received and recorded in other current assets	$208	$—
Deferred offering costs included in prepaid expenses and other current assets	$835	$524
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,049
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$243,684	$179,520
Short-term restricted cash	104	29
Total cash, cash equivalents and restricted cash	$243,788	$179,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
COMPASS Pathways plc, or the Company, is a mental health care company dedicated to accelerating patient access to evidence-based innovation in mental health. The Company is developing psilocybin therapy through late-stage clinical trials in Europe and North America for patients with treatment-resistant depression.
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary intellectual property and technology, compliance with government regulations and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s therapeutic development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from sales.
The Company has funded its operations primarily with proceeds from the sale of its convertible preferred shares, the issuance of convertible notes, and more recently through the sale of American Depository Shares, or ADSs, in connection with the September 2020 IPO and its $154.8 million May 2021 follow-on offering. On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. The Company has not yet sold any ADSs under this at-the-market offering. The Company has incurred recurring losses since its inception, including net losses of $21.2 million and $12.7 million for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $190.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
The Company believes the cash and cash equivalents on hand as of March 31, 2022 of $243.7 million will be sufficient to fund its operating expenses and capital expenditure requirements into 2024. There can be no assurance that the Company will be able to secure debt or equity financing or generate revenue on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
The Company continues to assess its business plans and the additional impact which the ongoing COVID-19 pandemic may have on its ability to advance the development and manufacturing of COMP360 as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom it relies, or to raise further financing to support the development of its investigational COMP360 psilocybin therapy. While many health measures put in place to attempt to contain the spread of COVID-19 resurgences, including existing or future variants, if any, no assurances can be given that the Company to avoid any future impact from the ongoing COVID-19 pandemic or the emergence of new variants, including downturns in business sentiment generally or in its sector in particular, impacts on global supply chains, or other effects. The Company cannot currently predict the scope and severity of any future potential business shutdowns or disruptions, but if the Company or any of the third parties on whom it relies or with whom the Company conducts business were to experience additional shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and adversely impacted.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations and comprehensive loss and its cash flows for the three months ended March 31, 2022 and 2021.
The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future years or periods. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 24, 2022.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the prepayment and accrual for research and development expenses, discount rates for leases, the fair value of ordinary shares before IPO, share-based compensation and the research and development tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company does not currently have any cash equivalents.
Restricted Cash
Restricted cash as of March 31, 2022 and December 31, 2021 represents a collateral deposit for employee credit cards.
Investment
The investment does not have readily determinable fair value and it is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value up to the original cost, in circumstances where the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee.
Fair Value of Measurements
Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques

The carrying amounts reflected in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company places cash and cash equivalents in established financial institutions. The Company has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Estimated Useful Life
Lab equipment	5 years
Office equipment	3-5 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of useful life or remaining lease term
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the condensed consolidated statements of operations and comprehensive loss. Expenditures for repairs and maintenance are charged to expense as incurred.
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the three months ended March 31, 2022 and 2021.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment; however, the Company operates in two geographic regions: the United Kingdom, or UK, and the United States. The Company’s fixed assets are primarily located in the UK. The Company’s singular concentration is focused on accelerating patient access to evidence-based innovation in mental health.
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
Share-Based Compensation
The Company accounts for all share-based payment awards granted to employees and non-employees as share-based compensation expense at fair value. The Company grants equity awards under its share-based compensation programs, which may include share options and restricted ordinary shares. The measurement date for employee and non-employee awards is the date of grant, and share-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. Share-based compensation expense is classified in the accompanying condensed consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. The Company recognizes share-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.
On October 1, 2021, the Company launched the Share Incentive Plan, or the SIP, and Employee Share Purchase Plan, or the ESPP, through which employees can purchase shares at a discounted price. We estimated the fair value of stock options and shares to be issued under the SIP and ESPP using the Black-Scholes option-pricing model on the date of grant. The fair value of shares to be issued under these plans are recognized and amortized on a straight-line basis over the purchase period, which is generally six months.
There have been no performance conditions attached to the share options granted by the Company to date. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 9 for the Company’s assumptions used in connection with option grants made during the periods covered by these condensed consolidated financial statements. Assumptions used in the option pricing model include the following:
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
Fair value of ordinary shares. Given the absence of an active market for the Company’s ordinary shares prior to the IPO, the Company and the board of directors of the Company, the members of which the Company believes have extensive business, finance, and venture capital experience, were required to estimate the fair value of the Company’s ordinary shares at the time of each grant of a stock-based award. The grant date fair value of restricted ordinary shares and share options were calculated based on the grant date fair value of the underlying ordinary shares. The Company calculated the fair value of the ordinary shares in accordance with the guidelines in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the “Practice Aid”. The Company’s valuations of ordinary shares were prepared using a market approach, based on precedent transactions in the shares, to estimate the Company’s total equity value using an option-pricing method, or OPM. After the Company’s IPO, the fair value of ordinary shares is determined by reference to the closing price of ADSs on the Nasdaq Global Select Market on the day prior to the grant.
The OPM derives an equity value such that the value indicated for ordinary shares is consistent with the investment price, and it provides an allocation of this equity value to each of the Company’s securities. The OPM treats the various classes of ordinary shares as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the ordinary shares have value only if the funds available for distribution to shareholders exceeded the value of the share liquidation preferences of ordinary shares with senior preferences at the time of the liquidity event. Key inputs into the OPM calculation included the risk-free rate, expected time to liquidity and volatility. A reasonable discount for lack of marketability was applied to the total equity value to arrive at an estimate of the total fair value of equity on a non-marketable basis.

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
Operating lease costs are recognized on a straight-line basis over the lease term, and they are categorized within research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The operating lease cash flows are categorized under net cash used in operating activities in the condensed consolidated statements of cash flows.
Foreign Currency Translation
The Company maintains its condensed consolidated financial statements in its functional currency, which is Pound Sterling. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded foreign exchange gains of approximately $1.3 million and foreign exchange losses of approximately $0.6 million for the three months ended March 31, 2022 and 2021, respectively. These gains and losses arise from U.S. dollars which are held in a financial institution in one of our UK subsidiaries that has a functional currency of Pound Sterling.
For financial reporting purposes, the condensed consolidated financial statements of the Company have been presented in the U.S. dollar, the reporting currency. The financial statements of entities are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, expenses and other income (expense), net are translated at the average exchange rates and shareholders’ equity is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in its tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the condensed consolidated financial statements and tax basis of assets and liabilities substantively enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that deferred tax assets will be recovered in the future to the extent management believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
The Company accounts for uncertainty in income taxes in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the condensed consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of March 31, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021 no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.
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
The Company is subject to corporate taxation in the UK. Due to the nature of the business, the Company has generated losses since inception. The benefit from research and development, (“ R&D”), tax credits is recognized in the condensed consolidated statements of operations and comprehensive loss as a component of other income (expense), net, and represents the sum of the research and development tax credits recoverable in the UK.
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
The Company may not be able to continue to claim research and development tax credits under the SME regime in the future because it may no longer qualify as a small or medium-sized company. In addition, the EU State Aid cap limits the total aid claimable in respect of a given project to €7.5 million which may impact the Company's ability to claim R&D tax credits in future. Further, the U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim.
Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2022 and 2021, the component of accumulated other comprehensive loss is foreign currency translation adjustment.

Net Loss per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to ordinary shareholders by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per ordinary share after giving consideration to all potentially dilutive ordinary shares, including unvested restricted shares and outstanding options. Because the Company has reported net losses since inception, these potential ordinary shares have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standard Board, or the FASB, issued ASU No. 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840. The Company lost its Emerging Growth Company status on December 31, 2021 and adopted Topic 842 during the year-ended December 31, 2021, with an effective adoption date of January 1, 2021. Interim periods previously issued for fiscal year 2021 were reported under the legacy leasing guidance of ASC 840. The Company has elected to adopt ASC 842 by utilizing the effective date method, which resulted in a cumulative-effect adjustment to the Company’s consolidated balance sheets at January 1, 2021. The Company has elected to apply the package of three expedients to all of its leases requiring (1) no reassessment of whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, or (3) the capitalization of initial direct costs for any existing leases.
Adoption of this standard resulted in the recording of operating lease right-of-use assets and current operating lease liabilities of $1.0 million, on the Company’s balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s statements of operations and comprehensive loss, statements of cash flows or accumulated deficit. Refer to Note 11 for right-of-use assets and liabilities recorded during the period ended March 31, 2022.
In December 2019, the FASB issued Accounting Standard Update, or ASU, 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740),” or ASU 740, which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intra-period tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods thereafter; however, early adoption is permitted. The Company adopted this ASU as of January 1, 2021 and it has had no material impact on the condensed consolidated financial statements.
3. Fair Value Measurements
There are no financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. Management believes that the carrying amounts of the Company’s condensed consolidated financial instruments, including cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.
4. Investment
On March 6, 2020, the Company made a strategic investment of $0.5 million to acquire an 8% (on a fully diluted basis) shareholding in Delix Therapeutics, Inc., a drug discovery and development company researching novel small molecules for use in Central Nervous System, or CNS, indications. The Company’s investment in Delix Therapeutics, Inc. does not provide it with significant influence over the investee. The investment does not have a readily determinable fair value and therefore will be measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This investment will be measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the condensed consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of March 31, 2022, no impairment loss was recognized.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
UK R&D tax credit	$12,178	$9,587
Prepaid insurance premium	2,117	3,359
Prepaid research and development	4,618	4,562
VAT recoverable	1,424	1,629
Deferred offering costs	817	840
Security deposit	276	274
Other current assets	1,334	1,370
	$22,764	$21,621
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Lab equipment	$360	$370
Office equipment	272	315
Furniture and fixtures	63	65
Leasehold improvements	5	6
	700	756
Less: accumulated depreciation	(285)	(358)
	$415	$398
Depreciation and amortization expense were less than $0.1 million for the three months ended March 31, 2022 and 2021 respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development expense	$1,688	$3,043
Accrued professional expenses	1,761	1,386
Accrued compensation and benefit costs	2,158	5,018
Payroll tax payable	708	593
Income taxes payable	207	—
Other liabilities	958	268
	$7,480	$10,308
8. Ordinary Shares
During the three months ended March 31, 2022, the Company issued in total 376,158 ordinary shares to settle share options exercised by employees and non-employees compared to 813,555 in the three months ended March 31, 2021. Of the shares issued in the three months ended March 31, 2021, 232,227 were related to options exercised in 2020 for which shares were delivered in 2021.

During the three months ended March 31, 2022, a total of 68,534 ordinary shares were issued in settlement of restricted share units, of which 10,659 vested and were issued during the three months ended March 31, 2022 and 57,875 vested but had not been issued at December 31, 2021. No restricted share units vested or were issued in the three months ended March 31, 2021.
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through March 31, 2022, no cash dividends had been declared or paid by the Company.
9. Share-Based Compensation
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
As of March 31, 2022, the Company was authorized under the shareholder agreements to issue a total of 13,601,246 ordinary shares, including shares underlying options granted pursuant to the 2017 Plan. Forfeitures are accounted for as they occur. As of March 31, 2022, there were 533,779 shares available for issuance as incentives to the Company’s employees and directors, which includes shares underlying options that may be granted from time to time subsequent to March 31, 2022 under the terms of the 2017 Plan.
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
The options granted before June 30, 2020 were subject to 100% vesting upon the date of the listing of the Company's ordinary shares on any stock exchange. The options granted on June 30, 2020 were subject to 25% vesting upon the earlier occurrence of (i) the one year anniversary of the date of grant, or (ii) the date of the listing of the Company's ordinary shares on any stock exchange. Upon completion of the IPO, 866,268 options vested due to the accelerated vesting and a total of $3.5 million was immediately recognized in share-based compensation expense, including $1.4 million in research and development expenses and $2.1 million in general and administrative expenses.
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
2020 Employee Share Purchase Plan
The Company’s 2020 Employee Share Purchase Plan, “(the ESPP)”, was adopted by the Board in September 2020 and approved by shareholders in September 2020 and became effective upon the effectiveness of the Company’s Registration Statement on Form F-1 in connection with the IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 340,053 ordinary shares to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 1, 2022, by the lesser of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31 or (ii) 510,058 ordinary shares. The number of shares reserved under the ESPP is subject to change in the event of a share split, share dividend or other change in our capitalization.

On October 1, 2021, the Company launched the SIP and the ESPP, through which employees can purchase shares at a discounted price. At the end of six months, shares will automatically be purchased at the lower of the opening and closing price of the shares for the saving period minus a 15% discount.
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
Options granted under the 2020 Plan generally expire 10 years from the date of grant and typically vest over a 4 year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years.
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by our compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan was 3,755,119 shares as of March 31, 2022, of which 1,015,317 shares remained available for future grant.
The options granted in February 2022 under the 2020 Plan to employees generally expire 10 years from the date of grant. There are three potential vesting conditions for the February 2022 grants including: i) 25% per year over four year service period, ii) four year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years; and iii) monthly vesting over four year service period.
During the three months ended March 31, 2022 and 2021, the Company granted options to purchase 1,111,569 and 210,080 ordinary shares to employees and non-employees, respectively.
Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the three months ended March 31, 2022 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2021	115,140	$10.19
Granted	92,590	$13.56
Vested	(10,659)	$10.60
Forfeited	—	$—
Unvested and Outstanding as of March 31, 2022	197,071	$12.69
As of March 31, 2022 and March 31 2021, there was $2.3 million and $1.9 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 3.20 years and 3.10 years, respectively. The exercise price of restricted share units is at a nominal value less than £0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,915,503	$13.53	8.64	$51,162
Granted	1,111,569	$14.81
Exercised	(376,158)	$1.00
Forfeited	(91,802)	$13.40
Outstanding as of March 31, 2022	4,559,112	$14.59	8.79	$24,245
Exercisable as of March 31, 2022	1,992,397	$4.86	8.11	$20,495
Unvested as of March 31, 2022	2,566,715	$21.57	9.32	$3,750
The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $4.9 million and $26.1 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $11.38 and $26.73 per share during the three months ended March 31, 2022, and 2021, respectively.
As of March 31, 2022 and 2021, there was $35.2 million and $21.6 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 3.18 years and3.37 years, respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the three months ended March 31, 2022, and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Expected option life (years)	5.88 years	6.07 years
Expected volatility	80.20%	67.80%
Risk-free interest rate	1.65%	0.72%
Expected dividend yield	—%	—%
Fair value of underlying ordinary shares	$15.98	$44.03

Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	1,792	801
General and administrative	1,336	865
Total stock based compensation expense	$3,128	$1,666

10. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(21,171)	$(12,715)
Net loss attributable to ordinary shareholders - basic and diluted	$(21,171)	$(12,715)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	42,036,563	36,569,290
Net loss per share - basic and diluted	$(0.50)	$(0.35)
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, and options granted, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the three months ended March 31, 2022, and 2021 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Unvested ordinary shares	—	5,503
Unvested restricted share units	197,071	217,482
Share options	4,559,112	4,026,508
	4,756,183	4,249,493
11. Right of use of assets:
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
New York, NY
In May 2019, the Company entered into a lease with BioLabs for 200 rentable square feet of office space at 180 Varick Street, New York, New York 10014, United States. The lease is cancellable with 30 days’ notice. This lease is accounted for as a short-term lease as the Company is not reasonably certain to extend the lease beyond twelve months and is therefore not recognized on the Company’s condensed consolidated balance sheets.
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
Denmark Hill, London, UK
In March 2022, the Company entered into an agreement for a lease with South London and Maudsley NHS Foundation Trust for land and buildings at 5 Windsor Walk, Maudsley Hospital, Denmark Hill, London, UK. The lease is currently expected to commence on May 15, 2022 and has a contractual term of five years. The rent will be £180,000 per year, with no deposit payable, and payment dates occurring once per quarter.
The following table summarizes our costs included in our condensed consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered into through March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost
Operating lease cost	$560	$269
Variable lease cost	—	(45)
Short-term lease cost	86	86
	$646	$310
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$578	$269
Weighted average remaining lease term (in years)	0.92	0.75
Weighted average discount rate	4.67%	5.00%
The following table summarizes the future minimum lease payments due under operating leases as of March 31, 2022, which does not include the Denmark Hill lease commencing in May 2022 (in thousands):

March 31,
2022
2022	$1,658
2023	1,430
Total lease payments	$3,088

Less: imputed interest	(99)
Total	$2,989
12. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of March 31, 2022, or 2021.
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
13. Related Party Transactions
The Company receives accounting and professional services from Tapestry Networks, Inc., or Tapestry, a company affiliated with a director of the Company and the Company’s Chief Executive Officer, from time to time as needed. The Company recorded accounting and professional fees of less than $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company had less than $0.1 million outstanding to Tapestry.
14. Employee Benefit Plans
In the UK, the Company makes contributions to private defined contribution pension schemes on behalf of its employees. The Company paid less than $0.1 million in contributions for the three months ended March 31, 2022, and 2021.
In the United States, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company paid less than $0.1 million in contributions in the three months ended March 31, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes to those statements included later in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. “Risk Factors” and the section titled “Special Note Regarding Forward-Looking Statements.”
Operating Results
Overview
We are a mental health care company dedicated to accelerating patient access to evidence-based innovation in mental health. We are motivated by the need to find better ways to help and empower people suffering with mental health challenges who are not helped by existing therapies, and are pioneering the development of a new model of psilocybin therapy, in which psilocybin is administered in conjunction with psychological support. Our initial focus is on treatment-resistant depression, or TRD, a subset of major depressive disorder, or MDD, comprising patients who are inadequately served by the current treatment paradigm. Early signals from academic studies, using formulations of psilocybin not developed by us, have shown that psilocybin therapy may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. We have developed a proprietary, high-purity polymorphic crystalline formulation of psilocybin, COMP360. In 2019, we completed a Phase I clinical trial administering COMP360, along with psychological support, to 89 healthy volunteers. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase IIb studies. On November 9, 2021, we announced positive topline results from our Phase IIb clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of treatment-resistant depression. This is the largest, randomized, controlled, double-blind psilocybin therapy clinical trial ever completed. The topline results from the 233-participant trial showed a rapid and sustained response for patients receiving a single dose of COMP360 psilocybin with psychological support. The trial achieved its primary endpoint for the highest dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant reduction in depressive symptom severity after three weeks compared with the COMP360 1mg arm. We believe that COMP360 psilocybin therapy – combining COMP360 psilocybin with psychological support from specially trained therapists – could offer a new approach to depression care. We anticipate the initiation of a Phase III program in the second half of 2022.
On November 3, 2021, we announced that we will be conducting a Phase II clinical trial to assess the safety and tolerability of COMP360 psilocybin therapy in post-traumatic stress disorder (PTSD). The study expands our research pipeline in COMP360 psilocybin therapy. It is a multicenter, fixed-dose open label study and will enroll 20 participants; it will begin at The Institute of Psychiatry, Psychology & Neuroscience (IoPPN) at King’s College London.
On March 24, 2022, we announced that we formed a long-term strategic partnership with South London and Maudsley NHS Foundation Trust (SLaM) and the Institute of Psychiatry, Psychology & Neuroscience (IoPPN) at King’s College London to launch The Centre for Mental Health Research and Innovation which will work to accelerate psychedelic research and develop new models of care for mental health in the UK. The Centre will accelerate research of emerging psychedelic therapies, support therapist training and certification, evaluate real-world evidence, and prototype digital technologies to enable personalised, predictive and preventative care models.
Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes, our initial public offering, or IPO, and our Follow-On Offering of American Depositary Shares, or ADSs, representing our ordinary shares in September 2020 and May 2021, respectively. Through March 31, 2022, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million from sales of ADSs in our IPO and $154.8 million from sales of ADS’s in our Follow-On Offering. In October 2021, we entered into a Sales Agreement with Cowen and Company, LLC, under which we may issue and sell from time to time up to $150.0 million of our ADSs at market prices. We have not yet sold any ADSs under this at-the-market facility.
We have incurred significant operating losses since our inception. We incurred total net losses of $21.2 million and $12.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $190.8 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin therapy for TRD, and we expect they will continue to increase as we increase our headcount and further develop our investigational COMP360 psilocybin therapy candidate through clinical trials for TRD and studies for PTSD, potentially including expanding into additional indications, and initiate preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of March 31, 2022, we had cash and cash equivalents of $243.7 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

COVID-19
While great progress has been made in the fight against the ongoing COVID-19 pandemic and many health measures put in place to attempt to contain the spread of COVID-19 have been lifted, it remains a global challenge. In 2021, COVID-19 vaccines were broadly distributed and administered in certain countries, but the COVID-19 pandemic and its effects continue to evolve. The Company is unable to predict the future path or potential rate of global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. The exact timing and pace of the recovery is currently indeterminable as certain markets have experienced a resurgence of COVID-19 cases, and, throughout the course of the pandemic, new variants of COVID-19 have been identified and spread significantly, resulting in additional restrictions put in place by certain governments around the world.
The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage companies. For example, COVID-19 delayed enrollment in and completion of our Phase IIb clinical trial of COMP360 psilocybin therapy. There can be no assurance that we will not experience additional enrollment delays in trials or studies. The ongoing COVID-19 pandemic or other public health crises could in the future delay enrollment in and completion of our clinical trials, also interrupt our clinical trial activities, our supply chain, our employees or the employees of research sites and service providers, such as therapists, suppliers, contract research organizations, or CROs, and contract manufacturing organizations, or CMOs.
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of:
• development costs, including expenses incurred under agreements with CROs and CMOs, investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services, as well as manufacturing scale-up expenses and the cost of acquiring and manufacturing materials for preclinical studies and clinical trials and laboratory and trial site supplies and equipment;
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
We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as a prepaid expense or accrued research and development expenses.
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase over the next several years as we: (i) seek to expedite the clinical development for our investigational COMP360 psilocybin therapy for TRD; (ii) fund research for our investigational COMP360 psilocybin therapy in other neuropsychiatric indications, including PTSD; (iii) seek to develop digital technologies to complement and augment our therapies, and seek to access other novel drug candidates for development in neuropsychiatric and related indications; (iv) improve the efficiency and scalability of our third-party manufacturing processes and supply chain; and (v) build our third-party or in-house process development, analytical and related capabilities, increase personnel costs and prepare for regulatory filings related to our potential or future therapeutic candidates.
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
A change in the outcome of any of these variables with respect to the development of our investigational COMP360 psilocybin therapy in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our investigational COMP360 psilocybin therapy. For example, if the FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare products Regulatory Agency, or MHRA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to commit significant additional financial resources and time on the completion of clinical development of that therapeutic candidate.
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
We also anticipate we will continue to incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs, as well as investor and public relations expenses associated with being a public company. For example, we no longer qualify as an “emerging growth company”, or EGC, and as a result will incur additional costs, including as a result of becoming a large accelerated filer. We will reassess our status as a large accelerated filer as at June 30, 2022 and may no longer hold this status if our public float does not exceed $560.0 million on that day. We will also continue to incur further costs as a result of our loss of Foreign Private Issuer, or FPI, status and resulting transition to a domestic filer effective January 1, 2022. Additionally, if and when we believe a regulatory approval of a therapeutic candidate appears likely, we anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.
Other Income (Expense), Net
Other Income
Other income relates to interest earned on cash balances.
Foreign exchange gains (losses)
Foreign exchange gains (losses) consists of foreign exchange impacts arising from foreign currency transactions, primarily related to U.S. dollars maintained in a bank account in a Pounds Sterling functional currency entity.
Benefit from Research and Development Tax Credit
Benefit from R&D tax credit, consists of the R&D tax credit received in the UK, which is recorded within other income (expense), net. As a company that carries out extensive research and development activities, we seek to benefit from the Small and Medium Enterprise, or SME, Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive income.
Based on criteria established by Her Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being carried in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the three months ended March 31, 2022 and 2021. We expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
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

Results of Operations
Comparison For The Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Change
OPERATING EXPENSES:
Research and development	$15,362	$6,884	$8,478
General and administrative	10,058	6,718	3,340
Total operating expenses	25,420	13,602	11,818
LOSS FROM OPERATIONS	(25,420)	(13,602)	(11,818)
OTHER INCOME (EXPENSE), NET:
Other income	134	1	133
Foreign exchange gains (losses)	1,333	(643)	1,976
Benefit from R&D tax credit	2,922	1,557	1,365
Total other income (expense), net	4,389	915	3,474
Loss before income taxes	(21,031)	(12,687)	(8,344)
Income tax expense	(140)	(28)	(112)
Net loss	$(21,171)	$(12,715)	$(8,456)
Research and Development
The table below summarizes our research and development expenses incurred for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Change
Development expenses	$8,818	$3,729	$5,089
Personnel expenses	4,455	1,821	2,634
Non-cash share-based compensation expense	1,792	801	991
Other expenses	297	533	(236)
Total research and development expenses	$15,362	$6,884	$8,478
Research and development expenses increased by $8.5 million to $15.4 million for the three months ended March 31, 2022, from $6.9 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily attributable to:
•an increase of $5.1 million in external development expenses, which primarily related to increases of $3.4 million in clinical trial expenses, $0.9 million in drug development and manufacturing costs, and $0.8 million in the cost of preclinical studies to assess additional indications for our investigational COMP360 psilocybin therapy development;
•an increase of $2.6 million in personnel expenses, as a result of hiring additional personnel in our research and development departments to support the expansion of our digital activities, as well as the requirements of increased clinical activities;
•an increase of $1.0 million in non-cash share-based compensation expense due to increased staffing levels year over year, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021; and
•a decrease of $0.2 million in other expenses, which was primarily related to decreased external consulting expenses.
We expect research and development costs to continue to increase substantially in the near future, consistent with our plan to advance our investigational COMP360 psilocybin therapy through clinical development.

General and Administrative
The following table summarizes our general and administrative expenses for the three months ended March 31, 2022, and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Change
Personnel expenses	$3,483	$2,467	$1,016
Non-cash share-based compensation expense	1,336	865	471
Legal and professional fees	3,094	1,661	1,433
Facilities and other expenses	2,145	1,725	420
Total general and administrative expenses	$10,058	$6,718	$3,340
General and administrative expenses increased by $3.3 million to $10.1 million for the three months ended March 31, 2022 from $6.7 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $1.0 million in personnel expenses, primarily due to an increase in headcount related to the hiring of additional personnel in general, administrative and commercial functions to support our growth initiatives, including operating as a public company;
•an increase of $0.5 million in non-cash share-based compensation expense due to increased staffing levels year on year, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021;
•an increase of $1.4 million in legal and professional fees, primarily related to expenses associated with external consulting, public relations, patent applications and legal advice as well as continuing costs associated with operating as a public company, and other corporate activities as we continue to grow our business; and
•an increase of $0.4 million in facilities and other expenses, mainly attributable to an increase of $0.3 million associated with initiating our first Centre of Excellence in collaboration with the Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics, “Sheppard Pratt”, in addition to an increase of $0.1 million in information technology costs as a result of continued growth.
We expect these general and administrative expenses to substantially increase consistent with our plans to increase our headcount as a result of ongoing requirements as a public company, in addition to ongoing research and development growth initiatives.
Other Income (Expense), Net
Benefit from Research and Development Tax Credit
During the three months ended March 31, 2022 and 2021, we recognized an R&D tax credit from the UK as a benefit within other income (expense), net of $2.9 million and $1.6 million, respectively. The tax credit receivable increased by $1.3 million in 2022 compared to 2021 in line with increased research and development activities.
Foreign exchange gains (losses)
Foreign exchange gains (losses) increased by $2.0 million to a gain of $1.3 million for the three months ended March 31, 2022 from a loss of $0.6 million for the three months ended March 31, 2021, primarily related to gains arising from the translation of cash balances generated from the IPO proceeds and the Follow-On Offering proceeds that were maintained in U.S. dollars, which is different from the legal entity’s functional currency (Pound Sterling) giving rise to foreign currency gains. Currently, our U.S. dollar balances are held in a pound sterling functional currency legal entity and converted as required into Pound Sterling because the predominant cash outflows are Pound Sterling. As our operating model and business matures we will continually monitor and assess our legal entity structure and whether our future cash outflows continue to be reported in Pounds Sterling or in U.S. dollars, as well as the continuing impact of foreign exchange rates on our results of operations.

Other income
Other income was $0.1 million for the three months ended March 31, 2022 and less than $0.1 million for the three months ended March 31, 2021. The increase in other income primarily related to increased interest income as a result of higher interest rates on cash deposits.
Income tax expense
The income tax expense was $0.1 million for the three months ended March 31, 2022 and less than $0.1 million for the three months ended March 31, 2021. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.
Liquidity and Capital Resources
We are a clinical-stage mental health care company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes and ADSs in our IPO and our Follow-On Offering. Through March 31, 2022, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million in net proceeds from sales of ADSs through our IPO, and $154.8 million in net proceeds from our Follow-On Offering. We believe our existing cash balance of $243.7 million at March 31, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(23,123)	$(13,778)
Net cash used in investing activities	(82)	(70)
Net cash provided by financing activities	189	958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,543)	2,083
Net decrease in cash, cash equivalents and restricted cash	$(29,559)	$(10,807)
Net Cash Used in Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $23.1 million, primarily resulting from our net loss of $21.2 million plus a non-cash loss on foreign currency remeasurement of $0.2 million, offset by non-cash share-based compensation expense of $3.1 million, depreciation and amortization of $0.1 million, and non-cash lease expenses of $0.6 million. The net loss was also adjusted by $5.5 million related to changes in components of working capital, including a $1.4 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $0.3 million increase in other assets related to a rental deposit receivable in respect of our previous London office in addition to increased implementation costs, a $0.1 million increase in deferred and prepaid tax assets, a $3.1 million decrease in accounts payable and accrued expenses primarily related to payment of bonuses and accrued clinical trial costs at year end and a $0.5 million decrease in operating lease liabilities.
During the three months ended March 31, 2021, net cash used in operating activities was $13.8 million, primarily resulting from our net loss of $12.7 million offset by non-cash share-based compensation expense of $1.7 million while benefiting from a non-cash gain on foreign currency measurement of $0.2 million. The net loss was also adjusted by $2.6 million related to changes in components of working capital, including a $2.8 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $2.4 million increase in accounts payable primarily related to an increase in clinical trial costs and legal and professional fees, primarily related to expenses associated with operating as a public company and other corporate activities as we continue to grow our business. A $2.3 million decrease in accrued expenses primarily related to payment of bonuses, audit fees, and clinical trial costs which had been accrued at December 31, 2020.

Net Cash Used in Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $0.1 million, primarily driven by our purchases of property and equipment, which largely consisted of lab and office equipment.
During the three months ended March 31, 2021, net cash used in investing activities was $0.1 million, primarily driven by our purchases of property and equipment, which largely consisted of operating and computer equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2022 and 2021, net cash provided by financing activities was $0.2 million and $1.0 million, respectively, primarily related to the proceeds from exercise of options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
During the three months ended March 31, 2022 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange loss of $6.5 million compared with a gain of $2.1 million in the same period in the prior year, primarily driven by movements in exchange rates from period to period, resulting in exchange (losses)/gains on cash balances which are held in entities with Pound Sterling functional currencies and translated to U.S. dollars, the reporting currency.
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
•prepare for the Phase II studies, including evaluating the safety and tolerability of COMP360 psilocybin therapy in patients suffering with PTSD;
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
•expand our operations in the United States, Europe and potential other geographies
•incur additional legal, accounting and other expenses associated with operating as a public company listed in the United States; and
•work to accelerate research of emerging psychedelic therapies through our partnership with Sheppard Pratt.
We believe our existing cash of $243.7 million at March 31, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional financing may not be available at all or on acceptable terms. To the extent that we raise additional capital through the sale of equity, current ownership interests will be diluted. If we raise additional funds through government or third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish future revenue streams, research programs or therapeutic candidates or grant licenses on terms that may not be favorable to us. Debt financing, if available, may involve high interest rates or agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes in our significant accounting policies or critical accounting estimates during the first quarter of 2022. For a complete discussion, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K.
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
We will reassess the market value of our common stock that is held by non-affiliates on June 30, 2022 in order to determine whether it exceeds $560.0 million, and whether we therefore are subject to the disclosure requirements of a large accelerated filer for the year ended December 31, 2022.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk exposures that affect the disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors as well as the other information included in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. The summary of the material risks associated with our business is included in the “Special Note Regarding Forward Looking Statements” on page 4 above.
Summary of the Material Risks Associated with our Business
•We are a clinical stage mental health care company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability;
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
•Psilocybin and psilocin are listed as Schedule I controlled substances under the CSA in the United States, and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity;
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
•A pandemic, epidemic, or outbreak of an infectious disease, including a new variant of COVID-19, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results;
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
•Our business is subject to economic, political, regulatory and other risks associated with international operations; and
•We previously identified material weaknesses in our internal control over financial reporting. We may identify future material weaknesses in our internal controls over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce accurate and timely financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and the prices of our ADSs.

Risks Related to Our Financial Position and Need for Additional Capital
We are a clinical-stage mental health care company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
We are a clinical-stage mental health care company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $21.2 million, and $12.7 million, respectively, for the three months ended March 31, 2022 and March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $190.8 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity (deficit) to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue the clinical development of our investigational COMP360 psilocybin therapy for the treatment of TRD and PTSD, including initiating additional and larger clinical trials, including the anticipated initiation of a Phase III trial in TRD in the second half of 2022;
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
•experience any delays or encounter any issues with respect to any of the above, including failed studies, ambiguous trial results, safety issues or other regulatory challenges, including delays and other impacts as a result of a resurgence or emergence of new COVID-19 variants;
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
Because of the numerous risks and uncertainties associated with therapeutic development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, the MHRA, or other comparable foreign authorities to perform studies in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, our expenses could increase beyond our current expectations and revenue could be further delayed.
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and advance development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. We expect that our cash and cash equivalents of $243.7 million as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as rising inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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
•the outcome and timing of any scheduling-related decisions by the DEA, individual states, and comparable foreign authorities;
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
•the costs of establishing our Centers of Excellence and the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our therapeutic model;
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
Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin therapy or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, supply shortages resulting from the ongoing COVID-19 pandemic and conflict between Ukraine and Russia, increasing inflation and interest rates and the related U.S. and global economic impact or other economic or other factors could also adversely impact our ability to access capital as and when needed.
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
The results of future clinical studies may show that COMP360 or any future therapeutic candidates cause undesirable or unacceptable side effects or even death. For example, there were a number of treatment emergent adverse events reported with the results of our Phase II clinical trial in TRD. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of COMP360 or any future therapeutic candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to psilocybin, certain patients may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.
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

Risks Related to Regulatory Compliance
Psilocybin and psilocin are listed as Schedule I controlled substances under the CSA in the United States, and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity.
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability necessary to manufacture COMP360 or any future therapeutic candidates, including the psilocybin and psilocin incorporated into such therapeutic candidates. We rely on, and expect to continue to rely on, CMOs for the development, manufacture and production of the psilocybin and psilocin used in our investigational therapies administered in our clinical trials and will continue to rely on such CMOs for the development, manufacture and production of any commercial supply, if our investigational therapies are approved. Currently, we engage with multiple different CMOs in the UK for all activities relating to the development, manufacture and production of all components incorporated in COMP360. Reliance on third-party providers, such as CMOs, exposes us to more risk than if we were to manufacture COMP360, or any future therapeutic candidates. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of COMP360 or any future therapeutic candidates in accordance with relevant regulations (such as the FDA’s good laboratory practices, or GLP, cGMPs or similar regulatory requirements outside the US) for the manufacture of drug substances, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Some of the suppliers currently engaged in the production process of COMP360, including our current supplier of API, have not in the past been subject to inspection by the FDA and/or EMA and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of COMP360 or any future therapeutic candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of COMP360 or any future therapeutic candidates and harm our business and results of operations.
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
•challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. GAAP;
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
Our current business operations are headquartered in our offices in London, UK, with additional offices in New York and San Francisco in the United States. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including events of civil unrest that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates or interruption of our business operations. Such unplanned natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For risks in connection with the COVID-19 pandemic, see “ —A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital and our ability to conduct regular business and our financial results.”
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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. Broad market and industry factors may significantly affect the market price of our common stock unrelated to our actual operating performance. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $10.50 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through March 31, 2022. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Based upon our ordinary shares outstanding as of April 19, 2022, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 45% of our ordinary shares and ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
For more information regarding our principal shareholders and their affiliated entities, see the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Transactions with Related Parties” in our definitive proxy statement for the 2022 Annual General Meeting of Shareholders.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States and UK, have been affected from time to time by economic downturns or recessions, supply chain constraints, rising inflation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, rising interest rates and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine, the ongoing conflict and any further escalation of geopolitical tensions related to this conflict has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition.
A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency is the Pound Sterling, but we report our financial results in U.S. dollars. For example, increasing interest rates in the United States to respond to inflationary pressures and market volatility has and could lead to further foreign currency fluctuations which could negatively impact our results of operations and financial condition. In addition, increased interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of IPO Proceeds
On September 17, 2020, the Registration Statement on Form S-1 (File No. 333-248484) relating to our IPO was declared effective by the SEC. There has been no material change in the planned use of proceeds from our IPO as described in our IPO prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
10.1#*	Master Research Collaboration Agreement by and among COMPASS Pathfinder Limited, King’s College London and South London and Maudsley NHS Foundation Trust, dated March 22, 2022
10.2	Form of Restricted Share Unit Award Agreement for Company Employees under the 2020 Share Option and Incentive Plan.	Form 8-K	001-39522	10.1	2/4/2022
10.3	Form of Non-Qualified Share Option Agreement for Company Employees under the 2020 Share Option and Incentive Plan.	Form 8-K	001-39522	10.1	2/4/2022
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_________________
#     Certain confidential portions of this Exhibit were omitted by means of marking such portions with the Mark because the identified confidential portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.
*    Filed herewith
**     The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS PATHWAYS PLC

Date:	May 10, 2022	By:	/s/ George Goldsmith
George Goldsmith
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Michael Falvey
Michael Falvey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

