Form 10-Q
period 2022-06-30
COMPASS Pathways plc
filed 2022-08-04
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 001-39522

COMPASS Pathways plc
(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33 Broadwick Street
London W1F 0DQ
United Kingdom
(Address of principal executive offices, zip code)

+1 (716) 676-6461
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, par value of £0.008 per share	CMPS	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 42,522,397 shares of common stock outstanding as of August 3, 2022.

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
•our ability to identify new indications for COMP360 beyond our current primary focuses on treatment-resistant depression, or TRD, post-traumatic stress disorder, or PTSD, and anorexia nervosa;
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
•our estimates regarding expenses, capital requirements and needs for and ability to raise additional financing;
•our ability to effectively manage our anticipated growth;
•our ability to attract and retain qualified employees and key personnel;
•the effect of global financial, economic and geopolitical events, including fluctuations in the stock market, rising interest rates, foreign exchange fluctuations and inflation, on our business;
•the effect of the ongoing COVID-19 pandemic, including any future mitigation efforts and current or future economic effects, on any of the foregoing or other aspects of our business or operations;
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
You should not rely upon forward-looking statements as predictions of future events, which speak only as of the date made. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part II, Item 1A, of this 10-Q and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Except as otherwise required by the securities laws of the United States, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:
•We are a clinical-stage mental health care company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability;
•We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts;
•Raising additional capital may cause dilution to holders of our ordinary shares and ADSs, restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates;
•We are dependent on the successful development of our investigational COMP360 psilocybin therapy. We cannot give any assurance that COMP360 will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized;
•COMP360 is, and any future therapeutic candidates we may develop in the future may be, subject to controlled substance laws and regulations in the jurisdictions where our products, if approved, may be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations , both during clinical development and post approval, and our financial condition. In addition, during the review process of COMP360, and prior to approval, the U.S. Food and Drug Administration, or FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential, which may delay approval and any potential rescheduling process;
•COMP360 contains controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding our investigational COMP360 psilocybin therapy, in particular, and psilocybin-based therapies, in general, or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies;
•Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of COMP360 psilocybin therapy or any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates on a timely basis or at all, which will adversely affect our business;
•COMP360 psilocybin therapy and any future therapeutic candidates we may develop may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval. If such side effects are identified during the development of COMP360 psilocybin therapy or any future therapeutic candidates or following approval, if any, we may need to abandon our development of such therapeutic candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences;
•Research and development of drugs targeting the central nervous system is particularly difficult, which makes it difficult to predict and understand why the drug has a positive effect on some patients but not others;
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

•Our business and commercialization strategy depends on our ability to identify, qualify, prepare, certify and support third-party therapy sites offering any approved therapy. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed;
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
•Psilocybin and psilocin are listed as Schedule I controlled substances under the Comprehensive Drug Abuse Prevention and Control Act of 1970, also known as the Controlled Substances Act, or CSA, in the United States, and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations may result in interruptions to our development activity or business continuity;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207,177	$273,243
Restricted cash	104	104
Prepaid income tax	—	332
Prepaid expenses and other current assets	24,713	21,621
Total current assets	231,994	295,300
NON-CURRENT ASSETS:
Investment	470	525
Property and equipment, net	681	398
Operating lease right-of-use assets	3,087	3,696
Deferred tax assets	1,994	766
Other assets	410	213
Total assets	$238,636	$300,898
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,354	$2,564
Accrued expenses and other liabilities	7,710	10,308
Operating lease liabilities - current	2,169	2,235
Total current liabilities	13,233	15,107
NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	818	1,379
Total liabilities	14,051	16,486

Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 42,522,397 and 42,019,874 shares authorized, issued and outstanding at June 30, 2022 and December 31, 2021, respectively	440	435
Deferred shares, £21,921.504 par value; one share authorized, issued and outstanding at June 30, 2022 and December 31, 2021	28	28
Additional paid-in capital	451,453	444,750
Accumulated other comprehensive (loss)/income	(15,487)	8,840
Accumulated deficit	(211,849)	(169,641)
Total shareholders' equity	224,585	284,412
Total liabilities and shareholders' equity	$238,636	$300,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
OPERATING EXPENSES:
Research and development	$15,920	$11,353	$31,282	$18,237
General and administrative	11,336	8,175	21,394	14,893
Total operating expenses	27,256	19,528	52,676	33,130
LOSS FROM OPERATIONS:	(27,256)	(19,528)	(52,676)	(33,130)
OTHER INCOME (EXPENSE), NET:
Other income, net	240	1	374	2
Foreign exchange gains (losses)	1,958	(550)	3,291	(1,193)
Benefit from R&D tax credit	4,077	2,558	6,999	4,115
Total other income, net	6,275	2,009	10,664	2,924
Loss before income taxes	(20,981)	(17,519)	(42,012)	(30,206)
Income tax expense	(56)	(9)	(196)	(37)
Net loss	(21,037)	(17,528)	(42,208)	(30,243)
Other comprehensive (loss) income:
Foreign exchange translation adjustment	(17,134)	(355)	(24,327)	1,633
Comprehensive loss	(38,171)	(17,883)	(66,535)	(28,610)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.50)	$(0.44)	$(1.00)	$(0.79)
Weighted average ordinary shares outstanding—basic and diluted	42,474,987	39,802,532	42,110,161	38,194,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2020	35,930,331	$367	1	$28	$279,480	$14,585	$(97,899)	$196,561
Exercise of share options	581,328	6	—	—	992	—	—	998
Issuance of shares due to options exercised in previous year	232,227	3	—	—	(3)	—	—	—
Share-based compensation expense	—	—	—	—	1,666	—	—	1,666
Unrealized gain on foreign currency translation	—	—	—	—	—	1,988	—	1,988
Net loss	—	—	—	—	—	—	(12,715)	(12,715)
Balance at March 31, 2021	36,743,886	$376	1	$28	$282,135	$16,573	$(110,614)	$188,498

Issuance of ordinary shares, net of issuance costs	4,600,000	51	—	—	154,743	—	—	154,794
Exercise of share options	351,449	4	—	—	43	—	—	47
Share-based compensation expense	—	—	—	—	1,904	—	—	1,904
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	(355)	—	(355)
Net loss	—	—	—	—	—	—	(17,528)	(17,528)
Balance at June 30, 2021	41,695,335	$431	1	$28	$438,825	$16,218	$(128,142)	$327,360

Balance at December 31, 2021	42,019,874	$435	1	$28	$444,750	$8,840	$(169,641)	$284,412
Exercise of share options	376,158	4	—	—	393	—	—	397
Vesting of restricted stock units	68,534	1	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,128	—	—	3,128
Unrealized loss on foreign currency translation	—	—	—	—	—	(7,193)	—	(7,193)

Net loss	—	—	—	—	—	—	(21,171)	(21,171)
Balance at March 31, 2022	42,464,566	$440	1	$28	$448,271	$1,647	$(190,812)	$259,574

Exercise of share options	55,727	—	—	—	4	—	—	4
Vesting of restricted stock units	2,104	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,178	—	—	3,178
Unrealized loss on foreign currency translation	—	—	—	—	—	(17,134)	—	(17,134)
Net loss	—	—	—	—	—	—	(21,037)	(21,037)
Balance at June 30, 2022	42,522,397	$440	1	$28	$451,453	$(15,487)	$(211,849)	$224,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,208)	$(30,243)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	147	77
Non-cash gain on foreign currency remeasurement	2,174	(253)
Non-cash share-based compensation	6,306	3,570
Non-cash lease expenses	1,078	541
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(5,461)	(5,365)
Deferred and prepaid tax assets	(896)	(104)
Other assets	(409)	14
Operating lease liabilities	(1,049)	(541)
Accounts payable	1,115	1,113
Accrued expenses and other liabilities	(1,925)	(290)
Net cash used in operating activities	(41,128)	(31,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(494)	(155)
Net cash used in investing activities	(494)	(155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of issuance of ordinary shares, net of issuance costs	—	154,794
Proceeds from exercise of share options	401	998
Proceeds from vesting of restricted share units	1	—
Net cash provided by financing activities	402	155,792
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,846)	1,851
Net (decrease)/increase in cash, cash equivalents and restricted cash	(66,066)	126,007
Cash, cash equivalents and restricted cash, beginning of the period	273,347	190,356
Cash, cash equivalents and restricted cash, end of the period	$207,281	$316,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$822	$1,049
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$207,177	$316,334
Short-term restricted cash	104	29
Total cash, cash equivalents and restricted cash	$207,281	$316,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
COMPASS Pathways plc, or the Company, is a mental health care company dedicated to accelerating patient access to evidence-based innovation in mental health. The Company is developing its investigational COMP360 psilocybin therapy through late-stage clinical trials in Europe and North America for patients with treatment-resistant depression.
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
The Company has funded its operations primarily with proceeds from the sale of its convertible preferred shares, the issuance of convertible notes, and more recently through the sale of American Depository Shares, or ADSs, in connection with the Company’s initial public offering, or the IPO, in September 2020, or and its $154.8 million May 2021 follow-on offering. October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. The Company has not yet sold any ADSs under this at-the-market offering. The Company has incurred recurring losses since its inception, including net losses of $42.2 million and $30.2 million for the six months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $211.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
The Company believes the cash and cash equivalents on hand as of June 30, 2022 of $207.2 million will be sufficient to fund its operating expenses and capital expenditure requirements into 2024. We may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. There can be no assurance that additional funding will be available on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
The Company continues to assess its business plans and the additional impact which the ongoing COVID-19 pandemic may have on its ability to advance the development and manufacturing of COMP360 as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom it relies, or to raise further financing to support the development of its investigational COMP360 psilocybin therapy. While many measures have been put in place to attempt to contain the spread of COVID-19 resurgences, including existing or future variants, no assurances can be given that the Company will avoid any future impact from the ongoing COVID-19 pandemic or the emergence of new variants, including any direct or indirect impacts arising as a result of downturns in business sentiment generally or in its sector in particular, impacts on global supply chains, or other effects. The Company cannot currently predict the scope and severity of any future potential business shutdowns or disruptions, but if the Company or any of the third parties on whom it relies or with whom the Company conducts business were to experience additional shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and adversely impacted.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations and comprehensive loss for the three months and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021.
The results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future years or periods. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 24, 2022.
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
Restricted Cash
Restricted cash as of June 30, 2022 and December 31, 2021 represents a collateral deposit for employee credit cards.
Investment
The investment does not have readily determinable fair value and it is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value up to the original cost, in circumstances where the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee.
Fair Value Measurements
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
•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques

The carrying amounts reflected in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.
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
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the six months ended June 30, 2022 and 2021.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment; however, the Company operates in two geographic regions: the United Kingdom, or UK, and the United States. The Company’s fixed assets are primarily located in the UK. The Company’s singular concentration is focused on accelerating patient access to evidence-based innovation in mental health.
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
Fair value of ordinary shares. Given the absence of an active market for the Company’s ordinary shares prior to the IPO, the Company and the board of directors of the Company, the members of which the Company believes have extensive business, finance, and venture capital experience, were required to estimate the fair value of the Company’s ordinary shares at the time of each grant of a stock-based award prior to the IPO. The grant date fair value of restricted ordinary shares and share options were calculated based on the grant date fair value of the underlying ordinary shares. The Company calculated the fair value of the ordinary shares in accordance with the guidelines in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the “Practice Aid”. The Company’s valuations of ordinary shares were prepared using a market approach, based on precedent transactions in the shares, to estimate the Company’s total equity value using an option-pricing method, or OPM. After the Company’s IPO, the fair value of ordinary shares is determined by reference to the closing price of ADSs on the Nasdaq Global Select Market on the day prior to the grant.
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
Lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts has not been readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. As the Company does not have a rating agency-based credit rating, quotes were obtained from lenders to establish an estimated secured rate to borrow based on Company and market-based factors as of the respective lease measurement dates. The Company has elected not to recognize leases with an original term of one year or less on the balance sheets. The Company typically only includes the non-cancelable lease term in its assessment of a lease arrangement unless there is an option to extend the lease that is reasonably certain of exercise. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
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
Foreign Currency Translation
The Company maintains its condensed consolidated financial statements in its functional currency, which is Pound Sterling. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded foreign exchange gains of approximately $2.0 million and foreign exchange losses of approximately $0.6 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded a foreign exchange gain of $3.3 million and a foreign exchange loss of $1.2 million respectively. These gains and losses arise from U.S. dollars which are held in a financial institution in one of our UK subsidiaries that has a functional currency of Pound Sterling.
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
The Company accounts for uncertainty in income taxes in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the condensed consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of June 30, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021 no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.
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
The Company is subject to corporate taxation in the UK. Due to the nature of the business, the Company has generated losses since inception. The benefit from research and development, or R&D, tax credits is recognized in the condensed consolidated statements of operations and comprehensive loss as a component of other income (expense), net, and represents the sum of the research and development tax credits recoverable in the UK.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months and six months ended June 30, 2022 and 2021, the component of accumulated other comprehensive loss is foreign currency translation adjustment.

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
Adoption of this standard resulted in the recording of operating lease right-of-use assets and current operating lease liabilities of $1.0 million, on the Company’s balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s statements of operations and comprehensive loss, statements of cash flows or accumulated deficit. Refer to Note 11 for right-of-use assets and liabilities recorded during the periods ended June 30, 2022 and 2021 respectively.
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
3. Fair Value Measurements
There are no financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. Management believes that the carrying amounts of the Company’s condensed consolidated financial instruments, including cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.
4. Investment
On March 6, 2020, the Company made a strategic investment of $0.5 million to acquire an 8% (on a fully diluted basis) shareholding in Delix Therapeutics, Inc., a drug discovery and development company researching novel small molecules for use in Central Nervous System, or CNS, indications. The Company’s investment in Delix Therapeutics, Inc. does not provide it with significant influence over the investee. The investment does not have a readily determinable fair value and therefore will be measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This investment will be measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the condensed consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of June 30, 2022, no impairment loss was recognized.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
UK R&D tax credit	$15,157	$9,587
Prepaid insurance premium	961	3,359
Prepaid research and development	5,754	4,562
VAT recoverable	1,793	1,629
Deferred offering costs	—	840
Security deposit	97	274
Other current assets	951	1,370
	$24,713	$21,621
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Lab equipment	$333	$370
Office equipment	440	315
Furniture and fixtures	59	65
Leasehold improvements	195	6
	1,027	756
Less: accumulated depreciation	(346)	(358)
	$681	$398
Depreciation and amortization expenses were less than $0.1 million and $0.1 million for the three months and six months ended June 30, 2022 respectively. For the three months and six months ended June 30, 2021, depreciation and amortization expenses were also less than $0.1 million and $0.1 million, respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development expense	$1,831	$3,043
Accrued professional expenses	1,555	1,386
Accrued compensation and benefit costs	3,030	5,018
Payroll tax payable	572	593
Income taxes payable	2	—
Other liabilities	720	268
	$7,710	$10,308
8. Ordinary Shares
During the six months ended June 30, 2022, the Company issued in total 431,885 ordinary shares to settle share options exercised by employees and non-employees compared to 1,165,004 in the six months ended June 30, 2021. Of the shares issued in the six months ended June 30, 2021, 232,227 were related to options exercised in 2020 for which shares were delivered in 2021.
During the six months ended June 30, 2022, a total of 70,638 ordinary shares were issued in settlement of restricted share units, of which 12,763 vested and were issued during the six months ended June 30, 2022 and 57,875 vested but had not been issued at December 31, 2021.
In the six months ended June 30,2021, 8,556 restricted share units vested but were not issued. No restricted share units vested and were issued in the six months ended June 30, 2021.
On May 4, 2021, the Company sold 4,000,000 ordinary shares in connection with its follow-on offering. On May 19, 2021 the underwriters exercised their option to purchase an additional 600,000 ordinary shares. This capital raise resulted in net proceeds of approximately $154.8 million after deducting underwriting fees and offering costs.
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through June 30, 2022, no cash dividends had been declared or paid by the Company.
9. Share-Based Compensation
2017 Equity Incentive Plan
Under the Company’s historical shareholder and subscription agreements, the Company was authorized to issue restricted shares, restricted share units, as well as options, as incentives to its employees, non-employees and members of its board of directors. To the extent such incentives were in the form of share options, the options were granted pursuant to the terms of the 2017 Equity Incentive Plan, or the 2017 Plan. In July 2019, the Company’s board of directors adopted the 2017 Plan. The 2017 Plan provided for the grant of Enterprise Management Incentive, or EMI, options, to its UK employees, for the grant of options to its U.S. employees and non-employees of the Company. The 2017 Plan was administered by the board of directors.
As of June 30, 2022, the Company was authorized to issue a total of 1,810,688 ordinary shares underlying outstanding options granted under the 2017 Plan prior to the IPO.
Options granted under the 2017 Plan, typically vest over a three or four-year service period with 33.3% and 25% respectively, of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years. Restricted share units granted under the 2017 Plan typically vest over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and quarterly thereafter.
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
2020 Employee Share Purchase Plan
The Company’s 2020 Employee Share Purchase Plan, or the ESPP, was adopted by the Board in September 2020 and approved by shareholders in September 2020 and became effective upon the effectiveness of the Company’s Registration Statement on Form F-1 in connection with the IPO. The ESPP initially reserves and authorizes the issuance of up to a total of 340,053 ordinary shares to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through

January 1, 2022, by the lesser of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31 or (ii) 510,058 ordinary shares. The number of shares reserved under the ESPP is subject to change in the event of a share split, share dividend or other change in our capitalization.
On October 1, 2021, the Company launched the SIP and the ESPP, through which employees can purchase shares at a discounted price. At the end of six months, shares will automatically be purchased at the lower of the opening and closing price of the shares for the saving period minus a 15% discount.
2020 Share Option Plan
In September 2020, the Company’s board of directors adopted, and the Company’s shareholders approved, the 2020 Share Option and Incentive Plan, or the 2020 Plan, which became effective upon the effectiveness of the Company’s Registration Statement on Form F-1 in connection with the IPO. The 2020 Plan allows the compensation and leadership development committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).
Options granted under the 2020 Plan generally expire 10 years from the date of grant and typically vest over a 4 year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years.
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by our compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan was 3,755,119 shares as of June 30, 2022, of which 1,037,283 shares remained available for future grant.
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
During the six months ended June 30, 2022 and 2021, the Company granted options to purchase 1,217,818 and 312,132 ordinary shares to employees and non-employees, respectively.
Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the six months ended June 30, 2022 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2021	115,140	$10.19
Granted	92,590	$13.13
Vested	(21,319)	$10.27
Forfeited	—	$—
Unvested and Outstanding as of June 30, 2022	186,411	$11.86
As of June 30, 2022 and 2021, there was $2.0 million and $1.8 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 2.95 years and 3.05 years, respectively. The exercise price of restricted share units is at a nominal value less than £0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,915,503	$13.53	8.64	$51,162
Granted	1,217,818	$13.97
Exercised	(431,885)	$0.84
Forfeited	(360,551)	$8.98
Outstanding as of June 30, 2022	4,340,885	$14.62	8.63	$18,283
Exercisable as of June 30, 2022	1,897,406	$5.62	7.97	$15,618
Unvested as of June 30, 2022	2,443,479	$19.88	9.14	$2,665
The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $5.3 million and $39.2 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $10.67 and $25.29 per share during the six months ended June 30, 2022, and 2021, respectively.
As of June 30, 2022 and 2021, there was $29.7 million and $21.5 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 2.93 years and 3.20 years, respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the six months ended June 30, 2022, and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected option life (years)	5.50 years	6.00 years	5.85 years	6.05 years
Expected volatility	81.17%	67.40%	80.29%	67.70%
Risk-free interest rate	3.35%	1.08%	1.80%	0.83%
Expected dividend yield	—%	—%	—%	—%
Fair value of underlying ordinary shares	$10.08	$36.13	$15.01	$41.80
Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	1,830	934	3,622	1,735
General and administrative	1,348	970	2,684	1,835
Total stock based compensation expense	$3,178	$1,904	$6,306	$3,570

10. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(21,037)	$(17,528)	$(42,208)	$(30,243)
Net loss attributable to ordinary shareholders - basic and diluted	$(21,037)	$(17,528)	$(42,208)	$(30,243)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	42,474,987	39,802,532	42,110,161	38,194,822
Net loss per share - basic and diluted	$(0.50)	$(0.44)	$(1.00)	$(0.79)
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, and options granted, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the three months and six months ended June 30, 2022, and 2021 because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested restricted share units	186,411	197,899	186,411	197,899
Share options	4,340,885	3,744,871	4,340,885	3,744,871
	4,527,296	3,942,770	4,527,296	3,942,770

11. Right of use of assets
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
Denmark Hill, London, UK
In March 2022, the Company entered into an agreement for a lease with South London and Maudsley NHS Foundation Trust for land and buildings at 5 Windsor Walk, Maudsley Hospital, Denmark Hill, London, UK. The lease commenced on June 21, 2022 and has a contractual term of five years. The rent is £180,000 per year, with no deposit payable, and payment dates occurring once per quarter.
The following table summarizes our costs included in our condensed consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered into through June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2022	2021
Lease cost
Operating lease cost	$1,151	$541
Variable lease cost	—	(45)
Short-term lease cost	86	86
	$1,237	$582
Other information:
Cash paid for amounts included in the measurement of lease liabilities:	$1,122	$541
Operating cash flows used in operating leases	822	—
Weighted average remaining lease term (in years)	1.83 years	0.75 years
Weighted average discount rate	5.52%	5.00%
The following table summarizes the future minimum lease payments due under operating leases as of June 30, 2022, (in thousands):

June 30,

2022	$2,222
2023	549
2024	218
2025	164
Total lease payments	$3,153

Less: imputed interest	(166)
Total	$2,987
12. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of June 30, 2022, or 2021.

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
13. Employee Benefit Plans
In the UK, the Company makes contributions to private defined contribution pension schemes on behalf of its employees. The Company paid less than $0.1 million in contributions for the six months ended June 30, 2022, and 2021.
In the United States, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company paid less than $0.1 million in contributions in the six months ended June 30, 2022 and 2021, respectively.
14. Subsequent Events
Appointment of New CEO and Issuance of Equity Awards
Effective August 1, 2022, the Company appointed Kabir Nath its Chief Executive Officer and as a member of its board of directors. The Company entered into an employment agreement, or the Employment Agreement, effective as of August 1, 2022, with Mr. Nath.
Pursuant to the Employment Agreement, Mr. Nath is entitled to an annual base salary of $580,000 (upon Mr. Nath's relocation to the United Kingdom, such salary will be paid in pound sterling, or GBP. and be equal to the greater of (i) £431,000 GBP or (ii) the GBP equivalent of $580,000 U.S. dollars calculated at the then-prevailing exchange rate) and is eligible to earn an annual incentive bonus, with a target bonus amount of 60% of his then-current annual base salary (and the ability to earn up to 125% of that target bonus amount in certain circumstances) as determined by the Board of Directors in its discretion. In addition, Mr. Nath will receive (i) a housing stipend of £12,000 per month through August 2023; (ii) a one-time reimbursement payment of up to $5,000 for attorneys’ fees; and (iii) a one-time cash payment of $250,000 when Mr. Nath relocates to the United Kingdom. Mr. Nath will receive no additional compensation for his services as a director of the Company.
On August 1, 2022, the Company granted Mr. Nath a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant at an exercise price per share equal to $14.94, or the non-qualified share option, the closing price of the Company’s American Depositary Shares on the Nasdaq Global Select Market on the grant date. The non-qualified share option has a 10 year term and vests as to one-fourth on August 1, 2023 (the first anniversary of his employment commencement date) and as to the remaining three-fourths in equal monthly installments over the following 36 months, subject to Mr. Nath remaining an employee of the Company on the applicable vesting dates. The non-qualified share option has other terms that mirror those of non-qualified share options granted under COMPASS’s 2020 Plan and COMPASS’s standard form of non-qualified share option agreement. In addition, on August 1, 2022, the Company granted Mr. Nath 50,000 restricted share units under the Company’s 2020 Plan, which will vest over four years in equal annual installments commencing on August 1, 2023, subject to Mr. Nath remaining an employee of the Company on the applicable vesting dates.
Transition of George Goldsmith to Executive Chairman
Effective August 1, 2022, the Company appointed George Goldsmith as the Company’s Executive Chairman to facilitate the transition to a new Chief Executive Officer. Mr. Goldsmith will serve as Executive Chairman until December 31, 2022 and thereafter will remain chairman of the Board of Directors.
In connection with his appointment as Executive Chairman, Mr. Goldsmith and the Company entered into an amendment to his employment agreement dated September 14, 2020, or the Amended Employment Agreement. Pursuant to the terms of the Amended Employment Agreement, Mr. Goldsmith will serve as Executive Chairman until December 31, 2022, at which time his employment will end, without the need for notice by either party.
Pursuant to the Amended Employment Agreement, Mr. Goldsmith is entitled to an annual base salary of £346,800 (approximately $414,200) and is eligible to receive an annual incentive bonus for the year ending December 31, 2022, with a target bonus amount of 55% of his base salary (and the ability to earn up to 125% of that target bonus amount in certain circumstances), notwithstanding the termination of his employment prior to the date of the bonus payment, provided, however, that such bonus amount shall be pro-rated to reflect his reduced salary for the period from August 1, 2022 to December 31, 2022. During this time, Mr. Goldsmith will receive no additional compensation for his services as a director of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes to those statements included earlier in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. “Risk Factors” and the section titled “Special Note Regarding Forward-Looking Statements.”
References to “we,” “our,” “us” and “the Company” refer to COMPASS Pathways plc.
Operating Results
Overview
We are a mental health care company dedicated to accelerating patient access to evidence-based innovation in mental health. We are motivated by the need to find better ways to help and empower people suffering with mental health challenges who are not helped by existing therapies, and are pioneering the development of a new model of psilocybin therapy, in which COMP360 psilocybin is administered in conjunction with psychological support, which we refer to as COMP360 psilocybin therapy. Our initial focus is on treatment-resistant depression, or TRD, a subset of major depressive disorder, or MDD, comprising patients who are inadequately served by the current treatment paradigm. Early signals from academic studies, using formulations of psilocybin not developed by us, have shown that psilocybin therapy may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. We have developed a proprietary, high-purity polymorphic crystalline formulation of psilocybin, COMP360. In 2019, we completed a Phase I clinical trial administering COMP360, along with psychological support, to 89 healthy volunteers. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase IIb studies. On November 9, 2021, we announced positive topline results from our Phase IIb clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of treatment-resistant depression. This is the largest, randomized, controlled, double-blind psilocybin therapy clinical trial ever completed. The topline results from the 233-participant trial showed a rapid and sustained response for patients receiving a single dose of COMP360 psilocybin with psychological support. The trial achieved its primary endpoint for the highest dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant reduction in depressive symptom severity after three weeks compared with the COMP360 1mg arm. We believe that COMP360 psilocybin therapy – combining COMP360 psilocybin with psychological support from specially trained therapists – could offer a new approach to depression care. We anticipate the initiation of a Phase III program in the fourth quarter of 2022.
In the fourth quarter of 2021, we launched a Phase II clinical trial to assess the safety and tolerability of COMP360 psilocybin therapy in post-traumatic stress disorder, or PTSD. The study expands our research pipeline in COMP360 psilocybin therapy. It is a multicenter, fixed-dose open label study and will enroll 20 participants.
On March 24, 2022, we announced that we formed a long-term strategic partnership with South London and Maudsley NHS Foundation Trust, or SLaM and the Institute of Psychiatry, Psychology & Neuroscience, or IoPPN at King’s College London to launch The Centre for Mental Health Research and Innovation which will work to accelerate psychedelic research and develop new models of care for mental health in the UK. The Centre will accelerate research of emerging psychedelic therapies, support therapist training and certification, evaluate real-world evidence, and prototype digital technologies to enable personalized, predictive and preventative care models.
On July 28, 2022, we announced that we launched a double-blind randomised controlled phase II clinical trial investigating the efficacy of COMP360 psilocybin, administered with psychological support, in people with anorexia nervosa. It is a multicenter study and will enroll 60 patients.
Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes, our initial public offering, or IPO, and our follow-on offering completed in May 2021, or Follow-On Offering, of American Depositary Shares, or ADSs, representing our ordinary shares in September 2020 and May 2021, respectively. Through June 30, 2022, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million from sales of ADSs in our IPO and $154.8 million from sales of ADSs in our Follow-On Offering. In October 2021, we entered into a Sales Agreement with Cowen and Company, LLC, under which we may issue and sell from time to time up to $150.0 million of our ADSs at market prices. We have not yet sold any ADSs under this at-the-market facility.
We have incurred significant operating losses since our inception. We incurred total net losses of $42.2 million and $30.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $211.8 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin therapy for TRD, and we expect they will continue to increase as we increase our headcount and further develop our investigational COMP360 psilocybin therapy candidate through clinical trials for TRD and studies for PTSD and anorexia nervosa, potentially including expanding into additional indications, and initiate preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of June 30, 2022, we had cash and cash equivalents of $207.2 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
COVID-19
While great progress has been made in the fight against the ongoing COVID-19 pandemic and most health measures put in place to attempt to contain the spread of COVID-19 have been lifted, it remains a global challenge. COVID-19 vaccines have been broadly distributed and administered in certain countries, but the COVID-19 pandemic and its effects continue to evolve. The Company is unable to predict the future path or potential rate of global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. The exact timing and pace of the recovery is currently indeterminable as certain areas have experienced a resurgence of COVID-19 cases, and, throughout the course of the pandemic, new and more contagious variants of COVID-19 have been identified and spread significantly, resulting in additional restrictions put in place by certain governments around the world.
The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage companies. For example, COVID-19 delayed enrollment in and completion of our Phase IIb clinical trial of COMP360 psilocybin therapy. There can be no assurance that we will not experience additional enrollment delays in trials or studies. The ongoing COVID-19 pandemic or other public health crises could in the future delay enrollment in and completion of our clinical trials, interrupt our clinical trial activities, our supply chain, our employees or the employees of research sites and service providers, such as therapists, suppliers, contract research organizations, or CROs, and contract manufacturing organizations, or CMOs.
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
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase over the next several years as we: (i) seek to expedite the clinical development for our investigational COMP360 psilocybin therapy for TRD; (ii) fund research for our investigational COMP360 psilocybin therapy in other neuropsychiatric indications, including PTSD and anorexia nervosa; (iii) seek to develop digital technologies to complement and augment our therapies, and seek to access other novel drug candidates for development in neuropsychiatric and related indications; (iv) improve the efficiency and scalability of our third-party manufacturing processes and supply chain; and (v) build our third-party or in-house process development, analytical and related capabilities, increase personnel costs and prepare for regulatory filings related to our potential or future therapeutic candidates.
The successful development and commercialization of our investigational COMP360 psilocybin therapy is highly uncertain. This is due to the numerous risks and uncertainties associated with development and commercialization, including the following:
•successful enrollment in and completion of clinical trials and preclinical studies, including our Phase III clinical trial in TRD;
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
We also anticipate we will continue to incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs, as well as investor and public relations expenses associated with being a public company and as a result of our loss of Foreign Private Issuer, or FPI, status and resulting transition to a U.S. domestic filer effective January 1, 2022. Additionally, if and when we believe a regulatory approval of a therapeutic candidate appears likely, we anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.

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
Based on criteria established by Her Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being carried in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the three months and six months ended June 30, 2022 and 2021. We expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
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

Results of Operations
Comparison For The Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021	Change
OPERATING EXPENSES:
Research and development	$31,282	$18,237	$13,045
General and administrative	21,394	14,893	6,501
Total operating expenses	52,676	33,130	19,546
LOSS FROM OPERATIONS	(52,676)	(33,130)	(19,546)
OTHER INCOME (EXPENSE), NET:
Other income	374	2	372
Foreign exchange gains (losses)	3,291	(1,193)	4,484
Benefit from R&D tax credit	6,999	4,115	2,884
Total other income, net	10,664	2,924	7,740
Loss before income taxes	(42,012)	(30,206)	(11,806)
Income tax expense	(196)	(37)	(159)
Net loss	$(42,208)	$(30,243)	$(11,965)
Research and Development
The table below summarizes our research and development expenses incurred for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021	Change
Development expenses	$16,496	$11,256	$5,240
Personnel expenses	8,377	4,120	4,257
Non-cash share-based compensation expense	3,622	1,735	1,887
Other expenses	2,787	1,126	1,661
Total research and development expenses	$31,282	$18,237	$13,045
Research and development expenses increased by $13.1 million to $31.3 million for the six months ended June 30, 2022, from $18.2 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily attributable to:
•an increase of $5.2 million in external development expenses, which primarily related to increases of $1.8 million in clinical trial expenses, $2.4 million in drug development and manufacturing costs, $0.3 million in digital activities, $0.5 million in the cost of preclinical studies and $0.2 million in therapist training;
•an increase of $4.3 million in personnel expenses, primarily as a result of hiring additional personnel in our research and development departments to support the expansion of our digital activities, as well as the requirements of increased clinical activities;
•an increase of $1.9 million in non-cash share-based compensation expense due to increased staffing levels year over year, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021; and
•an increase of $1.7 million in other expenses, which was primarily related to increased external consulting expenses.
We expect research and development costs to continue to increase substantially in the near future, consistent with our plan to advance our investigational COMP360 psilocybin therapy through clinical development, including preparation for the initiation of a Phase III program in the fourth quarter of 2022.

General and Administrative
The following table summarizes our general and administrative expenses for the six months ended June 30, 2022, and 2021 (in thousands):

	Six months ended June 30,
	2022	2021	Change
Personnel expenses	$7,262	$5,529	$1,733
Non-cash share-based compensation expense	2,684	1,835	849
Legal and professional fees	6,422	3,269	3,153
Facilities and other expenses	5,026	4,260	766
Total general and administrative expenses	$21,394	$14,893	$6,501
General and administrative expenses increased by $6.5 million to $21.4 million for the six months ended June 30, 2022 from $14.9 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $1.7 million in personnel expenses, primarily due to an increase in headcount related to the hiring of additional personnel in general, administrative and commercial departments to support our growth initiatives, including operating as a public company;
•an increase of $0.8 million in non-cash share-based compensation expense due to increased staffing levels year on year, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021;
•an increase of $3.2 million in legal and professional fees, primarily related to expenses associated with external consulting, public relations, patent applications and legal advice as well as continuing costs associated with operating as a public company, and other corporate activities as we continue to grow our business; and
•an increase of $0.8 million in facilities and other expenses, mainly attributable to an increase of $0.2 million associated with initiating our first Center of Excellence in collaboration with the Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics, “Sheppard Pratt”, in addition to an increase of $0.3 million in information technology costs and an increase of $0.3 million in office rental costs as a result of continued growth.
We expect these general and administrative expenses to substantially increase consistent with our plans to increase our headcount as a result of ongoing requirements as a public company, in addition to ongoing research and development growth initiatives.
Other Income (Expense), Net
Other income
Other income was $0.4 million for the six months ended June 30, 2022 and less than $0.1 million for the six months ended June 30, 2021. The increase in other income primarily related to increased interest income as a result of higher interest rates on cash deposits.
Foreign exchange gains (losses)
Foreign exchange gains (losses) increased by $4.5 million to a gain of $3.3 million for the six months ended June 30, 2022 from a loss of $1.2 million for the six months ended June 30, 2021, primarily related to gains arising from the translation of cash balances generated from the IPO proceeds and the Follow-On Offering proceeds that were maintained in U.S. dollars, which is different from the legal entity’s functional currency (Pound Sterling) giving rise to foreign currency gains. Currently, our U.S. dollar balances are held in a pound sterling functional currency legal entity and converted as required into Pound Sterling because the predominant cash outflows are Pound Sterling. As our operating model and business develops we will continually monitor and assess our legal entity structure and whether our future cash outflows continue to be reported in Pounds Sterling or in U.S. dollars, as well as the continuing impact of foreign exchange rates on our results of operations.

Benefit from Research and Development Tax Credit
During the six months ended June 30, 2022 and 2021, we recognized an R&D tax credit from the UK as a benefit within other income (expense), net of $7.0 million and $4.1 million, respectively. The tax credit receivable increased by $2.9 million in 2022 compared to 2021 in line with increased research and development activities.
Income tax expense
The income tax expense was $0.2 million for the six months ended June 30, 2022 and less than $0.1 million for the six months ended June 30, 2021. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.
Results of Operations
Comparison For The Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,
	2022	2021	Change
OPERATING EXPENSES:
Research and development	$15,920	$11,353	$4,567
General and administrative	11,336	8,175	3,161
Total operating expenses	27,256	19,528	7,728
LOSS FROM OPERATIONS	(27,256)	(19,528)	(7,728)
OTHER INCOME (EXPENSE), NET:
Other income	240	1	239
Foreign exchange gains (losses)	1,958	(550)	2,508
Benefit from R&D tax credit	4,077	2,558	1,519
Total other income, net	6,275	2,009	4,266
Loss before income taxes	(20,981)	(17,519)	(3,462)
Income tax expense	(56)	(9)	(47)
Net loss	$(21,037)	$(17,528)	$(3,509)
Research and Development
The table below summarizes our research and development expenses incurred for the three months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,
	2022	2021	Change
Development expenses	$7,678	$7,527	$151
Personnel expenses	3,922	2,299	1,623
Non-cash share-based compensation expense	1,830	934	896
Other expenses	2,490	593	1,897
Total research and development expenses	$15,920	$11,353	$4,567
Research and development expenses increased by $4.5 million to $15.9 million for the three months ended June 30, 2022, from $11.4 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily attributable to:
•an increase of $0.2 million in external development expenses as we continue to investigate COMP360 psilocybin therapy in clinical and pre-clinical trials;
•an increase of $1.6 million in personnel expenses, as a result of hiring additional personnel in our research and development departments to support the expansion of our digital activities, as well as the requirements of increased clinical activities;

•an increase of $0.9 million in non-cash share-based compensation expense due to increased staffing levels year over year, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021; and
•an increase of $1.9 million in other expenses, which was primarily related to increased external consulting expenses.
We expect research and development costs to continue to increase substantially in the near future, consistent with our plan to advance our investigational COMP360 psilocybin therapy through clinical development.
General and Administrative
The following table summarizes our general and administrative expenses for the three months ended June 30, 2022, and 2021 (in thousands):

	Three months ended June 30,
	2022	2021	Change
Personnel expenses	$3,779	$3,062	$717
Non-cash share-based compensation expense	1,348	970	378
Legal and professional fees	3,328	1,608	1,720
Facilities and other expenses	2,881	2,535	346
Total general and administrative expenses	$11,336	$8,175	$3,161
General and administrative expenses increased by $3.1 million to $11.3 million for the three months ended June 30, 2022 from $8.2 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $0.7 million in personnel expenses, primarily due to an increase in headcount related to the hiring of additional personnel in general, administrative and commercial functions to support our growth initiatives, including operating as a public company;
•an increase of $0.4 million in non-cash share-based compensation expense due to increased staffing levels year on year, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021;
•an increase of $1.7 million in legal and professional fees, primarily related to expenses associated with external consulting, public relations, patent applications and legal advice as well as continuing costs associated with operating as a public company, and other corporate activities as we continue to grow our business; and
•an increase of $0.3 million in facilities and other expenses, mainly attributable to an increase of $0.1 million in rent expense, in addition to a $0.1 million increase in depreciation expense and a further $0.1 million increase in miscellaneous IT expenses.
We expect these general and administrative expenses to substantially increase consistent with our plans to increase our headcount as a result of ongoing requirements as a public company, in addition to ongoing research and development growth initiatives.
Other Income (Expense), Net
Other income
Other income was $0.2 million for the three months ended June 30, 2022 and less than $0.1 million for the three months ended June 30, 2021. The increase in other income primarily related to increased interest income as a result of higher interest rates
Foreign exchange gains (losses)
Foreign exchange gains (losses) increased by $2.5 million to a gain of $2.0 million for the three months ended June 30, 2022 from a loss of $0.5 million for the three months ended June 30, 2021, primarily related to gains arising from the translation of cash balances generated from the IPO proceeds and the Follow-On Offering proceeds that were maintained in

U.S. dollars, which is different from the legal entity’s functional currency (Pound Sterling) giving rise to foreign currency gains. Currently, our U.S. dollar balances are held in a pound sterling functional currency legal entity and converted as required into Pound Sterling because the predominant cash outflows are Pound Sterling. As our operating model and business develops we will continually monitor and assess our legal entity structure and whether our future cash outflows continue to be reported in Pounds Sterling or in U.S. dollars, as well as the continuing impact of foreign exchange rates on our results of operations.
Benefit from Research and Development Tax Credit
During the three months ended June 30, 2022 and 2021, we recognized an R&D tax credit from the UK as a benefit within other income (expense), net of $4.1 million and $2.6 million, respectively. The tax credit receivable increased by $1.5 million in 2022 compared to 2021 in line with increased research and development activities.
Income tax expense
The income tax expense was $0.1 million for the three months ended June 30, 2022 and less than $0.1 million for the three months ended June 30, 2021. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.
Liquidity and Capital Resources
We are a clinical-stage mental health care company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes and ADSs in our IPO and our Follow-On Offering. Through June 30, 2022, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million in net proceeds from sales of ADSs through our IPO, and $154.8 million in net proceeds from our Follow-On Offering. We believe our existing cash balance of $207.2 million at June 30, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(41,128)	$(31,481)
Net cash used in investing activities	(494)	(155)
Net cash provided by financing activities	402	155,792
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,846)	1,851
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(66,066)	$126,007
Net Cash Used in Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $41.1 million, primarily resulting from our net loss of $42.2 million offset by a non-cash loss on foreign currency remeasurement of $2.2 million, non-cash share-based compensation expenses of $6.3 million, depreciation and amortization of $0.1 million, and non-cash lease expenses of $1.1 million. The net loss was also adjusted by $8.6 million related to changes in components of working capital, including a $5.5 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $0.4 million increase in other assets related to a rental deposit receivable in respect of our previous London office in addition to increased implementation costs, a $0.8 million decrease in accounts payable and accrued expenses primarily related to payment of bonuses and accrued clinical trial costs at year end, a $1.0 million decrease in operating lease liabilities and a decrease in deferred and prepaid tax assets of under $0.9 million.
During the six months ended June 30, 2021, net cash used in operating activities was $31.5 million, primarily resulting from our net loss of $30.2 million plus a non-cash gain on foreign currency measurement of $0.3 million, offset by non-cash share-based compensation expenses of $3.6 million, depreciation and amortization of $0.1 million and non-cash lease expenses of $0.5 million. The net loss was also adjusted by $5.2 million related to changes in components of working capital, including a $5.4 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $0.1 million increase in prepaid income tax, a $0.5 million decrease in operating lease liabilities and a $0.3 million decrease in accrued expenses primarily related to payment of bonuses and audit fees accrued at December 31, 2020, offset by a $1.1 million increase in accounts payable primarily related to an increase in clinical trial costs and legal and professional fees, primarily related to expenses associated with operating as a public company and other corporate activities as we continue to grow our business.
Net Cash Used in Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $0.5 million, primarily driven by our purchases of property and equipment, which largely consisted of lab and office equipment.
During the six months ended June 30, 2021, net cash used in investing activities was $0.2 million, primarily driven by our purchases of property and equipment, which largely consisted of operating and computer equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $0.4 million and $155.8 million, respectively, primarily related to the proceeds from exercise of options and issuance of our shares through our follow on offering.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
During the six months ended June 30, 2022 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange loss of $24.8 million compared with a gain of $1.9 million in the same period in the prior year, primarily driven by movements in exchange rates from period to period, resulting in exchange (losses)/gains on cash balances which are held in entities with Pound Sterling functional currencies and translated to U.S. dollars, the reporting currency.
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
•prepare for Phase II studies, including evaluating the safety and tolerability of COMP360 psilocybin therapy in patients suffering with PTSD and anorexia nervosa;
•establish relationships with the network of public healthcare institutions and private clinics that will administer our investigational COMP360 psilocybin therapy, if approved;
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
We believe our existing cash of $207.2 million at June 30, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing and completion of preclinical testing and clinical trials for COMP360 for the treatment of TRD, and for indications outside of TRD or any future therapeutic candidates outside of TRD, including PTSD and anorexia nervosa;
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
•the costs involved with establishing and maintaining Centers of Excellence to serve as research facilities and innovation labs, in line with our ambition to create a new mental health care model;
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
There have been no material changes in our significant accounting policies or critical accounting estimates during the first six months of 2022. For a complete discussion, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K.
Smaller Reporting Company Status
Based on the market value of shares held by non-affiliates on June 30, 2022, we are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act and will exit “large accelerated filer” status as of December 31, 2022. We may take advantage of certain of the scaled disclosures available to smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation and an exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures. As a smaller reporting company with annual revenues of less than $100.0 million, we are also not required to provide an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will be able to take advantage of these scaled disclosures and exemptions for so long as (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk exposures that affect the disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors as well as the other information included in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. The summary of the material risks associated with our business is included in the “Special Note Regarding Forward Looking Statements” on page 4 above.
Risks Related to Our Financial Position and Need for Additional Capital
We are a clinical-stage mental health care company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
We are a clinical-stage mental health care company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $42.2 million, and $30.2 million, respectively, for the six months ended June 30, 2022 and June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $211.8 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue the clinical development of our investigational COMP360 psilocybin therapy for the treatment of TRD, PTSD and anorexia nervosa, including initiating additional and larger clinical trials, including the anticipated initiation of a Phase III trial in TRD in the fourth quarter of 2022;
•continue to invest in the development of prodrug candidates and psychedelic compounds that could be developed into therapies;
•continue the training of therapists to deliver our investigational COMP360 psilocybin therapy in our clinical trials;
•continue to invest in funding investigator-initiated studies, or IISs, including the IIS co-sponsored by King’s IoPPN and South London and Maudsley NHS Foundation Trust that will use COMP360 psilocybin therapy to explore how psilocybin affects specific brain pathways in autistic adults;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any therapeutic candidates for which we may obtain regulatory approval, including COMP360;
•establish and expand the network of public healthcare institutions and private clinics that administer our investigational COMP360 psilocybin therapy in conjunction with psychological support;
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
To date we have funded our operations through private placements of equity and convertible notes and, since our initial public offering, or IPO, in 2020, through public equity offerings. To become and remain profitable, we will need to continue developing and eventually commercialize therapies that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of COMP360 or any future therapeutic candidates, and initiating new clinical trials, including our planned Phase III trial in TRD, training a sufficient number of qualified therapists to deliver our investigational COMP360 psilocybin therapy, using digital technologies and solutions to enhance our therapeutic offering, establishing and/or collaborating with providers to develop “Centers of Excellence” where we can conduct trainings for therapists, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin therapy and any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if COMP360 psilocybin therapy or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and advance development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. We expect that our cash and cash equivalents of $207.2 million as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as rising inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of preclinical testing and clinical trials for our current investigational COMP360 psilocybin therapy program for TRD, PTSD, anorexia nervosa and for future indications or any future therapeutic candidates;
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA, the EMA, the MHRA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;
•the outcome and timing of any scheduling-related decisions by the U.S. Drug Enforcement Administration, or the DEA, individual states, and comparable foreign authorities;
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
•the costs of training and certifying therapists to administer our investigational COMP360 psilocybin therapy in our clinical trials;
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
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, recent volatility in capital markets and lower market prices for many securities may affect our ability to raise additional funding through sales of our ADSs or issuance of indebtedness, which may harm our liquidity, may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin therapy or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, supply shortages resulting from the ongoing COVID-19 pandemic and conflict between Ukraine and Russia, increasing inflation and interest rates and the related U.S. and global economic impact or other economic or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.
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
Our limited history as a development stage company may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
The Company was formed in 2016 and to date, we have invested most of our resources in developing our investigational COMP360 psilocybin therapy, building our intellectual property portfolio, conducting business planning, raising capital and providing administrative support for these operations. We have not yet demonstrated an ability to conduct later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful product commercialization or obtain reimbursement in the countries of sale.
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
•recruiting, training and certifying therapists to administer our investigational COMP360 psilocybin therapy in our clinical trials;
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
COMP360 psilocybin therapy is, and any future therapeutic candidates we may develop in the future may be, subject to controlled substance laws and regulations in the territories where the product will be marketed, such as the United States, the UK and the rest of Europe, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. In addition, during the review process of COMP360 psilocybin therapy, and prior to approval, the FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential. This may delay approval and any potential rescheduling process.
In the United States, psilocybin and its active metabolite, psilocin, are listed by the DEA as “Controlled Substances” or scheduled substances, under the CSA specifically as a Schedule I substance. The DEA regulates chemical compounds as

Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify psilocybin and psilocin as Schedule I controlled substances. For any product containing psilocybin to be available for commercial marketing in the United States, psilocybin and psilocin must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.
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
•Distribution in the United States. If COMP360 is scheduled as Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute COMP360 and any future therapeutic candidates. These distributors would need to obtain Schedule II, III or IV distribution registrations. This limitation in the ability to distribute COMP360 more broadly may limit commercial uptake and could negatively impact our prospects. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If COMP360 is a Schedule II drug, participants in our supply chain may have to maintain enhanced security with alarms and monitoring systems and they may be required to adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. In addition, COMP360 could be determined to have a high potential for abuse and therefore required to be administered at our trial sites, which could limit commercial uptake. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

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
•adding new clinical trial sites;
•availability of adequately trained therapists and appropriate third-party clinical trial sites for the administration of COMP360 psilocybin therapy, including preparation, psilocybin administration and integration of the therapeutic experience;
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
We may never have a therapy that is commercially successful. To date, we have no therapy authorized for marketing. Our investigational COMP360 psilocybin therapy requires further clinical investigation, regulatory review, significant market access and marketing efforts and substantial investment before it can produce any revenue. Furthermore, if approved, our therapy may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and historical media coverage of psychedelic substances, including psilocybin. Because of this history, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our investigational COMP360 psilocybin therapy may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of our future therapies by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:
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
Our business and commercialization strategy depends on our ability to identify, qualify, prepare, certify and support third-party therapy sites to administer COMP360 psilocybin therapy. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed.
If we are able to commercialize our investigational COMP360 psilocybin therapy or future therapies, our success will be dependent upon our ability to identify, qualify, prepare, certify and support third-party therapy sites that offer and administer our therapies. Our commercial model of delivering our investigational COMP360 psilocybin therapy will also involve third-party therapists before, during and after the COMP360 psilocybin administration session, which will be hosted in one of the third-party therapy sites. We intend to commercialize our investigational COMP360 psilocybin therapy and any future therapeutic candidates by building close relationships with qualified third-party therapy sites where these therapists will administer our investigational COMP360 psilocybin therapy. Because we intend to work only with third-party sites and providers who agree to adhere strictly to our treatment protocols, we may face limitations on the number of sites available to administer our investigational COMP360 psilocybin therapy. Any such limitations could make it impracticable or impossible for some potential patients to access our investigational COMP360 psilocybin therapy, if approved, which could limit the overall size of our potential patient population and harm our future results of operations. Although we plan to develop Centers of Excellence to train and certify such third-party therapy sites, conduct further research on and continuously improve our treatment protocol, we expect this to involve significant costs, time and resources, and our efforts may not be successful.
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
While we currently provide training to the therapists and expect to continue providing trainings in the future (either directly or indirectly through third-party providers), we do not currently employ the therapists who deliver our therapies to patients and do not intend to do so in the future. Such therapists are typically employed by the third-party therapy sites. If our investigational COMP360 psilocybin therapy or any future therapeutic candidates are approved for commercialization, third-party therapy sites may demand substantial financial resources from us to recruit and retain a team of qualified therapists to administer our investigational COMP360 psilocybin therapy or any future therapeutic candidates. If the third-party therapy sites fail to recruit, train and retain sufficient number of therapists or if a competitor develops a similar product that is effective without the use of therapists, our ability to offer and administer our therapies will be greatly harmed, which may in turn reduce the market acceptance rate of our therapies or limit our ability to grow our business. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.
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
We may seek Fast Track designation for any of our therapeutic candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular therapeutic candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we receive Fast Track designation for any future therapeutic candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track designation for any therapeutic candidate that is granted Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of therapeutic substances. Currently, we have no therapies that have been approved for commercial sale; however, the current and future use of our investigational COMP360 psilocybin therapy or any future therapeutic candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved therapies in the future, may expose us to liability claims. These claims might be made by patients who receive our investigational COMP360 psilocybin therapy in clinical trials and if regulatory approval is obtained, by patients who receive and by healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that sell COMP360 psilocybin therapy or any future therapeutic candidates. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our investigational COMP360 psilocybin therapy or any future therapeutic candidates or any prospects for commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If COMP360 or any future therapeutic candidates causes adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use COMP360 or any future therapeutic candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:
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

Risks Related to Regulatory Compliance
Psilocybin and psilocin are listed as Schedule I controlled substances under the CSA in the United States, and similar controlled substance legislation in other countries and any significant breaches in our compliance with these laws and regulations, or changes in the laws and regulations, may result in interruptions to our development activity or business continuity.
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
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the UK and the U.S., and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from manufacturing COMP360 and developing and selling our investigational COMP360 psilocybin therapy or any future therapeutic candidates outside of the United States, which could limit our growth potential and increase our development costs.
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
Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty regarding data protection regulation in the United Kingdom. Following the United Kingdom’s withdrawal from the EU on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and EU, the GDPR continued to have effect in law in the United Kingdom, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the EU for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments, etc) (EU Exit) Regulations 2019)). However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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
In order to manage our contracts with contractors, we ensure that such contractors are appropriately licensed at the state and federal level in the United States, and at the appropriate level in other territories. Were such contractors to operate outside the terms of these licenses, we may experience an adverse effect on our business, including the pace of development of our investigational COMP360 psilocybin therapy, any future therapeutic candidate.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Even if patents do successfully issue and even if such patents cover COMP360 and any future therapeutic candidates, third parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation proceedings in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. For example, in December 2021, a third party filed two petitions requesting post grant review of two of our patents (U.S. Patent 10,947,257 and U.S. Patent 10,954,259) before the Patent Trial & Appeal Board of the U.S. Patent and Trademark Office, or the USPTO Board. On June 22, 2022, the USPTO Board issued decisions in both cases denying institution of post grant review on the merits of the arguments presented in each of the challenges. On July 22, 2022, the third-party challenger filed a request with the USPTO Board for rehearing of the USPTO Board’s decision. We cannot provide any assurances that we will successfully defend ourselves against this challenge or any future patent challenges
Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. In addition, patents and other intellectual property rights also will not protect our technology, COMP360 and any future therapeutic candidates if third parties, including our competitors, design around our protected technology and our investigational COMP360 psilocybin therapy and any future therapeutic candidates without infringing, misappropriating or otherwise violating our patents or other intellectual property rights. Moreover, some of our patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing therapies and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
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
If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for COMP360 or any future therapeutic candidates, we could experience delays in our research or planned clinical studies or commercialization. In addition, quality issues may arise during scale-up activities. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, a number of which have been fully approved. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, may significantly delay our clinical studies and the commercialization of our therapies, if approved, which would materially adversely affect our business, prospects, financial condition and results of operations.
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
We are subject to risks related to public health crises such as the on-going COVID-19 pandemic. The pandemic and policies and regulations implemented by governments in response to the pandemic, most of which have been lifted, have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical service and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

The future extent of the impact of the COVID-19 pandemic on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of additional or more infectious variants, or the effectiveness of actions to contain and treat coronavirus. On March 23, 2020, we paused the enrollment of new patients into our clinical trials, including our now completed Phase IIb clinical trial of COMP360 in TRD. There can be no guarantee we will not face difficulties or additional costs in enrolling patients in future clinical trials or that we will be able to achieve full enrollment of our studies within the timeframes we anticipate, or at all.
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
Any negative impact the COVID-19 pandemic has on patient enrollment or treatment or the development of our investigational COMP360 psilocybin therapy and any future therapeutic candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our investigational COMP360 psilocybin therapy and any future therapeutic candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. The COVID-19 pandemic, among other factors, has also in the past caused significant volatility in public equity markets and disruptions to the United States and global economies. Increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. We cannot currently predict the scope and severity of any potential future business shutdowns or disruptions, should they occur. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial conditions. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.
Our future growth and ability to compete effectively depends on our ability to manage senior management changes and our ability to retain our key personnel and recruit additional qualified personnel, and on the key personnel employed by our collaborative partners.
Our success depends upon the continued contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance.
In July 2022, we announced the separation of the Chief Executive Officer and chair of the board of directors positions, the appointment of Kabir Nath as our new Chief Executive Officer and the appointment of our co-founder George Goldsmith, who was our Chief Executive Officer until August 1, 2022, as Executive Chairman of the board of directors and Mr. Goldsmith will continue as the chair of the board of directors. We anticipate a transition period as we adjust to our new leadership structure and as our new Chief Executive Officer, who does not have prior experience as a Chief Executive Officer of a publicly traded company, is fully integrated into his role and our company. Leadership transitions are often difficult and create uncertainty. If we are not successful in managing this leadership transition or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, we have had other senior management changes within the past year, including hiring a new chief financial officer and general counsel, as well as the resignation of our president and Chief Operating Officer, whom we do not intend to replace. Further, these changes also increase our dependency on other members of our executive team and key managers and senior scientists. The loss of other key executives, managers and senior scientists could delay our research and development activities. In addition, our ability to compete in the highly competitive pharmaceutical industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
Our current and future digital technology solutions may involve the collection, storage, usage or disclosure of sensitive data, including protected health information, or PHI, and other types of personal data or personally identifiable information, or PII. For example, as part of our clinical trials, we may use digital technology solutions to record and analyze therapeutic sessions. We may also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information of ours and our third-party collaborators.

We may also be highly dependent on information technology networks and systems, including the internet and external cloud providers, to securely process, transmit and store this critical information. Security incidents or breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, could create system disruptions, shutdowns or unauthorized disclosure or modifications of confidential information, causing patient health information to be accessed, acquired or altered without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage and transmission of patient information, and other confidential and sensitive information as well as encryption of data at rest and in transit, along with appropriate system logging and access controls, and therefore rely on third parties to manage functions that have material cybersecurity risks. We take certain administrative and technological safeguards to address these risks, such as by requiring outsourcing contractors who handle or subcontract the handling of patient information for us to enter into agreements that contractually obligate those contractors and any subcontractors to use reasonable efforts to safeguard PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our digital technology solutions and tools, and our ability to conduct our clinical trials may be negatively impacted, including patient enrollment in clinical trials and therapist recruitment for our clinical trials, and we may suffer loss of reputation, adverse impacts on patients, physicians, clinical trial sites and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption of access, improper or unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of patient information or other personal information, such as HIPAA, and the GDPR, the CCPA, and regulatory penalties.

Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct clinical trials for COMP360 psilocybin therapy or any future therapeutic candidates, obtain regulatory approval of and commercialize COMP360 psilocybin therapy or any future therapeutic candidates, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future therapeutic candidates. Any such breach could also result in the compromise of our trade secrets and other proprietary information or that of third parties whose information we maintain, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Our current operations are headquartered in one location, and we or the third parties upon whom we depend may be adversely affected by natural disasters, as well as occurrences of civil unrest, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.
Our current business operations are headquartered in our offices in London, UK, with additional offices in New York and San Francisco in the United States. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including events of civil unrest that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates or interruption of our business operations. Such natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For risks in connection with the COVID-19 pandemic, see “ —A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital and our ability to conduct regular business and our financial results.”
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
•general economic, political, geopolitical and market conditions, including the recent significant increases in inflation in the United States, U.K. and Europe, and overall market volatility in the United States or the UK as a result of the COVID-19 pandemic or other pandemics, the conflict between Russia and Ukraine or similar events; and

•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. Broad market and industry factors may significantly affect the market price of our common stock unrelated to our actual operating performance. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $6.54 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through June 30, 2022. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Many members of our senior management and certain members of our board of directors are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtain in U.S. courts against them or us based on civil liability provisions of the U.S. federal securities laws.
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

The England and Wales Forum Provision and the U.S. Federal Forum Provision in our Articles may impose additional litigation costs on our shareholders in pursuing any such claims. Additionally, the forum selection clauses in our Articles may limit the ability of our shareholders to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts, including the courts of England and Wales and other courts within the United States, will enforce our U.S. Federal Forum Provision. If the U.S. Federal Forum Provision is found to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition. The U.S. Federal Forum Provision may also impose additional litigation costs on our shareholders who assert that the provision is not enforceable or invalid. The courts of England and Wales and the United States District Court for the Southern District of New York may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.
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
Based on our review of beneficial ownership reports filed with the SEC, we do not believe that we were classified as a CFC for the 2021 taxable year. However, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code.
Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.
We have incurred and will continue to incur increased costs as a result of operating as an English-domiciled public company listed in the United States, and our board of directors will be required to devote substantial time to new compliance initiatives and corporate governance practices.
As an English domiciled public company listed in the United States, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on foreign reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors, management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, each year in our annual reports on Form 10-K, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, we will not require an attestation report on internal control over financial reporting issued by our independent registered public accounting firm for the year ending December 31, 2022, because, based on our public float at June 30, 2022, we qualify as a smaller reporting company and will be considered a non-accelerated filer as of December 31, 2022. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if in future years an attestation report on internal control over financial reporting issued by our independent registered public accounting firm may be required and if our independent registered public accounting firm were to be unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to stockholder litigation, which could have an adverse impact on the market price or our common stock and cause us to incur additional expenses.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our securities less attractive to investors.

Beginning with this Quarterly Report on Form 10-Q, we have qualified as a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $560.0 million as of June 30, 2022, and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company for so long as (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. As a smaller reporting company, we may take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our ADSs and the price of our ADSs may be more volatile.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under the laws of England and Wales, conduct most of our operations outside the United States and many members of our senior management and certain members of our board of directors reside outside the United States.
We are incorporated and have our registered office in, and are currently existing under the laws of, England and Wales. In addition, most of our tangible assets are located, and many members of our senior management and certain of our directors reside, outside of the United States. As a result, it may not be possible to serve process within the United States on certain directors or us or to enforce judgments obtained in U.S. courts against such directors or us based on civil liability provisions of the securities laws of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.
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
More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities. See “Risks Related to the Ownership of Our ADSs—We have incurred and will continue to incur increased costs as a result of operating as an English public company listed in the United States, and our board of directors will be required to devote substantial time to new compliance initiatives and corporate governance practices.”
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock may decline.

General Risk Factors
Exchange rate fluctuations may materially affect our results of operations and financial condition.
Due to the international scope of our operations, our assets, earnings, expenses and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the pound sterling and the euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the pound sterling (except that the functional currency of our U.S. subsidiary is the U.S. dollar) and the majority of our operating expenses are paid in pound sterling. We also regularly acquire services, consumables and materials in U.S. dollars, pound sterling and the euro. Further potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates between the pound sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our annual financial statements for a description of foreign exchange risks.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. In February 2022, FDA announced it would resume routine domestic inspections. Ongoing travel restrictions and other uncertainties continue to impact oversight operations abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (i.e., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States and UK, have been affected from time to time by economic downturns or recessions, supply chain constraints, rising inflation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, rising interest rates and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine, the ongoing conflict and any further escalation of geopolitical tensions related to this conflict, including the imposition of sanctions by the United States and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates and increased volatility in financial markets. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.

A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency is the Pound Sterling, but we report our financial results in U.S. dollars. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in many years. Increased inflation may result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, increased interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of IPO Proceeds
On September 17, 2020, the Registration Statement on Form S-1 (File No. 333-248484) relating to our IPO was declared effective by the SEC. There has been no material change in the planned use of proceeds from our IPO as described in our IPO prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Appointment of New CEO
On August 1, 2022, the Company granted a non-qualified share option to purchase an aggregate of 600,000 shares to Kabir Nath in connection with his appointment as Chief Executive Officer. In accordance with NASDAQ Listing Rule 5635(c)(4), the non-qualified share option award was approved by Compensation Committee of the Company’s Board of Directors and made as a material inducement to Mr. Nath’s entry into employment with COMPASS as its new Chief Executive Officer. The non-qualified has an exercise price per share equal to $14.94, the closing price of the Company’s American Depositary Shares on the Nasdaq Global Select Market on the grant date. The non-qualified share option has a 10-year term and vests as to one-fourth on August 1, 2023 (the first anniversary of his employment commencement date) and as to the remaining three-fourths in equal monthly installments over the following 36 months, subject to Mr. Nath remaining an employee of the Company on the applicable vesting dates. The non-qualified share option has other terms that mirror those of non-qualified share options granted under COMPASS’s 2020 Plan and COMPASS’s standard form of non-qualified share option agreement. The Compensation Committee approved a new form of inducement non-qualified share option agreement. The foregoing description of the form of inducement non-qualified share option agreement is a summary and is qualified in its entirety by reference to the form of inducement non-qualified share option agreement, which is filed as Exhibit 10.3 to this quarterly report on Form 10-Q.
In accordance with the terms of his employment agreement, Kabir also received 50,000 restricted share units under the Company’s 2020 Plan, which vest in four equal annual installments commencing on August 1, 2023, subject to Mr. Nath remaining an employee of the Company on the applicable vesting dates.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
10.1	Employment Agreement dated August 1, 2022 by and between COMPASS Pathways plc and Kabir Nath.	Form 8-K	001-39522	10.1	7/19/2022
10.2	Amendment to Employment Agreement dated September 14, 2020 by and between COMPASS Pathways plc and George Goldsmith.	Form 8-K	001-39522	10.2	7/19/2022
10.3*	Form of Inducement Award Non-Qualified Share Option Agreement.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_________________

*    Filed herewith
**     The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS PATHWAYS PLC

Date:	August 4, 2022	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Michael Falvey
Michael Falvey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

