Form 10-Q
period 2022-09-30
COMPASS Pathways plc
filed 2022-11-03
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

The registrant had 42,576,544 shares of common stock outstanding as of November 2, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress and results of our investigational COMP360 psilocybin therapy, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, including the timing of the launch and completion of our Phase 3 clinical program for treatment-resistant depression, or TRD, the period during which the results of the trials will become available and our research and development programs;
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
•our ability to identify new indications for COMP360 beyond our current primary focuses on TRD, anorexia nervosa, and post-traumatic stress disorder, or PTSD;
•our ability to identify, develop or acquire digital technologies to enhance our administration of our investigational COMP360 psilocybin therapy;
•our ability to leverage our technology and drug development candidates to advance new psychedelic compounds in other areas of unmet mental health need;
•our ability to successfully establish and maintain Centers of Excellence and our ability to achieve our goals with respect to the Center for Mental Health Research and Innovation;
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
•the effect of global financial, economic and geopolitical events, including fluctuations in the stock market, rising interest rates and inflation, and foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, on our business;
•the effect of the COVID-19 pandemic, including the emergence of any variants or any future mitigation efforts and current or future economic effects, on any of the foregoing or other aspects of our business or operations;
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
You should not rely upon forward-looking statements as predictions of future events, which speak only as of the date made. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Except as otherwise required by the securities laws of the United States, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
•We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin therapy. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves;
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
•COMP360 is, and any future therapeutic candidates we may develop may be, subject to controlled substance laws and regulations in the jurisdictions where our products, if approved, may be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, or changes in these laws and regulations may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. In addition, during the review process of COMP360, and prior to any approval, the U.S. Food and Drug Administration, or FDA, and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential, which may delay approval and any potential rescheduling process;
•COMP360 contains controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding COMP360, in particular, and psilocybin-based therapies, in general, or our current or future investigational therapies using psilocybin may negatively influence the success of these therapies;
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
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Economic uncertainty and worsening or deteriorating global economic conditions and financial market conditions may materially and adversely affect our business, including our ability to raise capital and our financial results;
•A pandemic, epidemic, or outbreak of an infectious disease, or new variant of COVID-19, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results;
•We face substantial competition and our competitors may discover, develop or commercialize therapies before or more successfully than us, which may result in the reduction or elimination of our commercial opportunities;
•Our business is subject to economic, political, regulatory and other risks associated with international operations; and
•We previously identified and subsequently remediated material weaknesses in our internal control over financial reporting. We may identify future material weaknesses in our internal controls over financial reporting. If we fail to maintain effective internal controls, we may be unable to produce accurate and timely financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our ADS price.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,076	$273,243
Restricted cash	155	104
Prepaid income tax	465	332
Prepaid expenses and other current assets	44,755	21,621
Total current assets	218,451	295,300
NON-CURRENT ASSETS:
Investment	432	525
Property and equipment, net	555	398
Operating lease right-of-use assets	2,338	3,696
Deferred tax assets	2,445	766
Other assets	299	213
Total assets	$224,520	$300,898
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,885	$2,564
Accrued expenses and other liabilities	7,817	10,308
Operating lease liabilities - current	1,831	2,235
Total current liabilities	29,533	15,107
NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	425	1,379
Total liabilities	29,958	16,486

Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 42,554,384 and 42,019,874 shares authorized, issued and outstanding at September 30, 2022 and December 31, 2021, respectively	440	435
Deferred shares, £21,921.504 par value; one share authorized, issued and outstanding at September 30, 2022 and December 31, 2021	28	28
Additional paid-in capital	454,957	444,750
Accumulated other comprehensive (loss)/income	(30,643)	8,840
Accumulated deficit	(230,220)	(169,641)
Total shareholders' equity	194,562	284,412
Total liabilities and shareholders' equity	$224,520	$300,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
OPERATING EXPENSES:
Research and development	$13,977	$12,197	$45,259	$30,434
General and administrative	11,559	9,571	32,953	24,464
Total operating expenses	25,536	21,768	78,212	54,898
LOSS FROM OPERATIONS:	(25,536)	(21,768)	(78,212)	(54,898)
OTHER INCOME, NET:
Other income, net	3,206	—	3,580	2
Foreign exchange gains	1,096	3,364	4,387	2,171
Benefit from R&D tax credit	2,983	2,618	9,982	6,733
Total other income, net	7,285	5,982	17,949	8,906
Loss before income taxes	(18,251)	(15,786)	(60,263)	(45,992)
Income tax expense	(120)	(63)	(316)	(100)
Net loss	(18,371)	(15,849)	(60,579)	(46,092)
Other comprehensive loss:
Foreign exchange translation adjustment	(15,156)	(8,401)	(39,483)	(6,768)
Comprehensive loss	(33,527)	(24,250)	(100,062)	(52,860)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.43)	$(0.38)	$(1.43)	$(1.17)
Weighted average ordinary shares outstanding—basic and diluted	42,525,855	41,708,220	42,377,895	39,378,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/ INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2020	35,930,331	$367	1	$28	$279,480	$14,585	$(97,899)	$196,561
Exercise of share options	581,328	6	—	—	992	—	—	998
Issuance of shares due to options exercised in previous year	232,227	3	—	—	(3)	—	—	—
Share-based compensation expense	—	—	—	—	1,666	—	—	1,666
Unrealized gain on foreign currency translation	—	—	—	—	—	1,988	—	1,988
Net loss	—	—	—	—	—	—	(12,715)	(12,715)
Balance at March 31, 2021	36,743,886	$376	1	$28	$282,135	$16,573	$(110,614)	$188,498

Issuance of ordinary shares, net of issuance costs	4,600,000	51	—	—	154,743	—	—	154,794
Exercise of share options	351,449	4	—	—	43	—	—	47
Share-based compensation expense	—	—	—	—	1,904	—	—	1,904
Unrealized loss on foreign currency translation	—	—	—	—	—	(355)	—	(355)
Net loss	—	—	—	—	—	—	(17,528)	(17,528)
Balance at June 30, 2021	41,695,335	$431	1	$28	$438,825	$16,218	$(128,142)	$327,360

Exercise of share options	23,238	—	—	—	23	—	—	23
Vesting of restricted stock units	12,607	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,287	—	—	2,287
Unrealized loss on foreign currency translation	—	—	—	—	—	(8,401)	—	(8,401)
Net loss	—	—	—	—	—	—	(15,849)	(15,849)
Balance at September 30, 2021	41,731,180	$431	1	$28	$441,135	$7,817	$(143,991)	$305,420

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/ INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2021	42,019,874	$435	1	$28	$444,750	$8,840	$(169,641)	$284,412
Exercise of share options	376,158	4	—	—	393	—	—	397
Vesting of restricted stock units	68,534	1	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,128	—	—	3,128
Unrealized loss on foreign currency translation	—	—	—	—	—	(7,193)	—	(7,193)
Net loss	—	—	—	—	—	—	(21,171)	(21,171)
Balance at March 31, 2022	42,464,566	$440	1	$28	$448,271	$1,647	$(190,812)	$259,574

Exercise of share options	55,727	—	—	—	4	—	—	4
Vesting of restricted stock units	2,104	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,178	—	—	3,178
Unrealized loss on foreign currency translation	—	—	—	—	—	(17,134)	—	(17,134)
Net loss	—	—	—	—	—	—	(21,037)	(21,037)
Balance at June 30, 2022	42,522,397	$440	1	$28	$451,453	$(15,487)	$(211,849)	$224,585

Exercise of share options	29,887	—	—	—	—	—	—	—
Vesting of restricted stock units	2,100	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,504	—	—	3,504
Unrealized loss on foreign currency translation	—	—	—	—	—	(15,156)	—	(15,156)
Net loss	—	—	—	—	—	—	(18,371)	(18,371)
Balance at September 30, 2022	42,554,384	$440	1	$28	$454,957	$(30,643)	$(230,220)	$194,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,579)	$(46,092)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	234	123
Non-cash gain on foreign currency remeasurement	3,842	31
Non-cash share-based compensation	9,810	5,857
Non-cash lease expenses	1,610	1,023
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(30,141)	(6,798)
Deferred and prepaid tax assets	(1,813)	(631)
Other assets	(306)	(168)
Operating lease liabilities	(1,571)	(1,023)
Accounts payable	20,018	36
Accrued expenses and other liabilities	(1,253)	2,266
Net cash used in operating activities	(60,149)	(45,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(489)	(241)
Net cash used in investing activities	(489)	(241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	—	154,794
Proceeds from exercise of share options	401	1,047
Net cash provided by financing activities	401	155,841
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(39,879)	(6,517)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(100,116)	103,707
Cash, cash equivalents and restricted cash, beginning of the period	273,347	190,356
Cash, cash equivalents and restricted cash, end of the period	$173,231	$294,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$796	$5,599
Proceeds from exercise of options were received and recorded in other current assets	$—	$21
Deferred issuance costs included in accrued expenses	$—	$234
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$173,076	$293,959
Short-term restricted cash	155	104
Total cash, cash equivalents and restricted cash	$173,231	$294,063

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
The Company is subject to risks and uncertainties common to clinical stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary intellectual property and technology, compliance with government regulations and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s therapeutic development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from sales.
The Company has funded its operations primarily with proceeds from the sale of its convertible preferred shares, the issuance of convertible notes, and more recently through the sale of American Depository Shares, or ADSs, in connection with the Company’s initial public offering, or the IPO, in September 2020, and its $154.8 million May 2021 follow-on offering. On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. The Company has not yet sold any ADSs under this at-the-market offering. The Company has incurred recurring losses since its inception, including net losses of $60.6 million and $46.1 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $230.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
The Company believes the cash and cash equivalents on hand as of September 30, 2022 of $173.1 million will be sufficient to fund its operating expenses and capital expenditure requirements into 2024. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. There can be no assurance that additional funding will be available on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
As the COVID-19 pandemic continues to evolve, the Company continues to assess its business plans and the additional impact which resurgences or the emergence of new variants of COVID-19 may have on its ability to advance the development and manufacturing of COMP360 as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom it relies, or to raise further financing to support the development of its investigational COMP360 psilocybin therapy. While many measures have been put in place to attempt to contain the spread of COVID-19 resurgences, including existing or future variants, no assurances can be given that the Company will avoid any future impact from the ongoing COVID-19 pandemic or the emergence of new variants, including any direct or indirect impacts arising as a result of downturns in business sentiment generally or in its sector in particular, impacts on global supply chains, or other effects. The Company cannot currently predict the scope and severity of any future potential business shutdowns or disruptions, but if the Company or any of the third parties on whom it relies or with whom the Company conducts business were to experience additional shutdowns or other business disruptions, the Company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and adversely impacted.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations and comprehensive loss for the three months and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021.
The results for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future years or periods. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 24, 2022.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the prepayment and accrual for research and development expenses, discount rates for leases, the fair value of ordinary shares before the Company’s IPO, share-based compensation and the research and development tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company does not currently have any material cash equivalents.
Restricted Cash
Restricted cash as of September 30, 2022 and December 31, 2021 represents a collateral deposit for employee credit cards.
Investment
The investment does not have readily determinable fair value and it is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value up to the original cost, in circumstances where the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee.
Fair Value Measurements
Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the inputs for the first two are considered observable and the inputs for the last are considered unobservable:
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
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the nine months ended September 30, 2022 and 2021.
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

Research Contract Costs, Prepayments and Accruals
The Company has entered into various research and development-related contracts with research institutions and other companies. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. The Company records prepayments and accruals for estimated ongoing research costs and receives updated estimates of costs and amounts owed on a monthly basis from its third-party service providers. When evaluating the adequacy of the prepayments and accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted cost estimates from third-party service providers. Estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical prepayments and accrual estimates have not been materially different from the actual costs.
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
On October 1, 2021, the Company launched the Share Incentive Plan, or the SIP, and Employee Share Purchase Plan, or the ESPP, through which employees can purchase shares at a discounted price. The Company estimated the fair value of stock options and shares to be issued under the SIP and ESPP using the Black-Scholes option-pricing model on the date of grant. The fair value of shares to be issued under these plans are recognized and amortized on a straight-line basis over the purchase period, which is generally six months.
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
Fair value of ordinary shares. Given the absence of an active market for the Company’s ordinary shares prior to the IPO, the Company and the board of directors of the Company, the members of which the Company believes have extensive business, finance, and venture capital experience, were required to estimate the fair value of the Company’s ordinary shares at the time of each grant of a stock-based award prior to the IPO. The grant date fair value of restricted ordinary shares and share options were calculated based on the grant date fair value of the underlying ordinary shares. The Company calculated the fair value of the ordinary shares in accordance with the guidelines in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the “Practice Aid”. The Company’s valuations of ordinary shares were prepared using a market approach, based on precedent transactions in the shares, to estimate the Company’s total equity value using an option-pricing method, or OPM. After the Company’s IPO, the fair value of ordinary shares is determined by reference to the closing price of ADSs on the Nasdaq Global Select Market on the day prior to or day of the grant.

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
Leases
Effective January 1, 2021, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, using the modified retrospective method and utilizing the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under ASC 840, Leases, or ASC 840. The Company has elected to apply the package of three expedients to all of its leases requiring (1) no reassessment of whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, or (3) the capitalization of initial direct costs for any existing leases. Adoption of this standard resulted in the recording of operating lease right-of-use assets and current operating lease liabilities of $1.0 million, on the Company’s balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s statements of operations and comprehensive loss, statements of cash flows or accumulated deficit. Refer to Note 11 for right-of-use assets and liabilities recorded during the periods ended September 30, 2022 and 2021 respectively.
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
Foreign Currency Translation
The Company maintains its condensed consolidated financial statements in its functional currency, which is Pound Sterling. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other income, net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded foreign exchange gains of approximately $1.1 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded a foreign exchange gain of $4.4 million and $2.2 million respectively. These gains arise from U.S. dollars which are held in a financial institution in one of our UK subsidiaries that has a functional currency of Pound Sterling.

For financial reporting purposes, the condensed consolidated financial statements of the Company have been presented in the U.S. dollar, the reporting currency. The financial statements of entities are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, expenses and other income, net are translated at the average exchange rates for the periods presented and shareholders’ equity is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.
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
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that deferred tax assets will be recovered in the future to the extent management believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
The Company accounts for uncertainty in income taxes in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the condensed consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of September 30, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021 no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.
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
The UK research and development tax credit is fully refundable to the Company and is not dependent on current or future taxable income. As a result, the Company has recorded the entire benefit from the UK research and development tax credit as a benefit which is included in net loss before income tax and accordingly, not reflected as part of the income tax provision. If, in the future, any UK research and development tax credits generated are needed to offset a corporate income tax liability in the UK, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within other income, net.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months and nine months ended September 30, 2022 and 2021, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.
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
Derivatives
The Company enters into foreign currency contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company does not enter into foreign currency contracts for speculative purposes. The Company recognizes derivative instruments, which do not qualify for hedge accounting, as either assets or liabilities on the balance sheet at fair value. The Company records changes in the fair value (gains or losses) of the derivatives in the accompanying Consolidated Statement of Operations and Comprehensive Loss as Other income, net.
3. Fair Value Measurements
There are no financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. Management believes that the carrying amounts of the Company’s condensed consolidated financial instruments, including cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.

4. Investment
On March 6, 2020, the Company made a strategic investment of $0.5 million to acquire an 8% (on a fully diluted basis) shareholding in Delix Therapeutics, Inc., a drug discovery and development company researching novel small molecules for use in Central Nervous System, or CNS, indications. The Company’s investment in Delix Therapeutics, Inc. does not provide it with significant influence over the investee. The investment does not have a readily determinable fair value and therefore will be measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This investment will be measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the condensed consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of September 30, 2022, no impairment loss was recognized.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
UK R&D tax credit	$16,774	$9,587
Prepaid insurance premium	3,068	3,359
Prepaid research and development	22,203	4,562
VAT recoverable	1,348	1,629
Deferred offering costs	—	840
Security deposit	89	274
Other current assets	1,273	1,370
	$44,755	$21,621
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Lab equipment	$342	$370
Office equipment	443	315
Furniture and fixtures	80	65
Leasehold improvements	85	6
	950	756
Less: accumulated depreciation	(395)	(358)
	$555	$398
Depreciation and amortization expenses were less than $0.1 million and $0.2 million for the three months and nine months ended September 30, 2022 respectively. For the three months and nine months ended September 30, 2021, depreciation and amortization expenses were also less than $0.1 million and $0.1 million, respectively.

7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development expense	$1,366	$3,043
Accrued professional expenses	1,463	1,386
Accrued compensation and benefit costs	3,810	5,018
Payroll tax payable	433	593
Other liabilities	745	268
	$7,817	$10,308
8. Ordinary Shares
During the nine months ended September 30, 2022, the Company issued in total 461,772 ordinary shares to settle share options exercised by employees and non-employees compared to 1,188,242 in the nine months ended September 30, 2021. Of the shares issued in the nine months ended September 30, 2021, 232,227 were related to options exercised in 2020 for which shares were delivered in 2021.
During the nine months ended September 30, 2022, a total of 72,738 ordinary shares were issued in settlement of restricted share units, of which 14,863 vested and were issued during the nine months ended September 30, 2022 and 57,875 vested but had not been issued at December 31, 2021. As of September 30, 2022, there were 17,112 restricted shares vested but not settled.
In the nine months ended September 30, 2021, 56,887 restricted share units vested, of which 12,607 ordinary shares were issued in settlement of the vested restricted shares units on August 13, 2021. No ordinary shares were issued for the vested restricted share units of 44,280 in the nine months ended September 30, 2021.
On May 4, 2021, the Company sold 4,000,000 ordinary shares in connection with its follow-on offering. On May 19, 2021 the underwriters exercised their option to purchase an additional 600,000 ordinary shares. This capital raise resulted in net proceeds of approximately $154.8 million after deducting underwriting fees and offering costs.
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through September 30, 2022, no cash dividends had been declared or paid by the Company.
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
As of September 30, 2022, the Company was authorized to issue a total of 1,602,117 ordinary shares underlying outstanding options granted under the 2017 Plan prior to the IPO.
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
2020 Employee Share Purchase Plan
The Company’s 2020 Employee Share Purchase Plan, or the ESPP, was adopted by the Board in September 2020 and approved by shareholders in September 2020 and became effective upon the effectiveness of the Company’s Registration Statement on Form F-1 in connection with the IPO. The ESPP initially reserved and authorized the issuance of up to a total of 340,053 ordinary shares to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through termination of the 2020 Plan, by the lesser of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31, (ii) 510,080 ordinary shares or (iii) such lesser number of ordinary shares as determined by the plan administrator. The number of shares reserved under the ESPP is subject to change in the event of a share split, share dividend or other change in our capitalization.
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
Options granted under the 2020 Plan generally expire 10 years from the date of grant and typically vest over a 4 year service period with 25% of the options vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years.
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by our compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 3,755,119 shares as of September 30, 2022, of which 761,700 shares remained available for future grant.
The options granted in 2022 under the 2020 Plan to employees generally expire 10 years from the date of grant. There are three potential vesting conditions for the 2022 grants including: (i) 25% per year over four year service period, (ii) four year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years; and (iii) monthly vesting over four year service period.
During the nine months ended September 30, 2022 and 2021, the Company granted options to purchase 1,400,783 and 752,702 ordinary shares to employees and non-employees, respectively.

2022 Inducement Option Award
On August 1, 2022, the Company granted to our new chief executive officer a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant. The non-qualified share option has a 10 year term and vests as to one-fourth on August 1, 2023 and as to the remaining three-fourths in equal monthly installments over the following 36 months. The non-qualified share option has other terms that mirror those of non-qualified share options granted under the Company’s 2020 Plan and the Company’s standard form of non-qualified share option agreement.

Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the nine months ended September 30, 2022 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2021	115,140	$10.19
Granted	143,830	$14.89
Vested	(31,975)	$9.94
Forfeited	(600)	$14.68
Unvested and Outstanding as of September 30, 2022	226,395	$11.59
As of September 30, 2022 and 2021, there was $2.2 million and $1.6 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 3.0 years and 2.95 years, respectively. The exercise price of restricted share units is at a nominal value less than £0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,915,503	$13.53	8.64	$51,162
Granted	2,000,783	$13.86
Exercised	(461,772)	$0.77
Forfeited	(418,591)	$9.38
Outstanding as of September 30, 2022	5,035,923	$14.28	8.60	$17,846
Exercisable as of September 30, 2022	2,106,737	$7.07	7.82	$15,544
Unvested as of September 30, 2022	2,929,746	$16.68	9.16	$2,302
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $5.5 million and $41.8 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $10.29 and $22.71 per share during the nine months ended September 30, 2022, and 2021, respectively.
As of September 30, 2022 and 2021, there was $30.7 million and $27.6 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 2.97 years and 3.2 years, respectively.

Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the nine months ended September 30, 2022, and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected option life (years)	6.08	6.07	5.94	6.07
Expected volatility	81.40%	66.90%	80.72%	67.20%
Risk-free interest rate	2.70%	0.96%	2.15%	0.91%
Expected dividend yield	—%	—%	—%	—%
Fair value of underlying ordinary shares	$14.41	$34.83	$14.48	$37.65
Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	1,936	1,288	5,558	3,023
General and administrative	1,568	999	4,252	2,834
Total stock based compensation expense	$3,504	$2,287	$9,810	$5,857

10. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(18,371)	$(15,849)	$(60,579)	$(46,092)
Net loss attributable to ordinary shareholders - basic and diluted	$(18,371)	$(15,849)	$(60,579)	$(46,092)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	42,525,855	41,708,220	42,377,895	39,378,824
Net loss per share - basic and diluted	$(0.43)	$(0.38)	$(1.43)	$(1.17)

The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, and options granted, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the three months and nine months ended September 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested restricted share units	226,395	160,595	226,395	160,595
Vested restricted share units, for which shares are not in issue	17,112	44,280	17,112	44,280
Share options	5,035,923	4,092,496	5,035,923	4,092,496
	5,279,430	4,297,371	5,279,430	4,297,371

11. Right of use of assets
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
In August 2022, the Company entered into a twelve month membership agreement with WeWork for rentable office space. The membership is cancellable with 90 days’ notice. This membership is accounted for as a short-term lease as the Company is not reasonably certain to extend the lease beyond twelve months and is therefore not recognized on the Company’s condensed consolidated balance sheets.
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
San Francisco, CA
In August 2021, the Company entered into an operating lease commencing in August 2021 for approximately 2,526 rentable square feet located in San Francisco, California. The total monthly rent for the lease term is $10,000 per month, and the Company paid $9,000 of advanced rent upon lease execution. Additionally, the Company paid a refundable security deposit of $20,000 upon execution of the lease. In September 2022, the Company entered into a lease extension, which is set to expire on October 31, 2022.

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
The following table summarizes our costs included in our condensed consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered into through September 30, 2022 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Lease cost
Operating lease cost	$1,718	$1,023
Variable lease cost	—	(45)
Short-term lease cost	111	86
	$1,829	$1,064
Other information:
Cash paid for amounts included in the measurement of lease liabilities:	$1,679	$1,018
Operating cash flows used in operating leases	796	5,599
Weighted average remaining lease term (in years)	1.5	1.9
Weighted average discount rate	4.96%	4.99%
The following table summarizes the future minimum lease payments due under operating leases as of September 30, 2022, (in thousands):

December 31, 2022	506
December 31, 2023	1,416
December 31, 2024	201
December 31, 2025	201
December 31, 2026	51
Total future minimum lease payments	$2,375
Less: imputed interest	(119)
Total	$2,256
12. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of September 30, 2022, or 2021.
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

13. Employee Benefit Plans
In the UK, the Company makes contributions to private defined contribution pension schemes on behalf of its employees. The Company paid $0.2 million and less than $0.1 million in contributions for the nine months ended September 30, 2022, and 2021, respectively.
In the United States, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company paid $0.1 million and less than $0.1 million in contributions in the nine months ended September 30, 2022 and 2021, respectively.

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
Our initial focus is on treatment-resistant depression, or TRD, a subset of major depressive disorder, or MDD, comprising patients who are inadequately served by the current treatment paradigm. Early signals from academic studies, using formulations of psilocybin not developed by us, have shown that psilocybin therapy may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. We have developed a proprietary, high-purity polymorphic crystalline formulation of psilocybin, COMP360. In 2019, we completed a Phase 1 clinical trial administering COMP360, along with psychological support, to 89 healthy volunteers. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase 2b studies. On November 9, 2021, we announced positive top-line results from our Phase 2b clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of treatment-resistant depression. This was the largest, randomized, controlled, double-blind psilocybin therapy clinical trial ever completed. The top-line results from the 233-participant trial showed a rapid and sustained response for patients receiving a single dose of COMP360 psilocybin with psychological support. The trial achieved its primary endpoint for the highest dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant reduction in depressive symptom severity after three weeks compared with the COMP360 1mg arm.

On November 3, 2022, The New England Journal of Medicine, the world’s leading peer-reviewed medical journal, published the positive results from our Phase 2b trial of COMP360 psilocybin therapy for TRD. We believe that COMP360 psilocybin therapy – combining COMP360 psilocybin with psychological support from specially trained therapists – could offer a new approach to depression care.

We anticipate the initiation of a Phase 3 program in the fourth quarter of 2022. The Phase 3 program is composed of three clinical trials, two pivotal trials and one long-term follow-up. The pivotal program design is as follows:

• Pivotal trial 1 (COMP 005) (n=378): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in the Company’s Phase 2b trial (n=233). We expect top-line data by the end of 2024.

• Pivotal trial 2 (COMP 006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate if a second dose can increase treatment responders and/or improve response seen in the Company’s Phase 2b trial and explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. We expect top-line data by mid-2025.

• The primary endpoint in both pivotal trials is the change from baseline in MADRS total score at Week 6.

Beyond TRD, we have on-going Phase 2 trials in anorexia nervosa and PTSD. We are conducting a double-blind randomised controlled Phase 2 clinical trial investigating the efficacy of COMP360 psilocybin, administered with psychological support, in people with anorexia nervosa. It is a multicenter study and will enroll 60 patients. We are conducting a Phase 2 clinical trial to assess the safety and tolerability of COMP360 psilocybin therapy in PTSD. It is a multicenter, fixed-dose open label study and will enroll 20 participants.
Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes, our initial public offering, or IPO, and our follow-on offering completed in May 2021, or Follow-On Offering, of American Depositary Shares, or ADSs, representing our ordinary shares in September 2020 and May 2021, respectively. Through September 30, 2022, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million from sales of ADSs in our IPO and $154.8 million from sales of ADSs in our Follow-On Offering. In October 2021, we entered into a Sales Agreement with Cowen and Company, LLC, under which we may issue and sell from time to time up to $150.0 million of our ADSs at market prices. We have not yet sold any ADSs under this at-the-market facility.
We have incurred significant operating losses since our inception. We incurred total net losses of $60.6 million and $46.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $230.2 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin therapy for TRD, and we expect they will continue to increase as we increase our headcount and commence our Phase 3 program in TRD for our investigational COMP360 psilocybin therapy candidate and conduct our Phase 2 studies for anorexia nervosa and PTSD and, potentially including expanding into additional indications, and initiate preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Our ability to raise additional funds may also be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from the COVID-19 pandemic, the hostilities in Ukraine, and increasing interest rates and rates of inflation. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of September 30, 2022, we had cash and cash equivalents of $173.1 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, the hostilities in Ukraine, increasing rates of inflation, rising interest rates and fluctuations in foreign exchange rates.

The COVID-19 pandemic continues to evolve, and we will continue to monitor any developments. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain contingencies, including the evolution of the disease and spread of new variants of COVID-19. The COVID-19 pandemic or other public health crises could in the future delay enrollment in and completion of our clinical trials, interrupt our clinical trial activities, our supply chain, our employees or the employees of research sites and service providers, such as therapists, suppliers, contract research organizations, or CROs, and contract manufacturing organizations, or CMOs.

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
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase over the next several years as we: (i) seek to complete the clinical development for our investigational COMP360 psilocybin therapy for TRD; (ii) fund research for our investigational COMP360 psilocybin therapy in other neuropsychiatric indications, including anorexia nervosa and PTSD; (iii) seek to develop digital technologies to complement and augment our therapies, and seek to access other novel drug candidates for development in neuropsychiatric and related indications; (iv) improve the efficiency and scalability of our third-party manufacturing processes and supply chain; and (v) build our third-party or in-house process development, analytical and related capabilities, increase personnel costs and prepare for regulatory filings related to our potential or future therapeutic candidates.
The successful development and commercialization of our investigational COMP360 psilocybin therapy is highly uncertain. This is due to the numerous risks and uncertainties associated with development and commercialization, including the following:
•successful enrollment in and completion of clinical trials and preclinical studies, including our Phase 3 clinical trials in TRD;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials and our ability to raise capital on favorable terms or at all;
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
We also anticipate we will continue to incur increased accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company and as a result of our loss of Foreign Private Issuer, or FPI, status and resulting transition to a U.S. domestic filer effective January 1, 2022. Additionally, if and when we believe a regulatory approval of a therapeutic candidate appears likely, we anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.

Other Income, Net
Other Income
Other income relates to interest earned on cash balances.
Foreign exchange gains
Foreign exchange gains consist of foreign exchange impacts arising from foreign currency transactions, primarily related to U.S. dollars maintained in a bank account in a Pounds Sterling functional currency entity.
Benefit from Research and Development Tax Credit
Benefit from R&D tax credit consists of the R&D tax credit received in the UK, which is recorded within other income, net. As a company that carries out extensive research and development activities, we seek to benefit from the Small and Medium Enterprise, or SME, Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive income.
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being carried in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the three months and nine months ended September 30, 2022 and 2021. We expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
The UK R&D tax credit is fully refundable to us and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the UK research and development tax credit as a benefit which is included in our net loss before income tax and, accordingly, not reflected as part of the income tax provision. If, in the future, any UK R&D tax credits generated are needed to offset a corporate income tax liability in the UK, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within other income, net.
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
During the nine months ended September 30, 2022 and 2021, the Company recorded a tax provision of $0.3 million and $0.1 million, related to its income tax obligations of its operating company in the US, which generates a profit for tax purposes. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the nine months ended September 30, 2022 and 2021, the Company excluded the UK from the calculation of the AETR as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

Results of Operations
Comparison For The Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021	Change
OPERATING EXPENSES:
Research and development	$45,259	$30,434	$14,825
General and administrative	32,953	24,464	8,489
Total operating expenses	78,212	54,898	23,314
LOSS FROM OPERATIONS	(78,212)	(54,898)	(23,314)
OTHER INCOME, NET:
Other income	3,580	2	3,578
Foreign exchange gains	4,387	2,171	2,216
Benefit from R&D tax credit	9,982	6,733	3,249
Total other income, net	17,949	8,906	9,043
Loss before income taxes	(60,263)	(45,992)	(14,271)
Income tax expense	(316)	(100)	(216)
Net loss	$(60,579)	$(46,092)	$(14,487)
Research and Development
The table below summarizes our research and development expenses incurred for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Development expenses	$22,190	$17,726	$4,464
Personnel expenses	12,265	7,174	5,091
Non-cash share-based compensation expense	5,558	3,023	2,535
Other expenses	5,246	2,511	2,735
Total research and development expenses	$45,259	$30,434	$14,825
Research and development expenses increased by $14.8 million to $45.3 million for the nine months ended September 30, 2022, from $30.4 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily attributable to:
•an increase of $4.5 million in external development expenses, which primarily related to $3.1 million for the cost of preclinical studies, $1.3 million in drug development and manufacturing costs, $0.4 million in costs for digital activities and $0.2 million in therapist training costs, offset by a $0.5 million decrease in clinical trial expenses;
•an increase of $5.1 million in personnel expenses, primarily as a result of hiring additional personnel in our research and development departments to support the expansion of our digital, preclinical and clinical activities;
•an increase of $2.5 million in non-cash share-based compensation expense due to increased staffing levels year over year, and the inducement grant awarded to our new chief executive officer in August 2022, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021; and
•an increase of $2.7 million in other expenses, which was primarily related to increased external consulting expenses relating to pre-commercial and therapist training projects.
We expect research and development costs to continue to increase substantially in the near future, consistent with our plan to begin our Phase 3 program for COMP360 psilocybin therapy in TRD by the end of 2022.

General and Administrative
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022, and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Personnel expenses	$11,643	$9,520	$2,123
Non-cash share-based compensation expense	4,252	2,834	1,418
Legal and professional fees	9,232	5,493	3,739
Facilities and other expenses	7,826	6,617	1,209
Total general and administrative expenses	$32,953	$24,464	$8,489
General and administrative expenses increased by $8.5 million to $33.0 million for the nine months ended September 30, 2022 from $24.5 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $2.1 million in personnel expenses, primarily due to an increase in headcount related to the hiring of additional personnel in general, administrative and commercial departments to support our growth initiatives, including operating as a public company;
•an increase of $1.4 million in non-cash share-based compensation expense due to increased staffing levels year on year, and the inducement grant awarded to our new chief executive officer in August 2022, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021;
•an increase of $3.7 million in legal and professional fees, primarily related to expenses associated with external consulting, public relations, patent applications and legal advice as well as continuing costs associated with operating as a public company, and other corporate activities as we continue to grow our business; and
•an increase of $1.2 million in facilities and other expenses, mainly attributable to an increase of $0.9 million in information technology costs, in addition to increases of $0.3 million associated with Centers of Excellence costs, $0.3 million in office rental costs as a result of continued growth and $0.3 million in charitable donations and other expenses, offset by a decrease of $0.6 million in insurance and listing expenses.
We expect these general and administrative expenses to substantially increase consistent with our plans to increase our headcount as a result of ongoing requirements as a public company, in addition to ongoing research and development growth initiatives.
Other Income, Net
Other income
Other income was $3.6 million for the nine months ended September 30, 2022 and less than $0.1 million for the nine months ended September 30, 2021. The increase in other income primarily related to increased interest income as a result of higher interest rates on cash deposits in addition to a gain of $2.6 million recognized in connection with a forward exchange contract that we entered into and settled in the third quarter of 2022.
Foreign exchange gains
Foreign exchange gains increased by $2.2 million to a gain of $4.4 million for the nine months ended September 30, 2022 from a gain of $2.2 million for the nine months ended September 30, 2021, primarily related to gains arising from the translation of cash balances generated from the IPO proceeds and the Follow-On Offering proceeds that were maintained in U.S. dollars, which is different from the legal entity’s functional currency (Pound Sterling) giving rise to foreign currency gains. Currently, our U.S. dollar balances are held in a Pound Sterling functional currency legal entity and converted as required into Pound Sterling because the predominant cash outflows are Pound Sterling. As our operating model and business develops we will continually monitor and assess our legal entity structure and whether our future cash outflows continue to be reported in Pounds Sterling or in U.S. dollars, as well as the continuing impact of foreign exchange rates on our results of operations.

Benefit from Research and Development Tax Credit
During the nine months ended September 30, 2022 and 2021, we recognized an R&D tax credit from the UK as a benefit within other income, net of $10.0 million and $6.7 million, respectively. The tax credit receivable increased by $3.3 million in 2022 compared to 2021 in line with increased research and development activities.
Income tax expense
The income tax expense was $0.3 million for the nine months ended September 30, 2022 and less than $0.1 million for the nine months ended September 30, 2021. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.
Results of Operations
Comparison For The Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022	2021	Change
OPERATING EXPENSES:
Research and development	$13,977	$12,197	$1,780
General and administrative	11,559	9,571	1,988
Total operating expenses	25,536	21,768	3,768
LOSS FROM OPERATIONS	(25,536)	(21,768)	(3,768)
OTHER INCOME, NET:
Other income	3,206	—	3,206
Foreign exchange gains	1,096	3,364	(2,268)
Benefit from R&D tax credit	2,983	2,618	365
Total other income, net	7,285	5,982	1,303
Loss before income taxes	(18,251)	(15,786)	(2,465)
Income tax expense	(120)	(63)	(57)
Net loss	$(18,371)	$(15,849)	$(2,522)
Research and Development
The table below summarizes our research and development expenses incurred for the three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022	2021	Change
Development expenses	$5,694	$6,470	$(776)
Personnel expenses	3,888	3,054	834
Non-cash share-based compensation expense	1,936	1,288	648
Other expenses	2,459	1,385	1,074
Total research and development expenses	$13,977	$12,197	$1,780
Research and development expenses increased by $1.8 million to $14.0 million for the three months ended September 30, 2022, from $12.2 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily attributable to:
•a decrease of $0.8 million in development expenses due to increases of $1.2 million in preclinical costs and $0.3 million in drug development expenses, offset by a decrease of $2.3 million in clinical trial expenses;
•an increase of $0.8 million in personnel expenses, as a result of hiring additional personnel in our research and development departments to support the expansion of our digital, preclinical and clinical activities;

•an increase of $0.6 million in non-cash share-based compensation expense due to increased staffing levels year over year, and the inducement grant awarded to our new chief executive officer in August 2022, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021; and
•an increase of $1.1 million in other expenses, which was primarily related to increased external consulting expenses relating to pre-commercial and therapist training projects.
We expect research and development costs to continue to increase substantially in the near future, consistent with our plan to advance our investigational COMP360 psilocybin therapy through clinical development.
General and Administrative
The following table summarizes our general and administrative expenses for the three months ended September 30, 2022, and 2021 (in thousands):

	Three months ended September 30,
	2022	2021	Change
Personnel expenses	$4,381	$3,991	$390
Non-cash share-based compensation expense	1,568	999	569
Legal and professional fees	2,810	2,224	586
Facilities and other expenses	2,800	2,357	443
Total general and administrative expenses	$11,559	$9,571	$1,988
General and administrative expenses increased by $2.0 million to $11.6 million for the three months ended September 30, 2022 from $9.6 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $0.4 million in personnel expenses, primarily due to an increase in headcount related to the hiring of additional personnel in general, administrative and commercial functions to support our growth initiatives, including operating as a public company;
•an increase of $0.6 million in non-cash share-based compensation expense due to increased staffing levels year on year, and the inducement grant awarded to our new chief executive officer in August, 2022, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021;
•an increase of $0.6 million in legal and professional fees, primarily related to expenses associated with external consulting, public relations, patent applications and legal advice as well as continuing costs associated with operating as a public company, and other corporate activities as we continue to grow our business; and
•an increase of $0.4 million in facilities and other expenses, mainly attributable to an increase of $0.4 million in information technology expenses and an increase in Centers of Excellence costs of $0.1 million, offset by a decrease in listing expenses of $0.1 million.
We expect these general and administrative expenses to substantially increase consistent with our plans to increase our headcount as a result of ongoing requirements as a public company, in addition to ongoing research and development growth initiatives.
Other Income, Net
Other income
Other income was $3.2 million for the three months ended September 30, 2022 and $0 for the three months ended September 30, 2021. The increase in other income primarily related to increased interest income as a result of higher interest rates in addition to a gain of $2.6 million recognized in connection with a forward exchange contract that we entered into and settled in the third quarter of 2022.

Foreign exchange gains
Foreign exchange gains decreased by $2.3 million to a gain of $1.1 million for the three months ended September 30, 2022 from a gain of $3.4 million for the three months ended September 30, 2021, primarily related to gains arising from the translation of cash balances generated from the IPO proceeds and the Follow-On Offering proceeds that were maintained in U.S. dollars, which is different from the legal entity’s functional currency (Pound Sterling) giving rise to foreign currency gains. Currently, our U.S. dollar balances are held in a pound sterling functional currency legal entity and converted as required into Pound Sterling because the predominant cash outflows are Pound Sterling. As our operating model and business develops we will continually monitor and assess our legal entity structure and whether our future cash outflows continue to be reported in Pounds Sterling or in U.S. dollars, as well as the continuing impact of foreign exchange rates on our results of operations.
Benefit from Research and Development Tax Credit
During the three months ended September 30, 2022 and 2021, we recognized an R&D tax credit from the UK as a benefit within other income, net of $3.0 million and $2.6 million, respectively. The tax credit receivable increased by $0.4 million in 2022 compared to 2021 in line with increased research and development activities.
Income tax expense
The income tax expense was $0.1 million for the three months ended September 30, 2022 and less than $0.1 million for the three months ended September 30, 2021. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.
Liquidity and Capital Resources
We are a clinical-stage mental health care company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes and ADSs in our IPO and our Follow-On Offering. Through September 30, 2022, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million in net proceeds from sales of ADSs through our IPO, and $154.8 million in net proceeds from our Follow-On Offering. We believe our existing cash balance of $173.1 million at September 30, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(60,149)	$(45,376)
Net cash used in investing activities	(489)	(241)
Net cash provided by financing activities	401	155,841
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(39,879)	(6,517)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(100,116)	$103,707
Net Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $60.1 million, primarily resulting from our net loss of $60.6 million offset by a non-cash gain on foreign currency remeasurement of $3.9 million, non-cash share-based compensation expenses of $9.8 million, depreciation and amortization of $0.2 million, and non-cash lease expenses of $1.6 million. The net loss was also adjusted by $15.0 million related to changes in components of working capital, including a $30.1 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $0.3 million increase in other assets related to increased implementation costs and a $20.0 million increase in accounts payable which primarily relates to research and development invoices received in the quarter, in addition to a $1.2 million decrease in accrued expenses and other liabilities, a $1.6 million decrease in operating lease liabilities and a decrease in deferred and prepaid tax assets of $1.8 million.

During the nine months ended September 30, 2021, net cash used in operating activities was $45.4 million, primarily resulting from our net loss of $46.1 million offset by non-cash share-based compensation expense of $5.9 million, non-cash lease expenses of $1.0 million and depreciation and amortization of $0.1 million. The net loss was also adjusted by $6.3 million related to changes in components of working capital, including a $6.8 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $0.6 million increase in deferred tax assets, a $0.2 million increase in other assets which primarily related to the security deposit for our new London office lease and a $1.0 million decrease in operating lease liabilities, offset by a $2.3 million increase in accrued expenses and other liabilities primarily related to an increase in clinical trial costs and legal and professional fees, primarily related to expenses associated with operating as a public company and other corporate activities as we continue to grow our business.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $0.5 million and $0.2 million respectively, primarily driven by our purchases of property and equipment, which largely consisted of lab and office equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $0.4 million and $155.8 million, respectively, primarily related to the proceeds from exercise of options and issuance of our shares through our Follow On Offering.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
During the nine months ended September 30, 2022 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange loss of $39.9 million compared with a loss of $6.5 million in the same period in the prior year, primarily driven by movements in exchange rates from period to period, resulting in exchange losses on cash balances which are held in entities with Pound Sterling functional currencies and translated to U.S. dollars, the reporting currency.
Funding Requirements
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we begin our Phase 3 clinical program of COMP360 in TRD and continue to advance the preclinical activities, manufacturing and Phase 2 clinical trials of COMP360. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:
•continue the clinical development of our investigational COMP360 psilocybin therapy in active clinical trial sites across Europe and North America, including costs associated with conducting our Phase 3 program in TRD;
•conduct Phase 2 studies evaluating the safety and tolerability of COMP360 psilocybin therapy in patients suffering with anorexia nervosa and PTSD;
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
We believe our existing cash of $173.1 million at September 30, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing and completion of our Phase 3 clinical program for COMP360 for the treatment of TRD, and for indications outside of TRD or any future therapeutic candidates outside of TRD, including anorexia nervosa and PTSD;
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
There have been no material changes in our significant accounting policies or critical accounting estimates during the first nine months of 2022. For a complete discussion, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors as well as the other information included in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. The summary of the material risks associated with our business is included in the “Special Note Regarding Forward Looking Statements” on page 4 above.
Risks Related to Our Financial Position and Need for Additional Capital
We are a clinical-stage mental health care company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
We are a clinical-stage mental health care company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $60.6 million, and $46.1 million, respectively, for the nine months ended September 30, 2022 and September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $230.2 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue the clinical development of our investigational COMP360 psilocybin therapy for the treatment of TRD, anorexia nervosa and PTSD, including our plan to begin our Phase 3 program for COMP360 psilocybin therapy in TRD by the end of 2022;
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
•experience any delays or encounter any issues with respect to any of the above, including failed studies, ambiguous trial results, safety issues or other regulatory challenges, including, for example, delays and other impacts as a result of a resurgence or emergence of new COVID-19 variants;
•expand our operations in the United States, Europe and potential other geographies in the future; and
•incur additional legal, accounting and other expenses associated with operating as an English-domiciled public company listed in the U.S.
To date we have funded our operations through private placements of equity and convertible notes and, since our initial public offering, or IPO, in 2020, through public equity offerings. To become and remain profitable, we will need to continue developing and eventually commercialize therapies that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of COMP360 or any future therapeutic candidates, and initiating new clinical trials, including our planned Phase 3 trial in TRD, training a sufficient number of qualified therapists to deliver our investigational COMP360 psilocybin therapy, using digital technologies and solutions to enhance our therapeutic offering, establishing and/or collaborating with providers to develop “Centers of Excellence” where we can conduct trainings for therapists, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin therapy and any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if COMP360 psilocybin therapy or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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

We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves.

We expect to require substantial additional funding in the future to sufficiently finance our operations and advance development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. We expect that our cash and cash equivalents of $173.1 million as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as rising inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of our planned Phase 3 clinical program for our current investigational COMP360 psilocybin therapy program for TRD, our Phase 2 studies in anorexia nervosa, PTSD, and our preclinical activities and clinical trials for future indications or any future therapeutic candidates;
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
•the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our investigational COMP360 psilocybin therapy and any future therapeutic candidates, including increasing personnel costs;

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
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, recent volatility in capital markets and lower market prices for many securities may affect our ability to raise additional funding through sales of our ADSs or issuance of indebtedness, which may harm our liquidity, may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin therapy or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions resulting from conflict between Ukraine and Russia, increasing inflation and interest rates and the related U.S. and global economic impact or other economic or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.
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
Our limited history as a clinical stage company may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We were formed in 2016 and to date, we have invested most of our resources in developing our investigational COMP360 psilocybin therapy, building our intellectual property portfolio, conducting business planning, raising capital and providing administrative support for these operations. Although we will soon be initiating our Phase 3 clinical program for our COMP360 psilocybin therapy for TRD, we have not yet demonstrated an ability to conduct later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful product commercialization or obtain reimbursement in the countries of sale.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. If and when we receive regulatory approval for our COMP360 psilocybin therapy or any future product candidate, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

The success of our investigational COMP360 psilocybin therapy and any future therapeutic candidates will depend on several factors, including the following:
•successful completion of clinical trials, including our Phase 3 program in TRD, and preclinical studies;
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

In the United States, psilocybin and its active metabolite, psilocin, are listed by the DEA as “Controlled Substances” or scheduled substances, under the Comprehensive Drug Abuse Prevention and Control Act of 1970, also known as the Controlled Substances Act, or CSA specifically as a Schedule I substance. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify psilocybin and psilocin as Schedule I controlled substances. For any product containing psilocybin to be available for commercial marketing in the United States, psilocybin and psilocin must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.
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
We may experience delays in initiating and completing our Phase 3 clinical program of COMP360 psilocybin therapy in TRD, completing our ongoing Phase 2 clinical trials in anorexia nervosa and PTSD and initiating or completing additional clinical trials. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates, including:
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
•delays in or failure to recruit and enroll a sufficient number of suitable patients to participate in a trial;
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

In addition, any regulatory approvals that we receive for COMP360 or any future therapeutic candidates may also be subject to limitations on the approved indicated uses for which the therapy may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of such therapeutic candidates. For instance, we believe that COMP360, if approved, would be subject to a REMS program, under the applicable FDA regulations. REMS programs are costly and time-consuming for providers to comply with, involving high administrative burden, which could delay or limit our ability to commercialize our investigational COMP360 psilocybin therapy.
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
The results of future clinical studies may show that COMP360 or any future therapeutic candidates cause undesirable or unacceptable side effects or even death. For example, there were a number of treatment emergent adverse events reported with the results of our Phase 2 clinical trial in TRD. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of COMP360 or any future therapeutic candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to psilocybin, certain patients may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.
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

•the willingness or availability of patients to participate in our trials, including due to any public health crisis such as the emergence of new COVID-19 variants;

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
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions currently or in the future affected by the COVID-19 pandemic or which may in the future be impacted by other pandemics. For example, in the past, enrollment in our trials was adversely affected by limiting the availability of participants, the inability of patients, therapists or physicians to participate in our trials, interruptions in supply chains and delays with regulators and other similar bodies. The global outbreak of COVID-19 continues to evolve and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.
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
We may enter into collaborations with pharmaceutical companies or others for the discovery, development and/or commercialization of future therapeutic candidates or research programs. For example, we are expanding our Discovery Center, a sponsored research agreement with University of the Sciences (Pennsylvania), through collaborations with academic laboratories at the University of California San Diego, School of Medicine (California), the Medical College of Wisconsin (Wisconsin), and Dr. Matthias Grill, CEO of MiHKAL GmbH (Switzerland). If we fail to enter into or maintain collaborations on reasonable terms, our ability to discover and develop future therapeutic candidates and research programs could be delayed or become more costly. Any future collaborations may subject us to a number of risks, including the following:
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
A key element of our business strategy involves setting up research facilities and innovation labs, which we refer to as Centers of Excellence, in key markets. We announced the establishment of our first Center of Excellence in collaboration with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics in Baltimore, Maryland, in January 2021. In March 2022, we announced a strategic collaboration with King’s College London and South London and Maudsley NHS Foundation Trust, or SLAM, to establish The Center for Mental Health Research and Innovation with an overarching goal of accelerating patient access to evidence-based innovation in mental health care by driving forward research in psychedelic therapies through, among other things, the development of working model psychedelic treatment clinics, therapist training programs, conducting clinical trials, and data analysis.
We intend to use these Centers to gather evidence to optimize our therapy model, train and certify therapists, conduct clinical trials, including proof of concept studies, develop and test digital technology solutions to improve patient experience and outcomes and pursue other activities to refine our approach to delivering our investigational COMP360 psilocybin therapy safely and cost-effectively. Our efforts to design, build and staff these Centers of Excellence, or identify suitable third parties with whom we may collaborate to open these centers, will involve significant time, costs, including potential capital expenditures to acquire and develop facilities, and other resources, and may divert our management team’s focus from executing on other key elements of our business strategy. If we fail to enter into or maintain agreements with third parties to develop and operate these Centers of Excellence on reasonable terms, or at all, our ability to develop our future research programs and therapeutic candidates could be delayed, the commercial potential of our therapies could change and our costs of development and commercialization could increase. If our efforts to develop these Centers of Excellence are unsuccessful, it will have a materially adverse impact on our business, future prospects and financial position.

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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Even if patents do successfully issue and even if such patents cover COMP360 and any future therapeutic candidates, third parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation proceedings in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. For example, in December 2021, a third party filed two petitions requesting post grant review of two of our patents (U.S. Patent 10,947,257 and U.S. Patent 10,954,259) before the Patent Trial & Appeal Board of the U.S. Patent and Trademark Office, or the USPTO Board. On June 22, 2022, the USPTO Board issued decisions in both cases denying institution of post grant review on the merits of the arguments presented in each of the challenges. On July 22, 2022, the third-party challenger filed a request with the USPTO Board for rehearing of the USPTO Board’s decision. We cannot provide any assurances that we will successfully defend ourselves against this challenge or any future patent challenges.
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
If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for COMP360 or any future therapeutic candidates, we could experience delays in our research or planned clinical studies or commercialization. In addition, quality issues may arise during scale-up activities. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. For example, the COVID-19 pandemic created supply constraints generally globally. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, may significantly delay our clinical studies and the commercialization of our therapies, if approved, which would materially adversely affect our business, prospects, financial condition and results of operations.

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
We are subject to risks related to public health crises such as the on-going COVID-19 pandemic. The pandemic and policies and regulations implemented by governments in response to the pandemic, most of which have been lifted, have had a significant impact, both direct and indirect, on businesses and commerce. For example, although restrictions in the United Kingdom and the United States have generally been lifted, restrictions have been reimposed in the People’s Republic of China and additional indirect effects such as worker shortages and supply chain constraints continue to impact segments of the economy. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

The future extent of the impact of the COVID-19 pandemic on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of additional or more infectious variants, or the effectiveness of actions to contain and treat coronavirus. For example, at the onset of the COVID-19 pandemic, we paused the enrollment of new patients into our clinical trials. In the future, we could also experience significant and material disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of COMP360 and any future therapeutic candidates. Future developments are inherently hard to predict and there can be no guarantee we will not face difficulties or additional costs in enrolling patients in our Phase 3 trials for TRD or future clinical trials, that we will be able to achieve full enrollment of our studies within the timeframes we anticipate, or at all, or that an supply disruptions would not adversely impact our ability to initiate and complete preclinical studies or clinical trials.

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
In July 2022, we announced the separation of the Chief Executive Officer and chair of the board of directors positions, the appointment of Kabir Nath as our new Chief Executive Officer and the appointment of our co-founder George Goldsmith, who was our Chief Executive Officer until August 1, 2022, as Executive Chairman of the board of directors and Mr. Goldsmith will continue as the chair of the board of directors. There is a transition period as we adjust to our new leadership structure and as our new Chief Executive Officer, who does not have prior experience as a Chief Executive Officer of a publicly traded company, is fully integrated into his role and our company. Leadership transitions are often difficult and create uncertainty. If we are not successful in managing this leadership transition or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, we have had other senior management changes within the past year, including hiring a new chief financial officer and general counsel, as well as the resignation of our president and Chief Operating Officer, whom we do not intend to replace. Further, these changes also increase our dependency on other members of our executive team and key managers and senior scientists. The loss of other key executives, managers and senior scientists could delay our research and development activities. In addition, our ability to compete in the highly competitive pharmaceutical industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
•general economic, political, geopolitical and market conditions, including the recent significant increases in inflation in the United States, U.K. and Europe, and overall market volatility in the United States or the UK as a result of, among other factors, macroeconomic conditions and the conflict between Russia and Ukraine or similar events; and

•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. Broad market and industry factors may significantly affect the market price of our common stock unrelated to our actual operating performance. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $6.54 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through September 30, 2022. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Due to the international scope of our operations, our assets, earnings, expenses and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the Pound Sterling and the euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the Pound Sterling (except that the functional currency of our U.S. subsidiary is the U.S. dollar) and the majority of our operating expenses are paid in Pound Sterling. We also regularly acquire services, consumables and materials in U.S. dollars, Pound Sterling and the euro. Further potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs has been affected and may in the future be affected by fluctuations in foreign exchange rates between the Pound Sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our annual financial statements for a description of foreign exchange risks.

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
A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, His Majesty’s Revenue & Customs, or HMRC, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a ‘‘permanent establishment’’ under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.

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
Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:
•economic weakness, including inflation, political instability in particular in foreign economies and markets, and the effect of the COVID-19 pandemic, including the emergence of any variants or any future mitigation efforts and current or future economic effects;
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
Not applicable.

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

COMPASS PATHWAYS PLC

Date:	November 3, 2022	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	By:	/s/ Michael Falvey
Michael Falvey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

