Form 10-K
period 2022-12-31
COMPASS Pathways plc
filed 2023-02-28
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

⊠ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the most recently completed second fiscal quarter, was $247.2 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The registrant had 42,763,816 shares of common stock outstanding as of February 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this 10-K are based upon information available to our management as of the date of this 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the timing, progress and results of our investigational COMP360 psilocybin therapy, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, including our expectations regarding amendments to our phase 3 protocols, results of ongoing discussions with FDA and the timing of completion of our Phase 3 clinical program for treatment-resistant depression, or TRD, the period during which the results of the trials will become available and our research and development programs;
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
•our ability to identify third-party clinical sites to conduct our trials and our ability to identify and train appropriately qualified therapists to administer COMP360 psilocybin therapy in our clinical trials;
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
•our expectations around feedback from regulators, regulatory development paths and with respect to Controlled Substances Act designation;
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
•the effect of global financial, economic and geopolitical events, including fluctuations in the stock market, heightened and fluctuating interest rates and inflation, and foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, on our business;
•the effect of public health crises, including the COVID-19 pandemic and the emergence of any new COVID-19 variants or any future mitigation efforts and current or future economic effects, on any of the foregoing or other aspects of our business or operations;
•whether we are classified as a controlled foreign corporation, or CFC, or a passive foreign investment company, or PFIC, under the Internal Revenue Code of 1986, as amended, for current and future periods; and
•the future trading price of the ADSs and impact of securities analysts’ reports on these prices.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-K.
You should not rely upon forward-looking statements as predictions of future events, which speak only as of the date made. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Except as otherwise required by the securities laws of the United States, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
•Our business is subject to economic, political, regulatory and other risks associated with international operations; and
•We may face business interruptions resulting from failures or significant downtime of our information technology systems resulting from cyber-attacks on such systems or otherwise.

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
We believe that our COMP360 psilocybin therapy - combining COMP360 psilocybin with psychological support from specially trained therapists - could offer a new approach to treatment of serious mental health conditions, including treatment-resistant depression, or TRD, a subset of major depressive disorder, or MDD, anorexia-nervosa and post-traumatic stress disorder, or PTSD.
Our initial focus is on TRD comprising patients who are inadequately served by the current treatment paradigm. Early signals from academic studies, using formulations of psilocybin not developed by us, have shown that psilocybin therapy may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. In 2018, we received Breakthrough Therapy designation from the FDA for COMP360 for the treatment of TRD. In 2019, we completed a Phase 1 clinical trial administering COMP360, along with psychological support, to 89 healthy volunteers. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase 2b studies. We also demonstrated the feasibility of administering COMP360 psilocybin to up to six healthy participants simultaneously, with 1:1 support.
In November 2021, we announced positive topline results from our Phase 2b clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine, the world’s leading peer-reviewed medical journal, published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin therapy clinical trial completed to date. The objective of the phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The topline results from the 233-participant trial showed a rapid and sustained response for patients receiving a single 25mg dose of COMP360 psilocybin administered with psychological support, with 29.1% of participants in remission by week 3 (p<0.002). The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
We commenced our Phase 3 program evaluating our COMP360 psilocybin therapy in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in the Company’s Phase 2b trial (n=233). We expect top-line data in summer of 2024.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase treatment responders and/or improve responses observed in our Phase 2b trial and explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. We expect top-line data by mid-2025.
• The primary endpoint in both pivotal trials is the change from baseline in MADRS total score at week 6.
Beyond TRD, we have ongoing Phase 2 trials in anorexia nervosa and PTSD. We also provide support to research institutions conducting investigator-initiated studies, or IISs, with COMP360 psilocybin in areas of serious unmet need. These are signal-generating studies that we believe may provide signals for new potential indications that we can explore further and may bring into our development pipeline. For example, the University of California San Diego School of Medicine completed an IIS of COMP360 psilocybin in anorexia nervosa and presented positive data from this study at the Society of Biological Psychiatry Annual Meeting in May 2022. Based on the data generated in this IIS, we decided to proceed with a Phase 2 clinical trial for anorexia nervosa. Additional IIS studies are underway in a number of other indications including autism, body dysmorphic disorder, suicidal ideation and severe TRD.

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
OUR STRATEGY
Our mission is to accelerate patient access to evidence-based innovation in mental health. Key elements of our strategy to achieve this include:

•Advance our Phase 3 registrational program for our investigational COMP360 psilocybin therapy for the treatment of TRD. In 2021, we completed a randomized, controlled Phase 2b clinical trial in 233 TRD patients, in 22 sites across North America and Europe and a Phase 2 exploratory trial in 19 TRD patients. We announced positive topline results from these trials in November and December 2021. The results from our Phase 2b clinical trial were published in the New England Journal of Medicine in November 2022. We commenced our Phase 3 registrational program and expect topline data from our COMP005 study in the summer of 2024 and from our COMP006 study in mid-2025.
•Expand our investigational COMP360 psilocybin therapy into new indications. We believe that our investigational COMP360 psilocybin therapy may confer beneficial effects in other areas of high unmet need in mental health. We are conducting Phase 2 trials evaluating COMP360 psilocybin therapy in anorexia nervosa and PTSD. In addition, we are generating preclinical and clinical data to further our mechanistic understanding and explore the potential benefits of our psilocybin therapy in other indications. We are performing some of these studies ourselves and some through collaborations with academic institutions, including through IISs and through our Discovery Center which is carrying out preclinical research into new compounds. The outcomes of these studies will inform which indications, compounds and therapies we may pursue.
•Explore other compounds and therapies to address areas of unmet need. We established our Discovery Center, initially based at University of the Sciences in Philadelphia, to include a network of expert teams across the United States, and we are focused on developing optimized psychedelic and related compounds targeting the 5-HT2A receptor, which is believed to mediate the potential therapeutic effects of psychedelics. We have also acquired an intellectual property portfolio including patent applications covering a variety of psychedelic and empathogenic substances, and we are working on an exclusive research project with inventor Matthias Grill PhD, founder and CEO of MiHKAL GmbH in Basel, Switzerland, to develop new product candidates. Ongoing research on prodrug development has led to a number of potential candidate leads being identified that we plan to continue through further research based development.

•Maximize the reach and value of our investigational COMP360 psilocybin therapy by creating a new model for mental health care. We retain global development and commercialization rights for our investigational COMP360 psilocybin therapy and are developing a commercial rollout plan in the event we are granted approval from regulatory authorities, working with payors to enable reimbursement and with health systems to enable broad patient access. We have and may in the future continue to set up research facilities and innovation labs, which we refer to as Centers of Excellence, in key markets. Through these, we also intend to gather evidence to optimize our therapy model, training and certification of therapists, and prototype digital technology solutions to improve patient experience and outcomes. In January 2021, we established our first Center of Excellence, with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics, in Baltimore, Maryland. In March 2022, we announced a strategic collaboration with King’s College London and South London and Maudsley NHS Foundation Trust, or SLaM, to establish The Center for Mental Health Research and Innovation. We believe the Centers of Excellence will give us a firm foundation from which to grow and develop potential new business models as we seek to expand access to our investigational COMP360 psilocybin therapy, if approved.

•Use digital technology to improve access to and the impact of our investigational COMP360 psilocybin therapy. We are exploring ways to use digital technology to make our therapeutic model more scalable, and to improve patient experience and outcomes. We plan to build upon the technologies we are deploying during our clinical trials, including our myPathfinder app, which is designed to help patients prepare for their COMP360 psilocybin therapy experience, and Therapist COMPanion a web-based “shared knowledge” interactive platform to complement our face-to-face and clinical therapist training. We are also developing Chanterelle, our AI (which we refer to as Augmented Intelligence as well as Artificial Intelligence) and an analytics solution through which we aim to generate novel insights into the predictors and drivers of therapeutic outcomes, the patient experience, and therapist performance. We believe this may enable us to offer a personalized, preventative and predictive care model.
Our Market Opportunity
We are developing our investigational COMP360 psilocybin therapy for the treatment of a range of mental health conditions, with an initial focus on TRD. There is a large unmet need for new therapies to improve the response rate and durability of response for patients suffering with TRD. We believe our investigational COMP360 psilocybin therapy, if successfully developed and approved, represents a promising therapeutic option for TRD, as well as potentially for other mental health and neurological conditions, including anorexia nervosa and PTSD.
MDD and TRD Prevalence
Globally, more than 320 million people suffer from MDD. The economic burden of MDD in the United States, accounting for comorbid physical and psychiatric conditions, is estimated to be over $200 billion per year. TRD, a condition affecting the approximately 100 million patients worldwide who are not helped after two or more existing depression treatments, has even greater economic and societal cost than non-TRD MDD. TRD patients are often unable to perform daily tasks, are more likely to receive disability or welfare benefits and more frequently have co-occurring conditions compared with non-TRD MDD patients. Direct medical costs for TRD patients are estimated to be two to three times higher than for non-TRD MDD patients, caused by, among other factors, increased rates of hospitalization and longer average hospital stays. Patients with TRD have a higher all-cause mortality compared with non-TRD MDD patients.
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
MDD is a condition characterized by a persistent feeling of sadness and heightened negative emotions. It is considered a unipolar condition, suggesting a distinction between MDD and bipolar depression, the latter of which is often associated with an emotional state fluctuating between depression and hypomania or mania. MDD is a chronic, relapsing, recurring and serious mental health condition associated with high mortality rates, morbidity and diminished quality of life. The World Health Organization, or WHO, estimates as of 2015 that more than 320 million people worldwide are suffering with MDD and that MDD currently accounts for an average of 7.5% of years of life lost due to disability globally, as defined by disability-adjusted life years, or DALYs, or the sum of years of healthy life lost to either mortality or non-fatal illness or impairment.
Due to the limitations of existing treatments, nearly one-third of those suffering with MDD are not adequately helped after two or more existing depression treatments. This condition is referred to as TRD. We estimate the TRD population to be approximately 100 million people globally, based on the most recently available data in 2010.

The following table, which is based on data from the Star*D trial conducted by the National Institute of Mental Health in 2006, indicates the worldwide estimated patient populations suffering with new onset MDD, persistent MDD and TRD, and the primary treatment options available.

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
Economic and Societal Burden
The economic burden of MDD in the United States, accounting for comorbid physical and psychiatric conditions, is estimated to be over $200 billion per year as of 2010. Approximately 47% of this figure is attributable to direct costs including outpatient, inpatient, emergency, medical and pharmaceutical cost, while the rest is attributable to indirect costs, including loss of productivity, absenteeism and suicide. Between 2005 and 2010, the economic burden of MDD rose by $37.3 billion, an increase of 21.5%. A large proportion of this increase can be attributed to direct costs such as outpatient and inpatient medical services, with an increase of 27.5% from $77.5 billion in 2005 to $98.9 billion in 2010. This figure demonstrates that the economic burden of MDD is large, and we believe it is likely to continue to grow over time.

Economic Burden of Individuals with MDD
(U.S., 2010) in $B
Total = $211B
TRD patients are often less productive at work and have higher rates of unemployment. They are also more likely to receive disability or welfare benefits than non-TRD MDD patients. Employees suffering with TRD have higher rates of workplace absenteeism compared with those without a mental health condition. In addition, co-occurring conditions, such as hypertension, anemia and diabetes, are more common in TRD patients versus non-TRD MDD patients.
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
Existing Therapies for Depression
Because depression has biological, social, psychological, environmental, genetic, and stress-related determinants, many of which co-occur, treatment options are wide-ranging and often combined. Current pharmacological and non-pharmacological treatments, such as antidepressants and psychotherapy, respectively, are well-established and efficacious for a subset of MDD patients. However, many patients experience relapses. Clinicians lack high-quality evidence and often rely on a trial-and-error approach, course correcting as patients experience these relapses or difficult side effects. Experts are beginning to recommend a shift to more multi-modal treatments where different types of therapy are delivered concomitantly (i.e., a mix of pharmacotherapy, psychological/behavioral, and device interventions).
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
_____________
Key: orange: established common pharmacotherapies for depression; blue: common psychotherapy for depression; grey: novel pharmacotherapies for depression; green: somatic therapies for depression
*SSRI = selective serotonergic reuptake inhibitor; SNRI =serotonergic norepinephrine reuptake inhibitor; ** Ketamine is prescribed off-label and is not approved for the treatment of depression
1. Based on a year of treatment, 150mg/day, augmentation with fluoxetine for U.S. or citalopram for UK 2. Government reimbursement or private insurance coverage; 3. Assumes one treatment course over the year, direct treatment cost only (not total healthcare costs).

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
Anorexia Nervosa
Anorexia nervosa is a serious mental health condition characterized by severe restriction of calorie intake and a preoccupation with weight and shape. People with anorexia nervosa generally restrict their caloric intake, types of food they eat, and might engage in purging behaviors, such as strenuous exercise, vomiting, and laxatives misuse. It carries the highest mortality rate of all psychiatric disorders. This high mortality rate is explained in part by the physical complications (muscle and bone problems, such as osteoporosis; damage to the brain leading to seizures and memory issues; and heart problems including heart failure) and in part by an increased rate of suicide; approximately 20% of deaths in anorexia nervosa are thought to result from suicide. Approximately 3.9 million people suffer from anorexia nervosa as of 2019; it has a lifetime prevalence of approximately 4% in females. There are no pharmacological treatments approved to treat anorexia nervosa and psychological treatments have relapse rates as high as 52%.
Post traumatic stress disorder
PTSD is a serious mental health condition that can impact quality of life and lead to diminished cognitive and psychosocial functioning, fractured relationships, inability to maintain employment, substance abuse, high healthcare utilization costs, increased depression, and suicide risk. PTSD can occur in people who have experienced or witnessed a traumatic event, such as a natural disaster, serious accident, war or rape. People who experience PTSD may relive their traumatic experience(s) through nightmares and flashbacks, have difficulty sleeping, and feel detached or estranged. Some people with PTSD experience symptoms immediately after the event, while for others symptoms may appear years later. It is estimated that approximately 311 million people will experience PTSD at some point during their lives. Only 20 -30% of patients treated with currently approved pharmacological interventions for PTSD will reach full remission.
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
Study analyzed fMRI (functional magnetic resonance imaging) data from healthy volunteers to compare resting-state functional brain connectivity after intravenous infusion of placebo and psilocybin. Adapted from Petri et al, 2014.
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
The totality of these data suggests that psilocybin therapy may exhibit clinical activity in patients with depression and anxiety, when administered with psychological support from specially trained therapists. The table below summarizes the key findings from academic-sponsored studies that we believe support the use of psilocybin therapy for treating mental health conditions. None of these studies used COMP360.

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
(b)Some patients received the 20mg/70 kg dose again for their second dose. As used herein, “clinically significant response” is defined as a >50% reduction in depression or anxiety scores relative to baseline. “Clinical remission” in the Davis et al study is defined as GRID-HAMD scores <7. Responses and remission shown for Davis et al study are for “Immediate treatment” group that had already received psilocybin therapy.

Abbreviations: BDI, Beck Depression Inventory; GRID-HAM-D, GRID Hamilton Depression Rating Scale; HADS, Hospital Anxiety and Depression Scale; HAM-A, Hamilton Anxiety Rating Scale; HAM-D, Hamilton Depression Rating Scale; STAI, State-Trait Anxiety Inventory; POMS, Profile of Mood States questionnaire; QIDS-SR-16, Quick Inventory of Depressive Symptomatology
University of California Los Angeles, Grob et al, 2011 - Existential Distress: Feasibility and Safety for Cancer Patients
In this 2011 study, 12 patients with anxiety related to advanced stage cancer (defined as diagnosis of acute stress disorder, generalized anxiety disorder, anxiety disorder due to cancer, or adjustment disorder with anxiety) underwent two experimental sessions spaced several weeks apart. In one session, each patient received 14mg/70kg psilocybin and in the other session each patient received a placebo control (250mg niacin), and the order in which they were administered was randomized. The BDI, POMS and STAI scoring scales were assessed one day before, one day after, and two weeks after each session. Each measure was assessed again once a month for up to six months after the final session. There was a trend showing decreased BDI scores at two weeks compared to one day before the first session. BDI scores were reduced by almost 30% at one month after the second treatment. This change was sustained and became significant at six months. The POMS indicated a trend for reduced adverse mood tone at two weeks after the first session compared to one day prior to psilocybin treatment. Although no significant changes were observed on the STAI state anxiety score, a sustained decrease that was significant at one and three-months post-treatment was evident on the STAI trait anxiety score. No SAEs were attributed to psilocybin administration.

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
Our Investigational Psilocybin Therapy - COMP360
Clinical Summary
COMP360 is our proprietary psilocybin formulation that includes our pharmaceutical-grade polymorphic crystalline psilocybin, optimized for stability and purity. Our investigational COMP360 psilocybin therapy comprises administration of our COMP360 with psychological support from specially trained therapists with specific professional and educational qualifications. We are investigating the safety and effectiveness of our COMP360 psilocybin therapy in TRD, anorexia nervosa and PTSD.
In our Phase 1 clinical trial in 89 healthy participants, completed in 2019, we observed that COMP360 was generally well-tolerated, with no serious adverse events and no clinically relevant negative short- or longer-term effects on cognition or emotional processing. According to analyses in this exploratory study, for the duration of the trial, there were no negative effects on cognition (measured up to four weeks from administration) based on a range of validated measures from the Cambridge Neuropsychological Test Automated Battery, or emotional processing (measured up to 12 weeks from administration), based on widely accepted clinical and academic tests. The trial also demonstrated the feasibility of administering COMP360 psilocybin to up to six healthy participants simultaneously, with 1:1 support.
In 2021, we completed a large-scale randomized, controlled, double-blind Phase 2b clinical trial of our COMP360 psilocybin therapy in 233 patients suffering with TRD, in 22 sites in 10 countries in North America and Europe. This is the largest psilocybin trial completed to date. This dose-finding trial investigated the safety and efficacy of COMP360 in TRD, and aimed to determine the optimal dose of COMP360, with three doses (1mg, 10mg, 25mg) explored. In November 2021, we announced positive topline results from this trial which showed a rapid and sustained response for patients receiving a single dose of COMP360 psilocybin with psychological support. The trial achieved its primary endpoint for the highest dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant treatment difference compared with the 1mg dose of COMP360 in terms of a reduction of depressive symptom severity after three weeks.
In December 2021 we announced the results from our exploratory study of COMP360 psilocybin therapy in conjunction with SSRI antidepressant use. This single-arm open label study of 19 patients with TRD taking concomitant SSRI therapy with

COMP360 psilocybin therapy using a single dose of 25mg saw comparable treatment outcomes to patients in our Phase 2b trial where patients were withdrawn from their ongoing antidepressants prior to COMP360 psilocybin therapy. The results of this study challenge the widely held belief that the use of serotonergic antidepressants together with psilocybin could interfere with psilocybin’s therapeutic effect and provide a strong signal that COMP360 psilocybin therapy could be an adjunctive treatment to SSRI antidepressants as well as a monotherapy. This could be helpful for some patients with TRD for whom antidepressant withdrawal is a difficult step.
COMP360 Psilocybin Therapy Protocol
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
•Psilocybin administration: A psilocybin administration session lasts approximately six to eight hours and a therapist and assisting therapist are present throughout the session. The therapist’s goal during the session is to establish psychological safety, minimizing anxiety and encouraging openness to all emerging experiences. The session takes place in a room designed to be ambient, comfortable and calming. Patients wear eyeshades to help them focus internally, lie on a bed, and listen to a carefully curated music playlist through a high-quality sound system and earphones. After the acute effects of psilocybin subside, patients are evaluated for safety and discharged.
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
Preclinical and Clinical Experience
Preclinical Studies
We previously conducted a series of in vitro and in vivo toxicology studies, including tests for studies evaluating genotoxicity and cardiotoxicity. The results of these studies allowed us to begin our Phase 2b clinical trial in TRD. The required series of in vitro and in vivo safety and toxicology studies is continuing as planned, permitting an efficient start to our Phase 3 program.

Phase 1: Healthy Volunteers Trial
In 2019, we completed a Phase 1 clinical trial of COMP360 administered along with psychological support in healthy participants. The trial recruited 89 healthy participants, of which 41 were females and 48 were males, with an average age of 36 years. This double-blind, placebo-controlled trial was the largest randomized controlled trial of psilocybin at the time, and the first to simultaneously administer psilocybin, with 1:1 support from therapists in a clinical research setting. The trial was conducted at the Institute of Psychiatry, Psychology and Neuroscience, King’s College London and it was peer-reviewed and published in The Journal of Psychopharmacology in January 2022.
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

Most Frequently Reported AEs (MedDRA Code)a in our Phase 1 healthy volunteers trial
_____________
aRanked by incidence in the 25mg COMP360 group
bIncludes auditory, gustatory, olfactory, tactile, and visual hallucinations
AE, adverse event; MedDRA, Medical Dictionary for Regulatory Activities

COMP360 induced expected psychedelic experiences that generally resolved on the day of administration. In previous third-party studies, these have been found to correlate with therapeutic effect. Of all AEs, 68% reported as starting and resolving on the day of administration The median duration of AEs in all treatment arms across the 12-week trial was one day.

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

There were 57 AEs reported of “mood altered,” of which only two related to negative alterations in mood. One of these was in the placebo arm (“negative mood,” which started and resolved on the day of dosing) and one in the COMP360 10mg psilocybin arm (“feeling moody or sensitive,” which started on Day 2 and resolved eight days later).

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
Phase 2b Trial of Our COMP360 Psilocybin Therapy in TRD
In 2021, we completed a Phase 2b international multi-site, randomized, controlled, double-blind, dose-finding clinical trial to assess the safety and efficacy of active doses of COMP360 (10mg or 25mg) compared with 1mg COMP360, administered with psychological support, in patients suffering with TRD, across 22 trial sites in 10 countries in North America and Europe. In November 2022, The New England Journal of Medicine, the world’s leading peer-reviewed medical journal, published the positive results from our Phase 2b trial of COMP360 psilocybin therapy for TRD.
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
Primary, Secondary and Exploratory Endpoints
The primary endpoint of this trial was the change in the MADRS total score from baseline to week 3. MADRS is assessed by independent raters in native language and is a widely accepted assessment of mood disorders. This variable was also being analyzed for change from baseline to Day 2, weeks 1, 6, 9 and 12. This Phase 2b clinical trial was powered to capture a statistically significant reduction in MADRS.
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
The trial also assessed exploratory endpoints including, but not limited to, quality of life (EQ-5D-3L), functional impairment (Sheehan Disability Scale, SDS), psychosocial functioning (Work and Social Adjustment scale, WSAS), cognition (Digit Symbol Substitution Test, DSST), anxiety (Generalized anxiety disorder, GAD-7), and self-reported depression severity (QIDS-SR-16).
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

Change from baseline in MADRS total score

Primary efficacy assessment,
3 weeks post dose
Follow-up period,
6-12 weeks post dose
Least square mean (SE) change from baseline in MADRS total score
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
*
Baseline (Day -1)
Day 2
Week 1
Week 3
Week 6
Week 9
Week 12
COMP360 25 mg (N=79)
COMP360 10 mg (N=75)
COMP360 1 mg (N=79)

*$P<0.001$.
Comparison of 25 mg vs. 1 mg doses.

MADRS = Montgomery-Åsberg Depression Rating Scale
At week 3, 36.7% (29 patients) in the 25mg group were responders (defined as a ≥50% decrease in MADRS total score from baseline), compared with 17.7% (14 patients) in the 1mg group. Furthermore, 29.1% (23 patients) in the 25mg group were in remission (defined as a MADRS total score ≤10) at week 3, compared with 7.6% (6 patients) in the 1mg group. At week 12, 20.3% (16 patients) in the 25mg group were sustained responders (defined as meeting the MADRS response criteria at week 3 and week 12, and at least at one visit out of week 6 and week 9) compared with 10.1% (8 patients) in the 1mg group.

MADRS response and remission rates

Responders
Remitters
Responders
Remitters
Responders
Remitters
MADRS Responder and Remitter Rates, %
60
50
40
30
20
10
0
53.2%
OR 4.4
32.0%
OR 1.9
22.8%
38.0%
OR 2.6
21.3%
OR 1.2
19.0%
44.3%
OR 4.6
22.7%
OR 1.8
15.2%
31.6%
OR 3.4
10.7%
OR 0.9
11.4%
36.7%
OR 2.9
18.7%
OR 1.2
17.7%
29.1%
OR 4.8
9.3%
OR 1.2
7.6%
Day 2
Week 1
Week 3
COMP360 25 mg (N=79)
COMP360 10 mg (N=75)
COMP360 1 mg (N=79)

OR: odds ratio (vs. COMP360 1 mg)
Percentages are based on the number of participants in the Full Analysis Set
MADRS: Montgomery-Åsberg Depression Rating Scale; OR: odds ratio (vs. COMP360 1 mg); SE: standard error.

MADRS = Montgomery-Åsberg Depression Rating Scale

MADRS sustained response rates

25
20
15
10
5
0
% sustained responders
20.3%
(16/79)
16
4
8
Week 12
COMP360 25mg
COMP360 10mg
COMP360 1mg

1

MADRS = Montgomery-Åsberg Depression Rating Scale. Number of sustained responders stated in bar.
Patients meeting the MADRS response criteria at any visit up to and including week 3 and at all subsequent visits up to and including at week 12, and who did not start any new treatments for depression.

As well as looking at clinician-rated depression severity on the MADRS, the trial explored other aspects which are recognized as being important for patients with TRD - and essential to recovery - including positive and negative affect, anxiety, self-rated depression severity, quality of life, functioning and cognition. These exploratory measures also showed that patients in the 25mg dose group of COMP360 psilocybin therapy reported benefits on those measures over those in the 1mg group. On the Positive and Negative Affect Schedule measuring positive and negative affect, patients in the 25mg group had a higher increase in positive affect (e.g., including feeling interested, excited, strong) and a greater decrease in negative affect (including feeling distressed, upset, afraid) on the day after COMP360 administration and at the questionnaire’s final administration at week 3. On scales measuring anxiety (the Generalized Anxiety Disorder – 7 item scale), self-rated depression (QIDS-SR-16) and functioning (Sheehan Disability Scale and Work and Social Adjustment Scale), a greater improvement was also shown at week 3 by patients in the 25mg group compared with the 1mg group. A post-hoc analysis of the 16 sustained responders in the 25mg group found that changes in quality of life, self-reported depression severity, and functioning, were clinically meaningful, with mean scores for these patients returning to “normal” levels and maintained to 12 weeks, the end of the trial. Additionally, sustained responders were found to have clinically meaningful increases in positive affect from baseline at day 2 and week 3.

COMP360 25mg
EQ-5D-3L total score
1
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0
Baseline
Week 3
Week 12
Sustained responders
Sustained non-responders

COMP360 25mg
QIDS-SR-16 total score
20
18
16
14
12
10
8
6
4
2
0
Baseline
Day 1
Day 2
Week 1
Week 2
Week 3
Week 6
Week 9
Week 12
Sustained responders
Sustained non-responders

COMP360 25mg
PANAS positive affect total score
40
35
30
25
20
15
10
5
0
Baseline
Day 2
Week 3
Sustained responders
Sustained non-responders

COMP360 was generally well tolerated, with more than 90% of treatment-emergent adverse events (TEAEs) being mild or moderate in severity and greater than 77% of TEAEs occurring on the day of administration being resolved on the same day or the next day. 179 patients reported at least one TEAE; the most common TEAEs across treatment groups (>10% overall incidence) were headache, nausea, fatigue, and insomnia. There were 12 patients who reported treatment-emergent serious adverse events (TESAEs). These TESAEs included suicidal behavior, intentional self-injury, and suicidal ideation, which are regularly observed in a TRD patient population.

Two thirds of the patients had previous thoughts of wishing to be dead, as assessed by a suicidality scale completed during patient screening; this included all patients reporting one of these adverse events, meaning that patients who experienced these events during the trial had said in patient screening that they had had suicidal thoughts prior to the trial. Further, a detailed case-by-case post-hoc analysis of safety data did not establish a causal relationship between these TEAEs of suicidal ideation, suicidal behavior and intentional self-injury and administration of COMP360. The events occurred in all treatment groups and at a range of onset times and durations; the majority occurred more than a week after the psilocybin session.

•There was no difference between the three groups post-administration in scores from item 10 on the MADRS, which measures suicidality and was assessed by a blinded remote rater; mean scores across treatment groups were lower than baseline at all subsequent time points
•27 of the TEAEs of suicidal ideation, suicidal behavior and intentional self-injury occurred across 17 patients, with seven patients in the 25mg group, six in the 10mg group, and four in the 1mg group
•14 of these events were reported as treatment-emergent serious adverse events (TESAEs); these occurred across nine patients, with four patients in the 25mg group, four patients in the 10mg group, and one in the 1mg group
•The majority of these TESAEs (10 events out of 14) occurred at least one week after the COMP360 psilocybin session
•All suicidal behaviors occurred at least one month after the psilocybin therapy session and all patients reporting these events were non responders at their last assessment prior to the event or at the time of the event
Overall, 209 patients completed the study; there were five withdrawals from the 25mg group, nine from the 10mg, and 10 from the 1mg.

Phase 2 study of COMP360 psilocybin therapy as adjunct to SSRI antidepressants
In addition to our completed Phase 2b trial, we have also completed a Phase 2 trial of the safety and efficacy of COMP360 in TRD patients when administered as an adjunct to SSRIs. Results of this study, including additional details, will also be published in a peer-reviewed journal.

This open-label study included 19 patients from clinical sites in Ireland and the United States. The primary endpoint was the change in baseline MADRS total score at 3 weeks in patients having 25mg COMP360 psilocybin therapy given in augmentation with their existing SSRI antidepressant regimen.

Clinical findings
The baseline MADRS score of patients entering the study was 31.7, representing moderate to severe depression. At week 3, 8 of the 19 patients (42.1%) were responders and all 8 were also remitters. The mean reduction from baseline observed in MADRS total score was 14.9 at week 3. There was a rapid response from day 2 to week 3 after COMP360 therapy, which is consistent with the Phase 2b result.

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

Long-Term Phase 2 Study
During 2022, we completed a long-term follow-up study of 66 participants who took part in our Phase 2b trial. Of the 66 participants, 22 participants were in the 25mg group, 19 participants were in the 10mg group, 17 participants were in the 1mg group and 8 participants were in the 25mg plus SSRI group. The primary endpoint of this Phase 2b follow-up study was the median time to a new depressive event. The pre-specified primary analysis was of the median time for such an event for all participants in our Phase 2b trial, not only those who took part in the long-term follow-up study. The median time to a new depressive event was 92 days for the COMP360 25mg group compared to 86 days for the 10mg group and 62 days for the 1mg group.

In an additional post-hoc analysis to support the primary endpoint only including those participants from our Phase 2b study who took part in the long-term follow up study (COMP004) the median time to such an event was longer (189 days) for the COMP360 25mg group compared to the 10mg group (43 days) and the 1mg group (21 days) (patients entering from our Phase 2b study).

Twenty-seven or 40.9% of participants had an adverse event that was ongoing as of, or started, after week 12. In addition, a lower proportion of participants started new treatments for depression in the 25mg and 10mg arm compared to the 1mg arm. Suicidality was recorded as an adverse event twice in 25mg group, twice in the 10mg group, and once in the 1mg group. The outcomes of the long-term follow-up study informed the design of our Phase 3 registrational program, including investigating whether a second administration of COMP360 may achieve improved durability, response and remission outcomes.

Phase 3 Registrational Program
We commenced our Phase 3 program evaluating our COMP360 psilocybin therapy in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in our Phase 2b trial (n=233). We plan to conduct the COMP005 study mostly at sites in the U.S. We expect top-line data in summer of 2024.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase treatment responders and/or improve responses observed in our Phase 2b trial and explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. We expect top-line data by mid-2025.
• The primary endpoint in both pivotal trials is the change from baseline in MADRS total score at week 6.

Each of these trials will have a pivotal component and a long-term follow-up component. The long-term follow-up component in both trials is similar. The long-term follow up component will include a 26 week extension where patients will remain in their original assigned treatment arms and patients who meet criteria for re-treatment will have the option to receive a further treatment session according to their assigned dose. This will be followed by a 26 week open label component during which all patients who meet criteria for re-treatment will have the option to receive a 25mg dose of COMP360 psilocybin. We believe that this design will enable us to characterize better the durability of COMP360 administration.

The design of these studies reflects protocol amendments that we are implementing, in part, to reflect our re-estimation of sample size for COMP005 and to incorporate long-term follow-up into both pivotal studies. Our re-estimation of the sample size for COMP005 was based on recent data from the University of Zurich’s placebo-controlled study of COMP360 in MDD and further analysis of our Phase 2b data, with specific focus on participants in the 1mg arm who had a minimal psychedelic experience. In January 2023, we submitted the protocol amendments for COMP005 to the FDA and requested feedback, and the FDA has indicated that they plan to provide feedback by March 20, 2023. We will consider any comments we receive. We recently submitted protocol amendments for COMP006 to incorporate long-term follow-up into this study following the same design principles reflected in the COMP005 protocol amendments that are already under review by FDA.

Additional clinical trials
Beyond TRD, we are evaluating COMP360 psilocybin therapy for the treatment of anorexia nervosa and PTSD. We are conducting a double-blind randomized controlled Phase 2 clinical trial investigating the safety and efficacy of COMP360 psilocybin, administered with psychological support, in people with anorexia nervosa. It is a multicenter study and will enroll 60 patients. We have experienced some delays due to challenges in recruiting and screening participants for our Phase 2 trial in anorexia nervosa. To address these challenges, we are making amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. As a result, we no longer expect to have data from this trial available in 2023, as we had originally expected. We are also conducting a Phase 2 clinical trial to assess the safety and tolerability of COMP360 psilocybin therapy in PTSD. It is a multicenter, fixed-dose open label study and will enroll 20 participants. We expect data from the PTSD study by the end of 2023.

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
Other Indications: Investigator-Initiated Studies, or IISs
With respect to clinical studies, we work with leading academic institutions and researchers under IIS clinical trial agreements. These institutions include: Imperial College London, King’s College London, Maryland Oncology Hematology, New York State Psychiatric Institute at Columbia University Medical Center, Sheppard Pratt, UC San Diego School of Medicine, University of Copenhagen, and University of Zurich. The indications previously explored or currently being explored in these IIS signal-generating and mechanistic studies include: anorexia nervosa, autism, bipolar type II disorder, body dysmorphic disorder, chronic cluster headache, depression in cancer, MDD, severe TRD, and suicidal ideation.
We supply our IIS researchers with COMP360 psilocybin and encourage the open publication of all study findings. If an IIS using COMP360 psilocybin produces results with the potential to improve mental health care, we may seek to advance this research through a clinical development program, with the goal of making it available for patients, although we have no pre-existing contractual right to do so. In addition to providing our IIS researchers with COMP360 psilocybin, we have in the past offered, and may continue to offer, support with regulatory submissions. Through our IIS collaborations, we ultimately hope to bring more innovation to patients, as quickly and safely as possible.

In May 2022, we announced that we would fund an IIS that will use COMP360 psilocybin to explore how COMP360 psilocybin affects specific brain pathways in autistic adults. The double-blind, randomized, placebo-controlled study will investigate whether there is a difference in the function of serotonin brain networks in autistic and non-autistic adults. The researchers will use a range of imaging techniques and behavioral tasks to examine how the serotonin system is modulated by COMP360 psilocybin. This exploratory study is being conducted by a research scientist who is employed by us and is a PhD student at King’s College London. The study is being conducted at the Institute of Psychiatry, Psychology & Neuroscience (IoPPN) at King’s College London and is co-sponsored by King’s IoPPN and South London and Maudsley NHS Foundation Trust. It will enroll 70 adult participants, including 40 autistic people and 30 non-autistic people.
Data from IISs
In 2020, Imperial College London, London, UK completed an IIS of COMP360 titled “Psilocybin for Major Depressive Disorder: Comparative Mechanisms” (Psilodep-RCT, ClinicalTrials.gov Identifier: NCT03429075). In this randomized, double-blind, exploratory clinical trial, the efficacy and mechanisms of action of COMP360 were compared with those of a six-week course of the SSRI, escitalopram. A total of 59 adult participants with MDD of at least moderate severity were randomized to receive either two 25mg doses of COMP360 three weeks apart or six weeks of daily escitalopram (10mg for three weeks and 20mg for the following three weeks) alongside two 1mg doses COMP360 three weeks apart. In both trial arms, participants received psychological support as part of the trial. The primary efficacy endpoint of the change from baseline on the 16-item Quick Inventory of Depressive Symptomatology-Self-Report (QIDS-SR-16) showed a two-point trend in favor of the COMP360 arm which was apparent from week 1. Adjusted-response rates for QIDS-SR-16 (defined as ≥50% reduction from baseline in the QIDS-SR-16 total score) at week 6 were 70.2% for the COMP360 arm vs. 48.0% for the escitalopram arm and adjusted-remission rates (defined as a QIDS-SR-16 total score ≤5) at week 6 were 57.1% and 29.1%, respectively. For the MADRS – a more widely used and accepted clinician-rated scale which COMPASS is using as the primary endpoint in their clinical trials – a least square means treatment difference of -7.2 was found. Similar patterns were found on other secondary endpoints measuring work and social functioning, anxiety, avoidance, anhedonia, and wellbeing. This work has been published in the New England Journal of Medicine (Carhart-Harris et al. 2021).
In 2021, Maryland Oncology Hematology at the Aquilino Cancer Center in Rockville, Maryland, U.S. completed an IIS of COMP360 titled “The Safety and Efficacy of Psilocybin in Cancer Patients with Major Depressive Disorder” (ClinicalTrials.gov Identifier: NCT04593563). In this open-label study involving 30 patients with a cancer diagnosis and MDD, patients received a 25mg dose of COMP360 in conjunction with psychological support. Patients began with an average MADRS score of 25.9, representing moderate depression and after COMP360 psilocybin therapy, the average score decreased by 19.1 points. A sustained response (a decrease of ≥50% in the MADRS total score from baseline observed at any visit up to and including week 3, and also fulfilled at week 8) was seen in 24 patients; 15 patients showed remission of depressive symptoms (a MADRS score <10) one week after a single dose of COMP360, which was sustained up to eight weeks. COMP360 psilocybin therapy was found to be generally well-tolerated with no treatment-related serious adverse events. Adverse effects on the day of dosing were transient and as expected in line with other studies included headache, changes in sensory perception, and mood alteration.

In 2022, Sheppard Pratt Health System completed an IIS of COMP360 titled “An Open Label Study of the Safety and Efficacy of COMP360 in Participants With Severe Treatment-Resistant Depression (P-TRD)”. The investigator presented data from this study at the Society of Biological Psychiatry Annual Meeting in the second quarter of 2022. In this open-label study involving 12 patients with severe treatment-resistant depression, patients received a 25mg dose of COMP360 with psychological support. All participants had tried at least five antidepressant treatments without success, prior to joining the study. The researchers found that 58.3% (n=7) of the participants had maintained MADRS response criteria at 12 weeks after COMP360 psilocybin administration, and a quarter had maintained remission (n=3). There was no increase in the suicidality score based on the MADRS, and no treatment-related serious adverse events were reported throughout the study.

In 2022, the University of California San Diego School of Medicine completed an IIS of COMP360 titled “Evaluation of Psilocybin in Anorexia Nervosa: Safety and Efficacy.” (ClinicalTrials.gov Identifier: NCT04661514). The investigator presented data from this study at the Society of Biological Psychiatry Annual Meeting in the second quarter of 2022. In this open-label study involving 10 patients with anorexia nervosa, patients received a 25mg dose of COMP360 in conjunction with psychological support. The primary aim of this study was to assess the safety and tolerability of a single 25mg dose of psilocybin in participants with anorexia nervosa based on adverse events, changes in vital signs, electrocardiograms and clinical laboratory tests. Forty percent (n=4) experienced clinically meaningful reductions at the 3-month follow-up, based on global score on the Eating Disorder Examination (EDE). Participants demonstrated nominally statistically significant reductions in shape concerns on the EDE at the 1-month follow-up (mean change from pre-treatment=1.3; p=0.028) , and nominally statistically significant reductions in eating concerns on the EDE at the 3-month follow-up (mean change from pre-treatment=1.1; p=0.047). Changes in weight concerns on the EDE were approaching nominal statistical significance at the 3-month follow-up but were not statistically significant (mean change from pre-treatment=1.2). COMP360 psilocybin therapy was well-tolerated with no treatment-related serious adverse events reported.

In 2022, Sheppard Pratt Health System completed an IIS of COMP360 titled “The Safety and Efficacy of Psilocybin in Participants With Type 2 Bipolar Disorder (BP-II) Depression.” (ClinicalTrials.gov Identifier: NCT0443384512). The investigator presented data from this study at the Annual Meeting of the American College of Neuropsychopharmacology (ACNP) in December 2022. In this open-label study involving 14 patients with type 2 bipolar disorder, patients received a 25mg dose of COMP360 with psychological support. The study found that 86% (12 out of 14) of the participants met response and remission criteria for the MADRS scale at 12 weeks after COMP360 psilocybin therapy. There was no increase in the suicidality score based on the MADRS, no manic symptoms and no unexpected adverse events or difficulties with the dosing sessions reported throughout the study. No treatment-related serious adverse events were reported.

In 2022, University of Zurich completed an IIS of COMP360 titled “Phase II, Randomized, Double Blind, Placebo Controlled, Parallel Group, Single Center Study of Psilocybin Efficacy in Major Depression.” (ClinicalTrials.gov Identifier: NCT03715127). The investigator published data from this study in The Lancet (Von Rotz et al, Lancet 2023; 56:101809). In this double-blind, randomized clinical trial, 52 patients with major depressive disorder were randomized 1:1 to receive either a single, moderate dose (0.215 mg/kg body weight) of COMP360 psilocybin or placebo in conjunction with psychological support. MADRS and Beck's Depression Inventory (BDI) scores were assessed to estimate depression severity and the primary endpoints were defined as changes from baseline to two weeks after the administration of COMP360. At the two-week endpoint, response rates resulted in 58% for MADRS (COMP360 psilocybin: 15/26 vs. Placebo: 4/26; P = 0.0034) and for BDI in 54% (COMP360 psilocybin: 14/26 vs. Placebo: 3/26; P = 0.0025). At the two-week endpoint, remission rates were reported in 54% of patients for MADRS (COMP360 psilocybin: 14/26 vs. Placebo: 3/26; P = 0.0023) and assessed by BDI in 46% (COMP360 psilocybin: 12/26 vs. Placebo: 3/26; P = 0.013). Adverse events were in line with other studies and included headache, dizziness, nausea and diarrhea. No cases of suicidal behavior occurred during the trial period of approximately one month and no treatment-related serious adverse events were reported.

Drug Discovery Center
On August 5, 2020, we established a Drug Discovery Center under a sponsored research agreement with the University of the Sciences in Philadelphia, Pennsylvania (which merged into Saint Joseph’s University in 2022), or USciences, to focus on developing optimized psychedelic and related compounds targeting the 5-HT2A receptor, which is believed to mediate the potential therapeutic effects of psychedelics. Pursuant to the agreement, USciences is performing research services on our behalf, and has granted us an exclusive, royalty bearing, worldwide license, including rights to sublicense, all jointly held intellectual property for any and all purposes, and a non-exclusive, fully paid-up, worldwide license to any pre-existing intellectual property utilized over the course of performing the services. Under the agreement, we will pay a one-time research service fee of an estimated $0.5 million and tiered payments upon completion of certain milestones by USciences up to an aggregate of $0.9 million per licensed product covered by a valid claim of a patent included in the intellectual property rights licensed to us under the agreement, as well as a low single-digit royalty percentage on annual net sales of licensed products covered by a valid claim of a patent included in the intellectual property rights licensed to us under the agreement, subject to certain reductions. In addition, USciences is entitled to a low double-digit percentage of sublicense revenue for agreements entered into prior to a Phase 2 trial, and a mid-single-digit percentage of sublicense revenue for agreements entered into after the start of a Phase 2 trial. Unless earlier terminated, the agreement terminates upon the expiration or revocation of the last valid claim of any patent included in the joint intellectual property. We and USciences can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. Additionally, we and USciences can terminate the research service in the event of a material safety or regulatory issue with respect to the research service. We may also terminate the research service at will upon sixty (60) days prior written notice to USciences. USciences can terminate the research service if such services would materially and negatively interfere with its operations or upon the continuation of a force majeure event. There are no current licensed patents or patent applications under the sponsored research agreement.
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
Ongoing research on prodrug development has led to a number of potential candidate leads being identified that we plan to continue through further research based development.

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
Therapist Training
Our established therapist training program was originally designed by experts from the fields of psychology, psychiatry and psychedelic therapy research. We are continuously evaluating opportunities to improve the quality and scalability of our therapist training program. To date, we have trained more than 200 therapists, approximately 65 of whom have been approved to lead sessions independently, and approximately 40 of whom are engaged in our active clinical trials. Therapists are often referred to us by clinical trial sites and are employed by the sites. Details of our therapist training program were published in February 2021 in the peer-reviewed journal Frontiers in Psychiatry.
Our core training curriculum consists of:
•Tier I - Theoretical Training: Approximately five hours of self-paced online learning through our interactive therapist training platform, including a therapist manual, videos illustrating the competencies required from therapists throughout preparation, psilocybin administration, and integration sessions with study participants, and self-assessed knowledge checks;
•Tier II - Practical Clinical Skills Training: Approximately 30 hours of live, remotely-delivered (via Zoom) interactive learning, led by therapist trainers;
•Tier III - Clinical training: At this stage, therapist trainees review a selection of session recordings from our previous psilocybin therapy studies (on our interactive therapist training platform), and support one participant in a COMP360 psilocybin therapy study alongside a therapist qualified to lead sessions independently. Following completion of Tier III, therapists are able to lead sessions independently; and
•Tier IV - Continuous Professional Development: Therapists receive group mentoring and support throughout their participation in our clinical studies. Mentors have access to video/audio recordings of sessions (with participant consent) led by their mentees, and are therefore able to provide adequate feedback to ensure fidelity to the psychological support model.
Our therapist training program is currently available to professionals involved in our ongoing studies. As we scale, we may expand our training to a larger pool of qualified mental healthcare professionals.
Using Digital Technology
We believe digital technology will change the way patients access psychotherapy services and manage their mental health conditions. We anticipate software applications will enhance activities traditionally done with an in-person therapist. We also believe remote consultations will help to remove barriers to accessing treatment such as stigma or lack of transportation. Furthermore, digital tools will enable greater self-care, as they support patients managing depressive episodes on their own and will be used to complement and augment psychotherapy and pharmacological treatments.
Working with third parties, we currently use digital technology in a number of ways:
•An online preparation platform for participants in our TRD trial to educate them and help prepare them for their psilocybin experience;

•A web-based “shared knowledge” interactive therapist training platform, complementing our comprehensive face-to-face training program;
•Collection of measurements in our Phase 2b clinical trial, including remote data collection using mobile devices so patients do not need to travel into study sites for all in-clinic visits;
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

Patents and Other Intellectual and Proprietary Rights

Obtaining, maintaining and defending patents and other intellectual property (“IP”) rights, whether independently or in collaboration with our partners, are of key importance in the protection and commercialization of the Company’s innovative therapies. We shall continue to seek patent, trademark, and trade secret protection of our innovations in the U.S., EU, UK, and other selected jurisdictions. This includes pursuing patent protection for our novel high-purity polymorphic crystalline psilocybin and related manufacturing processes, pharmaceutical compositions, formulations, and methods of treatment of psychiatric and neurological indications, including TRD, MDD, PTSD, and anorexia. This also includes pursuing trademark protection for the Company’s various marks.

Upon regulatory approval in a particular jurisdiction, we will also seek to meaningfully protect our innovations by asserting available regulatory exclusivity including regulatory data protection and market exclusivity. For example, upon approval from the U.S. FDA, we may be entitled to five years of regulatory exclusivity for New Chemical Entity, or NCE, and upon approval from the European Medicines Agency, or EMA, we may be entitled to ten years of regulatory exclusivity.

We will also defend our patents and other IP and proprietary rights as need be if and when we are subjected to third-party challenges (e.g., litigation, post-grant review, inter-partes review, oppositions).

Patents and Patent Applications
Our patent portfolio related to COMP360 includes the following patents and published patent applications:

Territory	Patent Number/Application Number	Subject Matter	Expiration Date	Corresponding Ex-U.S. Patents and Patent Applications or PCT National Stage Applications
US	10,519,175	Methods of treating treatment-resistant depression	ca.2038*	Applications filed in Australia, Brazil, Canada, China, Colombia, Eurasian Patent Organization, European Patent Office, Indonesia, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, Thailand, and South Africa.
US	10,947,257	Oral dosage forms of crystalline psilocybin; Methods of treating major depressive disorder (MDD)	ca.2038*
US	10,954,259	Crystalline psilocybin; Pharmaceutical formulations; Method of treating MDD	ca.2038*
US	11,180,517	Method of treating treatment-resistant depression	ca.2038*
US	11,505,564	Method of manufacturing	ca.2038*
GB	2571696	Method of manufacturing	ca. 2037*
GB	2572023	Crystalline psilocybin; Pharmaceutical formulations; Medical uses (including for treatment-resistant depression); Method of manufacturing	ca. 2038*
GB	2576059	Pharmaceutical formulations	ca. 2038*
GB	2588505	Method of manufacturing	ca. 2038*
GB	2588506	Crystalline psilocybin; Pharmaceutical formulations; Method of manufacture	ca. 2038*
DE	202018006384	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
PCT	WO/2020/212951	Methods of treating anxiety disorders and other conditions	ca. 2040*	Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan and Republic of Korea
US	17/540,962	Method of treating PTSD	ca. 2040*
PCT	WO2020/212948	Methods of treating neurocognitive disorders and other conditions	ca. 2040*	Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan and Republic of Korea
PCT	WO2020/212952	Methods of treating depression and other disorders	ca. 2040*	Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan, Republic of Korea and Taiwan
PCT	WO2022/207746	Pharmaceutical formulations	ca. 2042*	Applications filed in Taiwan and Argentina. National Stage Applications to be filed.
*In general, a U.S. patent, as well as most foreign patents, will expire after 20 years from the earliest effective filing date. In the U.S., it may be possible to extend the patent term beyond the 20 years by requesting patent term extension, or PTE, of patents that claim a product requiring regulatory approval prior to sale. PTE restores to a patent owner, patent term which was effectively “lost” due to regulatory review. Similar term extensions may be available outside of the U.S. Further, in the U.S., it may also be possible to extend beyond the 20-year patent term as a result of prosecution delays caused by the U.S. Patent and Trademark Office.

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

On December 15, 2021, Freedom to Operate, Inc., filed a petition for post-grant review of U.S. Patent No. 10,947,257. The patent owner’s response was filed on March 29, 2022. On June 22, 2022, the USPTO denied institution of the post-grant review. Freedom to Operate, Inc. filed a request for rehearing on July 22, 2022, and a request for Precedential opinion panel on August 16, 2022. The USPTO Board denied the request for Precedential Opinion Panel (POP) review on February 10, 2023. The USPTO Board has not yet issued a final decision on the request for rehearing.

On December 22, 2021, Freedom to Operate, Inc., filed a petition for post-grant review of U.S. Patent No. 10,954,259. The patent owner’s response was filed on April 11, 2022. On June 22, 2022, the USPTO denied institution of the post-grant review. Freedom to Operate, Inc. filed a request for rehearing on July 22, 2022, and a request for Precedential opinion panel on August 16, 2022. The USPTO Board denied the request for Precedential Opinion Panel (POP) review on February 10, 2023. The USPTO Board has not yet issued a final decision on the request for rehearing.

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

UK patent, No GB2572023, was granted in June 2020. This patent includes claims covering our crystalline psilocybin (including the form used in COMP360), pharmaceutical formulations of crystalline psilocybin, medical uses of crystalline psilocybin (including for treatment-resistant depression), and a method of manufacturing crystalline psilocybin. The Intention to Grant was sent in December 2019, and Third-Party Observations were filed in late January 2020. A notification of grant was mailed June 23, 2020, and grant was announced in the Patents Journal on July 22, 2020. This patent has an expiry date of June 28, 2038. On August 27, 2020, Freedom to Operate, Inc. filed a request at the UK Intellectual Property Office to issue a post-grant opinion on the validity of the patent claims. On July 28, 2021 a non-binding opinion was issued by the agency finding that granted claims 1, 3 and 10-20 are not inventive. We submitted an amendment to the patent claims and on November 5, 2021 the agency provided notice that the amended specification would be published for opposition in the Patents Journal on December 1, 2021. On December 17, 2021, the agency then issued a decision to not initiate revocation proceedings against the patent.

On November 22, 2022, Porta Sophia filed a Third-Party Observation against international patent application WO2022/207746.
Trademarks

The Company has pursued protection for its trademarks across Classes 5, 9, 10, 35, 41, 42, 44 or various combinations thereof. Our trademark portfolio includes filings for the COMPASS, COMPASS PATHWAYS, C Design, MYPATHFINDER, and CHANTERELLE marks in the United States, European Union, and United Kingdom, as detailed in the chart below.

The Company owns registrations for the COMPASS, COMPASS PATHWAYS, and C Design marks in the United States, European Union, and United Kingdom; and for the MYPATHFINDER mark in the United Kingdom. Applications are pending for the MYPATHFINDER mark in the United States and European Union; and for the CHANTERELLE mark in the United States. The Company also owns trademark registrations and pending applications in other countries.

Mark	Territory	Class(es)	Trademark Application/Registration No.	Filing/Registration Date	Status
COMPASS	US	5, 9, 10, 35, 41, 44	6648807	February 22, 2022	Registered
	EU	5, 9, 10, 35, 41, 44	1568499	May 25, 2021	Registered
	UK	5, 9, 10, 35, 41, 44	3476175	August 10, 2020	Registered
COMPASS PATHWAYS	US	5, 9, 10, 35, 41, 44	6648818	February 22, 2022	Registered
	EU	5, 9, 10, 35, 41, 44	1570415	June 1, 2021	Registered
	UK	5, 9, 10, 35, 41, 44	3476163	August 14, 2020	Registered
C Design	US	5, 35, 41, 42, 44	6836992	September 6, 2022	Registered
	US	9, 10	90801777	June 29, 2021	Pending
	EU	5, 41, 44	1644148	June 30, 2022	Registered
	UK	5, 41, 44	1644148	May 5, 2022	Registered
MYPATHFINDER	US	9, 42	97174167	December 15, 2021	Pending
	EU	9, 42	1685580	June 7, 2022	Pending
	UK	9, 42	1685580	December 15, 2022	Registered
CHANTERELLE	US	9, 42	97626719	October 11, 2022	Pending

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
The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, administration procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase 1 investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

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
•Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and administration schedule and to identify possible adverse side effects and safety risks.
•Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.
Post-approval trials, sometimes referred to as Phase 4 clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of NDA approval.
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
US Marketing Approval for Drugs
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy for the requested indications. The marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The FDA must approve an NDA before a drug may be marketed in the United States.
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
Even if the FDA approves a product, depending on the specific risks to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.
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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements. Failure to comply with statutory and regulatory requirements may subject a manufacturer to legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.
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
Regulation and Procedures Governing Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can initiate clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States, although the approval of a medicinal product in the United States is no guarantee of approval of the same product in the EU, either at all or within the same timescale as approval may be granted in the United States. It entails satisfactory completion of pharmaceutical development, non-clinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication. It also requires the submission to relevant competent authorities for clinical trials authorization and subsequently of a marketing authorization application, or MAA, before the product can be marketed and sold in the EU or any of its Member States. If we fail to comply with applicable requirements, we may be subject to withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Clinical Trial Approval
In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022 and overhauls the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. The transitory provisions of the new Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new EU Clinical Trials Regulation.

Marketing Authorization
To obtain a marketing authorization for a medicinal product in the European Economic Area (comprised of the EU member states plus Norway, Iceland and Liechtenstein), or EEA, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EEA.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA and is mandatory for certain products, including products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. For those products for which the use of the centralized procedure is not mandatory, pursuant to Regulation (EC) No 726/2004, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of diseases other than those on the mandatory list, where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation, or for which a centralized authorization would be in the interest of public health. Our investigational COMP360 psilocybin therapy, as a new active substance indicated for the treatment of treatment-resistant depression, will have the option to be filed through the centralized procedure.
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
Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. Until December 31, 2023, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators.
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
Medicines that are selected for the PRIME scheme are also expected to benefit from the EMA’s accelerated assessment procedure at the time of application for marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
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
Regulation (EC) No. 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in ten thousand persons in the EU when the application is made, or (ii) it is unlikely that the marketing of the product in the EU, without the benefits derived from orphan status, would generate sufficient return to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the EU or, if such method exists, the product would be of significant benefit compared to products available for that condition.
An orphan designation provides a number of benefits in the EU, including fee reductions, regulatory assistance and the ability to apply for a centralized marketing authorization. The application for orphan designation must be submitted before the application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The grant of a marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the Member States can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example because the product is sufficiently profitable not to justify market exclusivity. There are also limited derogations from the ten-year period of market exclusivity pursuant to which the European Commission may grant a marketing authorization for a similar medicinal product in the same therapeutic indication. These are where: (i) the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to the second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.
Pediatric Development
In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which marketing authorization is being sought. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate or SPC (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires), even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
Data and Market Exclusivity
In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No. 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents generic and biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a marketing authorization for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity period. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals
A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a re-evaluation of the risk benefit balance by the EMA or by the competent authority of the authorizing EU Member State. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the product on the EEA market (in the case of the centralized procedure) or on the market of the authorizing EU Member State (for a national procedure) within three years after authorization ceases to be valid (the so-called sunset clause).
Controlled Drugs Classification
In the UK, psilocybin and psilocin are considered Class A drugs under the Misuse of Drugs Act 1971, as amended, and as Schedule 1 drugs under the Misuse of Drugs Regulations 2001, as amended. Class A drugs are considered to be the most potentially harmful, and have the highest level of control exerted over them under the Misuse of Drugs Act 1971. Similarly, Schedule 1 of the Misuse of Drugs Regulations 2001 lists those drugs to which the most restrictive controls apply: they are considered to have no legitimate or medicinal use, and can only be imported, exported, produced, supplied and the like under a license issued by the UK Government’s Home Office. If and when granted a marketing authorization by the MHRA in respect of the UK, psilocybin would still remain a Schedule 1 drug unless and until rescheduled by the UK Government’s Home Office. Unless and until psilocybin is rescheduled under the Misuse of Drugs Regulations 2001, and unless a statutory exemption was to be passed for COMP360 following the grant of a UK marketing authorization and before rescheduling, any prescribing doctors in the UK would require a Home Office license to prescribe COMP360, and similarly any patients to whom COMP360 was prescribed would require a Home Office license to possess COMP360. There can be no guarantee that such Home Office licenses would be granted or that rescheduling would be successful.
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
In addition, all new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place to document measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
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
Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of products, are strictly regulated in the EU under Directive 2001/83/EC, as amended. The advertising of prescription-only medicines to the general public is not permitted in the EU, or in the UK under the Human Medicines Regulations 2012. Although general requirements for advertising and promotion of medicinal products are established under EU Directive 2001/83/EC as amended, the details are governed by regulations in each EU Member State and can differ from one country to another.
The aforementioned EU rules are generally applicable in the EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.
Brexit and the Regulatory Framework in the United Kingdom
The UK formally left the EU (commonly referred to as “Brexit”) on January 31, 2020 and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.
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
•The federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, or ACA, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, certain other licensed health care practitioners) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•Analogous state and foreign equivalents of each of the healthcare laws and regulations described above, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require pharmaceutical companies to comply with the pharmaceutical industry voluntary compliance guidelines and other relevant compliance guidance promulgated by the federal government, such as the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure and/or registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information that may be more stringent than those in the United States (such as the EU, which adopted GDPR), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Healthcare Reform
In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in 2010, the ACA was enacted, which, among other things, increased rebates for drugs sold to Medicaid programs owed by most manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed organizations; imposes mandatory discounts for certain Medicare Part D beneficiaries in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjects drug manufacturers of certain branded prescription drugs to new annual, nondeductible fees and taxes; expanded healthcare fraud and abuse laws (including the FCA and the Anti-Kickback Statute), government investigative powers and enhances penalties for non-compliance; expands eligibility criteria for Medicaid programs thereby potentially increasing manufacturers’ Medicaid rebate liability; expands the entities eligible for discounts under the 340B Drug Pricing Program; created new requirements to report financial arrangements with physicians, as defined by such law, and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act; created a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2030.
The American Taxpayer Relief Act reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; imposes new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The overall impact that the IRA will have on our business and the healthcare industry in general is not yet known.
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
Human Capital Management
As a mental health care company, we’re dedicated to accelerating patient access to evidence-based innovation in mental health. Our team is the key to our success, and we believe it is essential to invest in building an engaged, diverse, supported, and incentivized workforce who can help us achieve our vision of a world of mental wellbeing. As of December 31, 2022, we had 181 employees. 134 employees are engaged in research and development activities and 47 employees are engaged in general administrative functions. We had 114 employees as of December 31, 2021 and grew by 59% as of December 31, 2022. As of December 31, 2022, 31% of our employees are located in the US, while the remaining 69% are located in the UK.
We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe our relations with our employees are good.
In 2021, we hired our first Chief People Officer to lead our human capital efforts as described below. Our primary initiatives in attracting, retaining, and developing our employees include:
Mental Health and Wellbeing

As a mental health care company, we aspire to be a leader in building a workplace that reduces the stigma of mental illness and fosters employee wellbeing. We take a holistic view of wellbeing support that includes mental and physical health support for all employees at COMPASS.

We offer various wellbeing resources which include:

•a global employee assistance program run by certified counsellors, offering 10+ therapy sessions per issue for team members and their families;

•one-to-one confidential wellbeing check-ins, onboarding and offboarding with our wellbeing community lead;

•community circles, providing a forum for employees to discuss any topic with colleagues, providing open communication and support;

•group health coaching series to help keep individuals on track towards their health goals;

•team meetings include wellbeing segments facilitated by our wellbeing community lead;

•access to a meditation app with weekly group meditation sessions;

•company-paid employee health care coverage;

•weekly qualified employee-led yoga sessions; and

•company-wide closedowns over the summer and year-end holidays, to make it easier for team members to disconnect during their time off.

In 2022, we became a member of One Mind at Work and a signatory to their Charter. One Mind at Work is a global coalition of organizations committed to the development and implementation of a gold standard for workplace mental health and wellbeing.
Engagement, Culture and Values

We strive to attract and retain people who are driven by our mission as well as the motivation to find better ways to help and empower those who are suffering with mental health challenges. We all share our values of being compassionate, bold, inclusive, and rigorous.

In 2022, we were certified a Most Loved Workplace by Best Practice Institute (BPI) and its Most Loved Workplaces® operation, which is a company that assesses and certifies a company as a workplace employees love based on internal surveys, external public ratings and interviews with corporate officials, ranking number 31 in the UK. The list recognizes companies that put respect, caring, and appreciation for their employees at the center of their business model.

We continue to build a positive working culture by:

•Holding annual engagement surveys with results owned by our senior leadership team who are accountable for setting out action plans. Our 2022 survey demonstrates that we continue to have a very strong 39% net promoter score, compared to a 45% net promoter score in 2021; according to Qualtrics XM Institute, a score of between 10 to 30% is good and a score of 30% or more is excellent. We run our engagement and culture survey at least annually in order to continually monitor our working environment, celebrate areas that are working well and take actions to address areas identified for improvement;

•Supporting employees’ participation in our social, wellbeing, environmental, learning and development, and diversity, equity, and inclusion groups. These groups include junior through executive level employees and employees are responsible for championing various initiatives;

•Hosting annual company values workshops for all employees to discuss our values and bring them to life;

•Holding monthly company-wide team meetings aimed to connect and receive updates from our CEO and the wider teams;

•Providing additional opportunities to stay connected in our hybrid working model, with initiatives such as Friday Fives, randomized five minutes ‘water cooler’ Zoom rounds, ‘lunch and learns’ hosted by various functions; remote and in-person social events; and Zoom open ‘office hours’ with our chief executive officer; and

•Having exit interviews to understand what we can do better to improve our culture and engagement.

Diversity, Equity, and Inclusion

We are united in our resolve to build a safe, diverse, accepting, and inclusive culture in our workplace and have been actively involved in similar efforts in our communities, such as participating in youth mentoring programs and organizing employee charitable donation programs.

Our engagement and culture survey also probes perceptions of equity, diversity and inclusion. This year we continued work with our Diversity, Equity, and Inclusion (DEI) employee-led committee and collaborated alongside the Employers’ Network for Equality and Inclusion (ENEI), of which we are members, and who serve as our external advisors. The focus areas of the DEI committee were:

•Continuing a data collection campaign around employees voluntarily providing their personal demographic information, to enable us to begin measuring our workforce diversity and set goals to improve diversity;

•Raising awareness of DEI issues through training. We hosted training and dialogue sessions for employees to learn about how to think and act inclusively. We also held periodic workplace harassment training to build awareness and capabilities. For our leadership team, we held an expert session and conversation about how to lead inclusively;

•Providing a dedicated space for employees to share their experiences, concerns, and suggestions around DEI through our community circles;

•Celebrating Pride Month with a panel and events; and

•Making changes to our processes to recruit diverse candidates, including:

◦We are connecting with experienced partners to support us to diversify our pool of candidates. We also use job boards dedicated to LGBTQ+, ethnic minorities, and neurodivergent job applicants;

◦We have improved the accessibility of our website for people with visual impairments. We also invite candidates to notify us if any disability accommodations are needed in the interview process; and

◦We are a signatory to the UK Disability Confident Scheme, which aims to help organizations employ disabled people. Disability Confident is creating a movement of change, encouraging employers to think differently about disability and take action to improve how they recruit, retain, and develop disabled people. This encompasses visible and non-visible disabilities.

As of December 31, 2022, our board had 33% female representation and 39% of our wider executive management team was female. Overall, our total female representation in the company as of December 31, 2022, was 64%, which is well above the 49% average according to the 2022 report by Biotechnology Innovation Organization.
Employee Development and Training

We believe that the individual growth of our employees will fuel the company’s growth over time since our talent is uniquely experienced in our pioneering work.

We are committed to the continued development of our employees, and to support their growth. To help us identify, foster, and retain high performing employees, we have several programs:

•Job architecture, providing employees with guidance and clear pathways for developing and progressing their career and twice-yearly promotions cycle;

•A process for performance and development goals that is tied to employees receiving feedback throughout the year and assessing individual performance and rewards at the end of the year;

•Dedicated internal resources to support employees’ personal development and career goals and embed development goals with support of mentoring and other development tools;

•Talent reviews, a twice-yearly process to assess and calibrate talent for the purposes of rewards and development;

•Specialized negotiations and communications skills training courses delivered by an external resource;

•An annual learning and development allowance for each employee to spend on personal development/job related training;

•Growth days, in-person quarterly half-day sessions to bring together our early career talent to network, learn, and socialize; and

•A special learning series for people managers about how to retain, engage, and motivate.
Compensation and Benefits

We provide competitive compensation and comprehensive benefits for our employees globally. Our compensation packages include base salary, annual bonus, annual equity awards, company paid healthcare plans, health screening, generous paid time-off, travel insurance, life/disability and income protection insurance, and retirement saving plans with company matching contributions. We also have an employee share purchase plan, under which eligible employees have the opportunity to buy our shares through payroll deductions every six months at a discount to the market price at the beginning or end of the each offering period, whichever is lower.

Our compensation and benefits are designed to provide employees with total compensation packages that are competitive with those offered by our peers and other companies with which we compete for talent. We evaluate our offerings on an annual basis to ensure competitiveness of our programs and adjust as needed.

Ways of Working

Keeping our values in mind, we recognize that to be inclusive and compassionate, we should empower everyone to work in the ways that suit them best. Our guidelines for ways of working set out core principles around what we expect from each other, rather than enforcing a rigid model. We believe in each other’s dedication to our mission, and we trust each other to make the best use of our working time. We look for the proof of that in our achievements, not in our working hours or location of work. We are bold in doing things differently if that’s what works best, testing new ways of working and adjusting them as we go. By allowing people to work in the way that suits them, employees have the flexibility to look after themselves. They can choose whether to work in the office or at home, can go out for a walk or a run in the middle of the day, and they have the flexibility to attend appointments. Alongside our ways of working policy, we also have a work-from-home budget for employees to purchase items that will make working at home a more comfortable and ergonomic experience. We still recognize the importance of connecting face-to-face with colleagues and with our growth in the United States this year we opened our first standalone office in New York City.

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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors as well as the other information included in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. The summary of the material risks associated with our business is included in the “Special Note Regarding Forward Looking Statements” on page 4 above.
Risks Related to Our Financial Position and Need for Additional Capital
We are a clinical-stage mental health care company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
We are a clinical-stage mental health care company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $91.5 million, and $71.7 million, respectively, for the years ended December 31, 2022 and 2021. As of December 31, 2022, we had an accumulated deficit of $261.1 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:

•conduct our Phase 3 program for our investigational COMP360 psilocybin therapy in TRD and continue the clinical development of our investigational COMP360 psilocybin therapy in other indications, including anorexia nervosa and PTSD;
•continue the training of therapists to deliver our investigational COMP360 psilocybin therapy in our Phase 3 program and clinical trials;
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
•pursue necessary scheduling-related decisions by the U.S. Drug Enforcement Administration, or the DEA, to enable us to commercialize any future therapeutic candidates containing controlled substances for which we may obtain regulatory approval, including COMP360;

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

•expand our operations in the United States, Europe and potential other geographies in the future; and
•incur additional legal, accounting and other expenses associated with operating as an English-domiciled public company listed in the United States.
To date we have funded our operations through private placements of equity and convertible notes and, since our initial public offering, or IPO, in 2020, through public equity offerings. To become and remain profitable, we will need to continue developing and eventually commercialize therapies that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing our Phase 3 clinical program of COMP360 in TRD and other clinical trials of COMP360 or any future therapeutic candidates, training a sufficient number of qualified therapists to deliver our investigational COMP360 psilocybin therapy, using digital technologies and solutions to enhance our therapeutic offering, establishing and/or collaborating with providers to develop additional “Centers of Excellence” where we can conduct trainings for therapists, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin therapy and any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if COMP360 psilocybin therapy or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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

We expect to require substantial additional funding in the future to sufficiently finance our operations and advance development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. We expect that our cash and cash equivalents of $143.2 million as of December 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as heightened or fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of our Phase 3 clinical program for our current investigational COMP360 psilocybin therapy program for TRD, our Phase 2 studies in anorexia nervosa and PTSD, and our preclinical activities and clinical trials for future indications or any future therapeutic candidates;
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
•the costs of training and certifying therapists to administer our investigational COMP360 psilocybin therapy in our Phase 3 program and other clinical trials;

•the costs of establishing our Centers of Excellence and the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our therapeutic model;
•generating and collecting data and advancing and defending our intellectual property portfolio; and strengthening our regional presence as a scientific and clinical resource;
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
•the amount of revenue, if any, we may derive either directly or in the form of royalty, milestone or other payments from future sales of our investigational COMP360 psilocybin therapy and any future therapeutic candidates, if approved; and
•the costs of operating as a public company.
Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, lower prices for many securities and concerns about potential recessionary factors may affect our ability to raise additional funding through sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin therapy or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, heightened or fluctuating inflation and interest rates and the related impact on U.S. and global economies or other economic or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our ADSs, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to COMP360 or any future therapeutics candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates.

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
We were formed in 2016 and to date, we have invested most of our resources in developing our investigational COMP360 psilocybin therapy, building our intellectual property portfolio, conducting business planning, raising capital and providing administrative support for these operations. Although we recently began our Phase 3 clinical program for our COMP360 psilocybin therapy for TRD, we have not yet demonstrated an ability to conduct such later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful product commercialization or obtain reimbursement in the countries of sale.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. If we receive regulatory approval for our COMP360 psilocybin therapy or any future product candidate, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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
Furthermore, certain shareholders and holders of ADSs, including those in the United States, may, even in the case where preferential subscription rights have not been cancelled or limited, not be entitled to exercise such rights, unless the offering is registered or the ordinary shares are qualified for sale under the relevant regulatory framework. As a result, there is the risk that investors may suffer dilution of their holdings should they not be permitted to participate in preference right equity or other offerings that we may conduct in the future.

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

We currently have no therapies that are approved for commercial sale and may never be able to develop marketable therapies. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our investigational COMP360 psilocybin therapy, which is currently our only therapeutic candidate in clinical development. Accordingly, our business currently depends on the successful regulatory approval of COMP360 and the commercialization of our investigational COMP360 psilocybin therapy. We cannot be certain that COMP360 will receive regulatory approval or that our therapy will be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of our investigational COMP360 psilocybin therapy, or if COMP360 does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.
The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of psilocybin is, and will remain, subject to comprehensive regulation by the FDA, the DEA, the EMA, the MHRA and comparable foreign regulatory authorities. Failure to obtain regulatory approval in the United States, Europe or other jurisdictions will prevent us from commercializing and marketing our investigational COMP360 psilocybin therapy in such jurisdictions.
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
The success of our investigational COMP360 psilocybin therapy and any future therapeutic candidates will depend on several factors, including the following:
•successful completion of clinical trials, including our Phase 3 program in TRD and Phase 2 programs in anorexia nervosa and PTSD, and preclinical studies;

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
•recruiting, training and certifying therapists to administer our investigational COMP360 psilocybin therapy in our Phase 3 program and other clinical trials;
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
•maintaining a continued acceptable safety profile of COMP360 and any future therapeutic candidates;
•effectively competing, including with respect to cost, with companies developing and commercializing other therapies in the indications which our investigational COMP360 psilocybin therapy targets;
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
In the United States, psilocybin and its active metabolite, psilocin, are listed by the DEA as “Controlled Substances” or scheduled substances, under the Comprehensive Drug Abuse Prevention and Control Act of 1970, also known as the Controlled Substances Act, or CSA, specifically as a Schedule I substance. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most state laws in the United States classify psilocybin and psilocin as Schedule I controlled substances. For any product containing psilocybin to be available for commercial marketing in the United States, psilocybin and psilocin must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.
Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while psilocybin and psilocin are Schedule I controlled substances, products approved by the FDA for medical use in the United States that contain psilocybin or psilocin should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If or when COMP360 receives FDA approval, we anticipate that the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule. During the review process, and prior to approval, the FDA may determine that it requires additional data, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse or misuse potential. This may introduce a delay into the approval and any potential rescheduling process. That delay would be dependent on the quantity of additional data required by the FDA. This scheduling determination will require DEA to conduct notice and comment rule making including issuing an interim final rule. Such action will be subject to public comment and requests for hearing which could affect the scheduling of these substances. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations.

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
We may experience delays in completing our Phase 3 clinical program of COMP360 psilocybin therapy in TRD, completing our ongoing Phase 2 clinical trials in anorexia nervosa and PTSD and initiating or completing additional clinical trials. For example, we have experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa.To address these challenges, we are making amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. As a result, we no longer expect to have data from this trial available in 2023, as we had originally expected. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates, including:
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
•adding new clinical trial sites;
•availability of adequately trained therapists and appropriate third-party clinical trial sites for the administration of COMP360 psilocybin therapy in our Phase 3 program and other clinical trials, including preparation, psilocybin administration and integration of the therapeutic experience;
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
•delays in our clinical trials due to public health crises, such as the COVID-19 pandemic, due to factors such as a decrease in the willingness or availability of patients to enroll in our clinical trials and challenges in procuring sufficient supplies of the underlying therapeutic substance;

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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process, including during phase 3 pivotal trials, and, because our investigational COMP360 psilocybin therapy is in our only product in clinical development, there is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in managing late-stage clinical trials; our phase 3 pivotal trials for COMP360 in TRD represent our first pivotal trials and we may not able to successfully execute our phase 3 pivotal trials.

We cannot be certain that our phase 3 pivotal trials for COMP360 in TRD, our ongoing phase 2 trials or any other future clinical trials will be successful. Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our investigational COMP360 psilocybin therapy. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of COMP360, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with COMP360, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of COMP360 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Even if our clinical trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses and we cannot guarantee that the FDA, the EMA or comparable foreign regulatory authorities will interpret the results as we do, or agree that our clinical trials have been appropriately designed or powered to demonstrate the safety and efficacy of COMP360. Accordingly, more trials could be required before we submit COMP360 for approval. To the extent that the results of the trials are not satisfactory to the FDA, the EMA or comparable foreign regulatory authorities for support of a marketing application, approval of COMP360 may be significantly delayed, or we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of COMP360. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. Due to the inherent risk in the development of therapeutic substances, there is a significant likelihood that COMP360 and any future therapeutic candidates will not successfully complete development and receive approval. Many other companies that believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their therapy. If we do not receive regulatory approvals for COMP360 or future therapeutic candidates, we may not be able to continue our operations. Even if regulatory approval is secured for COMP360 or any future therapeutic candidate, the terms of such approval may limit the scope and use of a specific therapeutic candidate, which may also limit its commercial potential.

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. These data may not be sufficient to support regulatory submissions or approvals.
We have in the past published and, from time to time in the future we may publish, interim, top-line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of subjects have been enrolled, but before completion of the trial. Similarly, we may report top-line or preliminary results of primary and key secondary endpoints before the final trial results are completed. Interim, top-line and preliminary data from our clinical trials may change as more patient data or analyses become available and are not necessarily predictive of final results. Further interim, top-line and preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects or cause the price of our stock to decline.

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
We have not previously submitted a new drug application, or NDA, to the FDA, or a marketing authorization application, or MAA, to the EMA or the MHRA. Before obtaining regulatory approvals for the commercial sale of COMP360 or any future therapeutic candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that COMP360 and any future therapeutic candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and while COMP360 is in a late stage of development, there continues to be a high risk of failure and we may never succeed in developing marketable products.
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for COMP360. We recently commenced our Phase 3 clinical program for COMP360 in TRD. It is possible that the FDA may disagree with the design of our Phase 3 program, which design reflects certain protocol amendments that, in part, reflect our re-estimation of sample size for COMP005 and incorporate long-term follow-up into both pivotal studies. FDA is currently reviewing these protocol amendments and may have comments or recommendations. FDA may request further changes in the size of our COMP005 trial or the design of the long-term follow-up component of both pivotal programs that may delay our Phase 3 clinical program or may impact the review process for our new drug application for COMP360. It is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
COMP360 or any future therapeutic candidates could fail to receive regulatory approval from the FDA, the EMA, the MHRA or comparable foreign regulatory authorities or be precluded from commercial marketing for many reasons, including the following:

•the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may disagree with, question or request changes in the size, design or implementation of our clinical trials;
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
In addition, even if we were to obtain approval, regulatory or pricing authorities may approve COMP360 or any future therapeutic candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our therapies, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a therapeutic candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that therapeutic candidate. For example, esketamine, a drug targeting major depressive disorder, or MDD, is only available through a Risk Evaluation and Mitigation Strategy, or REMS, program, under the applicable FDA regulations and, as is required for antidepressants, has a black box warning for increased risk of suicidal thoughts and behaviors in pediatric and young adult patients. Any of the foregoing scenarios may have a negative impact on the commercial prospects for our investigational COMP360 psilocybin therapy or any future therapeutic candidates.
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
If the FDA, the EMA, the MHRA or a comparable foreign regulatory authority approves COMP360 or any future therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the therapy and underlying therapeutic substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and with good clinical practices, or GCPs, for any clinical trials that we conduct post-approval, as well as applicable product tracking and tracing requirements, all of which may result in significant expense and limit our ability to commercialize such therapies. Additionally, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Later discovery of previously unknown problems with any approved therapeutic candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
The results of future clinical studies may show that COMP360 or any future therapeutic candidates cause undesirable or unacceptable side effects or even death. For example, there were a number of treatment emergent adverse events reported with the results of our Phase 2b clinical trial in TRD. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of COMP360 or any future therapeutic candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to psilocybin, certain patients may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.
Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Even if we receive regulatory approval for COMP360 or any future therapeutic candidates, we will have tested them in only a limited number of patients during our clinical trials. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the therapy used to determine whether, on a potentially statistically significant basis, the target safety and efficacy profile of any such therapeutic candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of COMP360 or any future therapeutic candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to such therapeutic candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. If our applications for marketing are approved and more patients begin to use our therapy, new risks and side effects associated with our therapies may be discovered. There have been other products and therapies that have been approved by the regulatory authorities but for which safety concerns have been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of therapies from the market, and our investigational COMP360 psilocybin therapy and any future therapeutic candidates may be subject to similar risks. We might have to withdraw or recall our investigational COMP360 psilocybin therapy and any future therapeutic candidates from the marketplace. We may also experience a significant drop in the potential future sales of our investigational COMP360 psilocybin therapy or any future therapeutic candidates if and when regulatory approvals for such therapy are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved therapeutic candidates, if any, or substantially increase the costs and expenses of commercializing and marketing our investigational COMP360 psilocybin therapy and any future therapeutic candidates.
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
Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of COMP360 or any future therapeutic candidates. There is a high failure rate for drugs proceeding through clinical trials, including in phase 3 pivotal trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.
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
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. For example, the population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions to impact the effectiveness of our investigational COMP360 psilocybin therapy which may cause the percentage of patients, if any, that go into remission to fluctuate. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin therapy. In addition, certain diseases or conditions that we decide to target may present increased or unique challenges in clinical development. For example, drug development for anorexia nervosa is not well understood, and we have experienced challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. We have learned from our experience and we are making amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. These amendments may delay our clinical development, increase our costs and may not be acceptable to regulatory authorities or IRBs. Moreover, these increased or unique challenges could ultimately impact our ability to seek and obtain regulatory approval in these conditions.

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
•the willingness or availability of patients to participate in our trials, including due to any public health crisis such as the COVID-19 pandemic and the emergence of new COVID-19 variants;

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
In addition, any negative results we may report in clinical trials of COMP360 or any future therapeutic candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial of COMP360 or any future therapeutic candidates will likely increase our costs, slow down COMP360 approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP 360 psilocybin therapy and generate revenue. We have experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. To address these challenges, we are making amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. Even with these proposed protocol amendments, we may experience challenges recruiting participants for our anorexia nervosa study. As a result of these challenges, we no longer expect to have data from this trial available in 2023, as we had originally expected. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates.

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions currently or in the future affected by the COVID-19 pandemic or which may in the future be impacted by other pandemics. For example, in the past, enrollment in our trials was adversely affected as a result of the pandemic due to limited availability of participants, the inability of patients, therapists or physicians to participate in our trials, interruptions in supply chains and delays with regulators and other similar bodies. The conduct of our trials may continue to be adversely affected by future public health crises, including COVID-19, despite efforts to mitigate this impact.
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
If our investigational COMP360 psilocybin therapy is approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America and in the EU. In select geographies, we might also consider relying on the support of a Contract Sales Organization, or CSO, or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our therapies effectively or to market our therapies effectively since we have limited organizational experience in the sales and marketing of therapeutic substances. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any therapeutic launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our therapies on our own include:
•our inability to train an adequate number of therapists to meet the demand for COMP360 psilocybin therapy;
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
If we enter into arrangements with third parties to perform market access and commercial services for any approved therapies, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any therapies that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved therapies outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our therapies or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. We may not be successful in entering into arrangements with third parties to commercialize our therapies or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our therapies effectively, to set up a sufficient number of treatment centers in third-party therapy sites, or to recruit, train and retain adequate number of therapists to administer our therapies. In addition, we are exploring ways in which we can use digital technology to improve the patient experience and therapeutic outcomes of our therapies. Commercialization partners may lack incentives to promote our digital technology and we may face difficulties in implementing our digital technologies in third-party therapy sites through such third parties.
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
•any potential unfavorable publicity, including negative publicity associated with recreational or professional use or abuse of psilocybin or with adverse outcomes or side effects from the use of psilocybin such as unfavorable publicity related to use of psilocybin at Oregon state-licensed psilocybin service centers under the supervision of a state-licensed facilitator;

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
If we are able to commercialize our investigational COMP360 psilocybin therapy or future therapies, our success will be dependent upon our ability to identify, qualify, prepare, certify and support third-party therapy sites that offer and administer our therapies. Our commercial model of delivering our investigational COMP360 psilocybin therapy will also involve third-party therapists before, during and after the COMP360 psilocybin administration session, which will be hosted in one of the third-party therapy sites. We intend to commercialize our investigational COMP360 psilocybin therapy and any future therapeutic candidates by building close relationships with qualified third-party therapy sites where these therapists will administer our investigational COMP360 psilocybin therapy. Because we expect our COMP360 psilocybin therapy to be subject to a REMS program and because we intend to work only with third-party sites and providers who agree to adhere strictly to our treatment protocols, we may face limitations on the number of sites available to administer our investigational COMP360 psilocybin therapy. Any such limitations could make it impracticable or impossible for some potential patients to access our investigational COMP360 psilocybin therapy, if approved, which could limit the overall size of our potential patient population and harm our future results of operations. Although we plan to develop Centers of Excellence to train and certify such third-party therapy sites, conduct further research on and continuously improve our treatment protocol, we expect this to involve significant costs, time and resources, and our efforts may not be successful.
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
While we currently provide training to the therapists and expect to continue providing trainings in the future (either directly or indirectly through third-party providers), we do not currently employ the therapists who deliver our therapies to patients and do not intend to do so in the future. Such therapists are typically employed by the third-party therapy sites. If our investigational COMP360 psilocybin therapy or any future therapeutic candidates are approved for commercialization, third-party therapy sites may demand substantial financial resources from us to recruit and retain a team of qualified therapists to administer our investigational COMP360 psilocybin therapy or any future therapeutic candidates. If the third-party therapy sites fail to recruit, train and retain a sufficient number of therapists or if a competitor develops a similar product that is effective without the use of therapists, our ability to offer and administer our therapies will be greatly harmed, which may in turn reduce the market acceptance rate of our therapies or limit our ability to grow our business. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.
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
Corporate practice restrictions exist in some form, whether by statute, regulation, professional board or attorney general guidance, or case law, in at least 42 U.S. states, though the broad variation between jurisdictions with respect to the application and enforcement of the doctrine makes establishing an exact count difficult. Because of the prevalence of corporate practice restrictions on medicine, we contract for provider services and other services provided by the Centers for Excellence through various agreements, such as service agreements, rather than employ providers. We expect that these relationships will continue, but we cannot guarantee that they will. The arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. In addition, a material change in our relationship with providers, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide therapies and could have a material adverse effect on our business, financial condition and results of operations.
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
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe any future therapeutic candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for COMP360 and any future therapeutic candidates may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even though COMP360 has been designated as a breakthrough therapy, the FDA may later decide that it, or any future therapeutic candidates that are designated by the FDA as breakthrough therapies, no longer meet the conditions for qualification.
Fast Track designation, if granted by the FDA, may not actually lead to a faster development or regulatory review or approval process.

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
We may enter into collaborations with pharmaceutical companies or others for the discovery, development and/or commercialization of future therapeutic candidates or research programs. For example, we established a Discovery Center under a sponsored research agreement with University of the Sciences Philadelphia (which merged into Saint Joseph’s University in 2022), or USciences,, through collaborations with academic laboratories at the University of California San Diego, School of Medicine (California), the Medical College of Wisconsin (Wisconsin), and Dr. Matthias Grill, CEO of MiHKAL GmbH (Switzerland). If we fail to enter into or maintain collaborations on reasonable terms, our ability to discover and develop future therapeutic candidates and research programs could be delayed or become more costly. Any future collaborations may subject us to a number of risks, including the following:
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
Our business strategy includes developing Centers of Excellence, which has in the past and we expect in the future will involve significant costs, time and resources. If our efforts are unsuccessful, our business, prospects and financial condition would be adversely affected.
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
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of therapeutic substances. Currently, we have no therapies that have been approved for commercial sale; however, the current and future use of our investigational COMP360 psilocybin therapy or any future therapeutic candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved therapies in the future, may expose us to liability claims. These claims might be made by patients who receive our investigational COMP360 psilocybin therapy in clinical trials and if regulatory approval is obtained, by patients who receive it under prescription and by healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that sell COMP360 psilocybin therapy or any future therapeutic candidates. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our investigational COMP360 psilocybin therapy or any future therapeutic candidates or any prospects for commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If COMP360 or any future therapeutic candidates causes adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use COMP360 or any future therapeutic candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:
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
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the United States, there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal medical use of “psilocybin products,” including magic mushrooms, to treat mental health conditions in licensed facilities with supervision by licensed facilitators. Oregon psilocybin service centers opened and licensed facilitators began offering psilocybin services to adults over the age of 21 in January 2023. In November 2022, voters in Colorado approved a ballot measure legalizing the use of psilocybin and psilocin in state-regulated centers under the supervision of state-licensed facilitators. Some cities have also been passed measures that decriminalizes or minimizes enforcement actions for psilocybin, including, for example, Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), Northampton, Massachusetts (April 2021), Seattle, Washington (February 2022) and San Francisco, California (September 2022). The legalization of psilocybin without regulatory oversight or with minimal regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.
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
As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. We had accumulated trading losses for carry forward in the UK of $176.9 million and $144.0 million as of December 31, 2022 and December 31, 2021, respectively. Subject to any relevant utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is limited each year to £5.0 million per group plus, broadly, an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
As a company that carries out extensive research and development activities, we seek to benefit from the UK research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditures (expected to reduce to up to 23% in respect of such qualifying research and development expenditures incurred on or after April 1, 2023) or carried forward for potential offset against future profits (subject to relevant restrictions). The majority of our research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as a SME, based on size criteria concerning employee staffing levels, turnover and gross assets.
The SME Program incorporates a cap on claims to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim.

In addition, changes to UK research and development tax relief legislation that have recently been enacted or proposed, expected to take effect from April 2023, respectively reduce the R&D cash rebate under the SME Program, increase the rate of credit under the RDEC Program and may introduce restrictions on relief that may be claimed for expenditure on sub-contracted research and development activity, broadly requiring either that workers carrying on such activity are subject to UK PAYE or, where work is undertaken outside the UK, that this must be due to geographical, environmental or social conditions that: (i) are not present in the UK; and (ii) it would be wholly unreasonable to replicate in the UK. These changes and such proposed restrictions may impact the quantum of R&D relief that we are able to claim in the future. In addition, the UK government is currently consulting on the potential replacement of the SME Program and RDEC Program with a single program, operating similarly to the RDEC Program, which may, inter alia, change the present treatment of sub-contracted research and development work and introduce different thresholds and caps on expenditure and relief. If enacted, the new program would be expected to have effect for expenditure incurred from April 2024 onwards, and could have a material impact on the quantum of research and development relief that we are eligible to claim.

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
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates and could have a material adverse effect on our business.
In the United States, the EU and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry.

We expect that changes and challenges to the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any future approved product. For more information regarding the risks related to recently enacted and future legislation please see the section entitled “Business – Healthcare Reform.”

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other things, contains substantial drug pricing reforms that may have a significant impact on the pharmaceutical industry in the United States. This includes allowing CMS to negotiate a maximum fair price for certain high-priced single source Medicare drugs, as well as redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, potentially resulting in higher contributions from plans and manufacturers. The IRA also establishes drug inflationary rebate requirements to penalize manufacturers from raising the prices of Medicare covered single-source drugs and biologics beyond the inflation-adjusted rate. The overall impact that the IRA will have on our business and the healthcare industry in general is not yet known.

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
Although we do not currently have any therapies on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to these laws and regulations please see the section entitled “Business—Other Healthcare Laws and Compliance Requirements.”

The distribution of pharmaceutical products is subject to additional requirements and regulations, including licensing, extensive record-keeping, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
Further, if any of our Centers for Excellence conduct clinical studies, we may face risks relating to operating a clinical trial site. Such risks may include, but are not limited to, research misconduct and patient injury. In addition, we may end up possessing a large amount of individually identifiable health information. Such activities are subject to a wide variety of laws, such as the aforementioned HIPAA.

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
Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
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
At the federal level, a comprehensive federal data privacy bill, the American Data Privacy and Protection Act, has been proposed and, if passed, will further change the privacy and data security compliance landscape. This proposed legislation, if passed, would help to streamline certain of our privacy obligations, but would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the United States. In addition, the SEC proposed cybersecurity rules that may go into effect during 2023 that will likely require, among other things, increased monitoring and reporting of data security incidents.

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
Our clinical trial activity conducted within the Member States of the EEA is regulated by the GDPR. The collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) (i) regarding individuals in the EU, and/or (ii) carried out in the context of the activities of our establishment in any EU Member State, is subject to the GDPR, as well as other national data protection legislation in force in relevant Member States.
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
In addition, we are subject to evolving and strict rules on the transfer of personal data out of the EEA to third countries such as the United States. In 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe in compliance with the GDPR’s cross-border data transfer restrictions, and raised questions about whether the European Commission’s standard contractual clauses one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the United States, and the UK Information Commissioner’s Office has stated that the Privacy Shield framework is inadequate for transfers from the UK to the U.S. Furthermore, on June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA. We will be required to transition to the new forms of standard contractual clauses and doing so may require significant effort and cost. The new standard contractual clauses may also impact our business as companies based in Europe may be reluctant to utilize the new clauses to legitimize transfers of personal information to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

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
Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty regarding data protection regulation in the United Kingdom. Following December 31, 2020, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments, etc.) (EU Exit) Regulations 2019)). However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. It is not subject to the new forms of standard contractual clauses but has issued its own transfer mechanism, the international data transfer agreement, which, like the standard contractual clauses, requires exporters to carry out a transfer impact assessment. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford therapies such as our investigational COMP360 psilocybin therapy or any future therapeutic candidates, if approved. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and therapies that use psilocybin or psilocin are precluded from reimbursement in the United States. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for therapies by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given therapy by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, Europe or elsewhere will be available for any therapy that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to insurance coverage and reimbursement please see the section entitled “Business—Coverage, Pricing, and Reimbursement.”

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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The recently enacted Inflation Reduction Act of 2022 contains, among other things, substantial drug pricing reforms that may have a significant impact on the pharmaceutical industry in the United States. This includes allowing CMS to negotiate a maximum fair price for certain high-priced single source Medicare drugs, as well as redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, potentially resulting in higher contributions from plans and manufacturers.
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
EU drug marketing regulation may materially affect our ability to market and receive coverage for our therapies in the EU Member States. Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal therapies is also prohibited in most countries within the EU. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of EU Member States, and in respect of the UK, the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Even if patents do successfully issue and even if such patents cover COMP360 and any future therapeutic candidates, third parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation proceedings in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. We cannot provide any assurances that we will successfully defend ourselves against this challenge or any future patent challenges. For example, in December 2021, a third party filed two petitions requesting post grant review of two of our patents (U.S. Patent 10,947,257 and U.S. Patent 10,954,259) before the Patent Trial & Appeal Board of the U.S. Patent and Trademark Office, or the USPTO Board. On June 22, 2022, the USPTO Board issued decisions in both cases denying institution of post grant review on the merits of the arguments presented in each of the challenges. On

July 22, 2022, the third-party challenger filed a request with the USPTO Board for rehearing of the USPTO Board’s decision, as well as a request for Precedential Opinion Panel on August 16, 2022 in each of the challenges. The USPTO Board has not yet issued a final decision on these requests.

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
If we were to initiate legal proceedings against a third party to enforce a patent covering one of our investigational therapies, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (i.e., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover COMP360 or any future therapeutic candidates. On July 22, 2022, a third-party challenger filed with the USPTO Board requests for rehearing of the USPTO Board’s decisions to deny institution of post-grant reviews of U.S. Patent 10,947,257 and U.S. Patent 10,954,259, and on August 16, 2022, the third-party challenger also filed requests for a Precedential Opinion Panel in each of the patents. The USPTO Board has not yet issued a final decision on these requests. The outcome following legal assertions of invalidity and unenforceability during patent litigation or other proceedings is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on COMP360 or one or more of any future therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business financial condition, results of operations, and prospects. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results.

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
Depending upon the timing, duration and conditions of FDA marketing approval of COMP360 and any future therapeutic candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and similar legislation in the EU. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term loss during product development, the FDA regulatory review process and the issuance of a final decision controlling the product under the Controlled Substance Act. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method of manufacturing it may be extended. However, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will not be lengthened and third parties, including our competitors, may obtain approval to market competing therapies sooner than we expect. As a result, our revenue from applicable therapies could be materially reduced and our business, financial condition, results of operations, and prospects could be materially harmed.

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
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
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
•third parties performing manufacturing or testing for us using our therapies or technologies could unknowingly use the intellectual property of others without obtaining a proper license;
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
There are a number of third parties that conduct IISs using COMP360 provided by us. Generally, we do not sponsor these IISs, and encourage the open publication of all IIS findings. Any failure by a third party to meet its obligations with respect to the clinical development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates may delay or impair our ability to obtain regulatory approval for COMP360. IISs of COMP360 or any future therapeutic candidates may generate clinical trial data that raises concerns regarding the safety or effectiveness of COMP360 and any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials.
There are a number of academic and private non-academic institutions that conduct and sponsor clinical trials relating to COMP360. We do not control the design or conduct of the IISs sponsored by third-parties, and the FDA or comparable foreign regulatory authorities could determine that these IISs do not provide adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the studies, safety concerns or other study results. Third-party investigators may design IISs that are underpowered, use clinical endpoints that are not widely accepted, questionable, or more difficult to achieve, or in other ways increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. In addition, these IISs may be conducted using different populations or indications than are used in our clinical trials or IISs which we sponsor, including milder or more severe patient populations. We also do not have control over academic or private non-academic institutions’ disclosure of information, and these parties may disclose sensitive information or results of studies without our approval or consent.
As a result of these IISs sponsored by third-parties, we will receive certain information rights with respect to the IISs, including access to and the ability to use and reference the resulting data, including for our own regulatory filings. However, we do not have control over the timing and reporting of the data from IISs, nor do we necessarily own or control the data from the IISs. If we are unable to confirm or replicate the results from the IISs or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of COMP360 or any future therapeutic candidates. Any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials. Any data perceived to be negative, however, could harm our ability to advance the clinical development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, and we may not be able to investigate whether such negatively perceived data reflects issues with the design and/or conduct of the IIS or if it actually reflects characteristics of our therapeutic approach. Moreover, we rely on our investigators and institutions to provide us timely information. We have in the past, and may in the future, experience delays in receiving notice of reportable adverse events or SUSARs from IISs. For example, we were informed in September 2020 of a SUSAR in an IIS at the University of Zurich that had occurred a few weeks earlier, despite an obligation by the site investigator to report such an event to us immediately. Such delays, or any failures to provide contractually required information, could negatively impact us or cause delays in our reporting requirements to applicable regulatory authorities. Further, if investigators or institutions breach their obligations with respect to the clinical development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the IISs been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.
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
We are subject to risks related to public health crises such as the COVID-19 pandemic. The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic, most of which have been lifted, have had a significant impact, both directly and indirectly, on global businesses and commerce. For example, although restrictions in the United Kingdom and the United States have generally been lifted, additional indirect effects such as worker shortages and supply chain constraints continue to impact segments of the economy. Other global health concerns could also result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate.

The future extent of the impact of the COVID-19 pandemic on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of additional or more infectious variants, or the effectiveness of actions to contain and treat coronavirus. For example, at the onset of the COVID-19 pandemic, we paused the enrollment of new patients into our clinical trials. In the future, we could also experience significant and material disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of COMP360 and any future therapeutic candidates. Future developments are inherently hard to predict and there can be no guarantee we will not face difficulties or additional costs in enrolling patients in our Phase 3 trials for TRD or future clinical trials, that we will be able to achieve full enrollment of our studies within the timeframes we anticipate, or at all, or that supply disruptions would not adversely impact our ability to initiate and complete preclinical studies or clinical trials.

The COVID-19 pandemic has also affected, and may in the future affect, employees of third-party CROs that we rely upon to carry out our clinical trials. As new variants of the COVID-19 virus continue to emerge and spread around the globe, we may experience additional disruptions that could severely impact our business and clinical trials, including the diversion of healthcare resources away from our clinical trials, the interruption of key clinical trial activities, delays in receiving authorizations from regulatory authorities, changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, supply chain disruptions and continued volatility in the public equity markets and global economic disruptions, among other things.

The COVID-19 pandemic could in the future cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our investigational COMP360 psilocybin therapy and any future therapeutic candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. The COVID-19 pandemic, among other factors, has also in the past caused significant volatility in public equity markets and disruptions to the United States and global economies. Increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

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
In July 2022, we announced the separation of the Chief Executive Officer and chair of the board of directors positions, the appointment of Kabir Nath as our new Chief Executive Officer and the appointment of our co-founder George Goldsmith, who was our Chief Executive Officer until August 1, 2022, as Executive Chairman of the board of directors. Effective January 1, 2023, Mr. Goldsmith transitioned to non-executive chair of the board of directors. There is a transition period as we adjust to our new leadership structure and as our new Chief Executive Officer, who does not have prior experience as a Chief Executive Officer of a publicly traded company, is fully integrated into his role and our company. Leadership transitions are often difficult and create uncertainty. If we are not successful in managing this leadership transition or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, we have had other senior management changes at the end of 2021 and beginning of 2022, including hiring a new Chief Financial Officer and General Counsel, as well as the resignation of our president and Chief Operating Officer, whom we do not intend to replace. Further, these changes also increase our dependency on other members of our executive team and key managers and senior scientists. The loss of other key executives, managers and senior scientists could delay our research and development activities. In addition, our ability to compete in the highly competitive pharmaceutical industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth or raise funds to support our growth could delay the execution of our business plans or disrupt our operations.

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

We may also be highly dependent on information technology networks and systems, including the internet and external cloud providers, to securely process, transmit and store this critical information. Security incidents or breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, could create system disruptions, shutdowns or unauthorized disclosure or modifications of confidential information, causing patient health information to be accessed, acquired or altered without authorization or to become publicly available. In addition, we use certain systems rely on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These machine learning systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our guiding principles, and mission. Any errors or vulnerabilities discovered in our systems or data could also result in damage to our reputation or liability for damages, any of which could adversely affect our growth prospects and our business.

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
•timing of completion of our Phase 3 clinical program;
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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $6.54 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through December 31, 2022. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.

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
Based upon our ordinary shares outstanding as of December 31, 2022, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47% of our ordinary shares and ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
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
Under the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder (as defined below under “Taxation—Material U.S. Federal Income Tax Considerations for U.S. Holders”) holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. Based on the current and expected composition of our income and assets and the value of our assets, we believe that we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2022. However, no assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.

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
Based on our review of beneficial ownership reports filed with the SEC, we do not believe that we were classified as a CFC for the 2022 taxable year. However, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, each year in our annual reports on Form 10-K, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, we will not require an attestation report on internal control over financial reporting issued by our independent registered public accounting firm for the year ending December 31, 2022, because, based on our public float at June 30, 2022, we qualify as a smaller reporting company and will be considered a non-accelerated filer as of December 31, 2022. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if in future years an attestation report on internal control over financial reporting issued by our independent registered public accounting firm may be required and if our independent registered public accounting firm were to be unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ADSs could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to stockholder litigation, which could have an adverse impact on the market price or our ADSs and cause us to incur additional expenses.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our securities less attractive to investors.

We qualify as a “smaller reporting company,” because the market value of our stock held by non-affiliates was less than $560.0 million as of June 30, 2022, and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company for so long as (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. As a smaller reporting company, we may take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our ADSs and the price of our ADSs may be more volatile.

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
Unfavorable global economic conditions have in the past and could in the future adversely affect our business, financial condition or results of operations.

Our results of operations have in the past and could in the future be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States and UK, have been affected from time to time by economic downturns or recessions, supply chain constraints, heightened and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine, the ongoing conflict and any further escalation of geopolitical tensions related to this conflict, including the imposition of sanctions by the United States and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates and increased volatility in financial markets. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.

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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, the COVID-19 pandemic and policies and regulations implemented by governments in response to the pandemic had significant impact on FDA operations, including postponement of FDA inspections. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:
•economic weakness, including heightened and fluctuating inflation and interest rates, political instability, and the effect of the COVID-19 pandemic, including the emergence of any variants or any future mitigation efforts and current or future economic effects;
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
•workforce uncertainty in countries where labor unrest is more common than in the United States, United Kingdom and European Union;

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
Given our reliance on technological infrastructure, we continue to evaluate internal security measures and policies. Our internal computer systems, which are managed partially by a third party, and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, pandemics and telecommunications and electrical failure. Any system failure, accident or security breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our therapeutic development programs. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Whilst we conduct periodic penetration testing and perform continuous security monitoring, as the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and the costs to protect our network and systems may increase.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Facilities
We lease office space, located at Fora - Soho, 33 Broadwick Street, London, W1F 0DQ, United Kingdom, which is the Company’s corporate headquarters. The lease expires in 2023.
In 2022, we entered into a membership agreement with WeWork for office space at 130 Madison Avenue, New York, NY. The initial term of the membership agreement expires August 2023. The membership agreement may be cancelled upon 3 months notice.
We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available as needed to accommodate our anticipated needs.
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
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK
Market Information and Holders of Ordinary Shares and ADSs
Our American Depositary Shares, or ADSs, each represent one ordinary share, nominal value £0.008 per share, of COMPASS Pathways plc. An ADS may be evidenced by an American Depositary Receipt issued by Citibank, N.A. as depositary bank.  Our ADSs have been listed and traded on The Nasdaq Global Select Market under the symbol “CMPS” since September 18, 2020.  As of February 22, 2023, there were approximately ten holders of record of our ordinary shares, nominal value £0.008 per share, and four holders of record of our ADSs. The closing sale price per ADS on The Nasdaq Global Select Market on February 22, 2023 was $8.60.
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
Our Equity Compensation Plans Information

Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference in Item 12 of Part III of this Annual Report.
Unregistered sale of equity securities
We did not have any sales of unregistered securities in 2022.
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1 to October 31, 2022	0	0	0	0
November 1 to November 30, 2022	0	0	0	0
December 1 to December 31, 2022	8,986.00	$9.20	0	0
Three Months Ended December 31, 2022	8,986.00	$9.20	0	0
(a) Represents ordinary shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
Defaults upon senior securities
Not applicable
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A. “Risk Factors” and the section titled “Special Note Regarding Forward-Looking Statements.”
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

Our initial focus is on TRD comprising patients who are inadequately served by the current treatment paradigm. Early signals from academic studies, using formulations of psilocybin not developed by us, have shown that psilocybin therapy may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. In 2018, we received Breakthrough Therapy designation from the FDA for COMP360 for the treatment of TRD. In 2019, we completed a Phase 1 clinical trial administering COMP360, along with psychological support, to 89 healthy volunteers. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase 2b studies. We also demonstrated the feasibility of administering COMP360 psilocybin to up to six healthy participants simultaneously, with 1:1 support.
In November 2021, we announced positive topline results from our Phase 2b clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine, the world’s leading peer-reviewed medical journal, published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin therapy clinical trial completed to date. The objective of the phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The topline results from the 233-participant trial showed a rapid and sustained response for patients receiving a single 25mg dose of COMP360 psilocybin administered with psychological support, with 29.1% of participants in remission by week 3 (p<0.002). The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
We commenced our Phase 3 program evaluating our COMP360 psilocybin therapy in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in the Company’s Phase 2b trial (n=233). We expect top-line data in summer of 2024.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase treatment responders and/or improve responses observed in our Phase 2b trial and explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. We expect top-line data by mid-2025.
• The primary endpoint in both pivotal trials is the change from baseline in MADRS total score at week 6.
Beyond TRD, we have ongoing Phase 2 trials in anorexia nervosa and PTSD.

Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes, our initial public offering, or IPO, and our follow-on offering completed in May 2021, or Follow-On Offering, of American Depositary Shares, or ADSs, representing our ordinary shares in September 2020 and May 2021, respectively. Through December 31, 2022, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million from sales of ADSs in our IPO and $154.8 million from sales of ADSs in our Follow-On Offering. In October 2021, we entered into a Sales Agreement with Cowen and Company, LLC, under which we may issue and sell from time to time up to $150.0 million of our ADSs at market prices, which we refer to as our ATM Facility. At December 31, 2022, we had received net cash proceeds of $0.4 million from sales of ADSs under our ATM Facility.
We have incurred significant operating losses since our inception. We incurred total net losses of $91.5 million and $71.7 million for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $261.1 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin therapy for TRD, and we expect they will continue to increase as we increase our staffing and conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin therapy candidate and conduct our Phase 2 studies for anorexia nervosa and PTSD and, potentially including expanding into additional indications, and initiate preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Our ability to raise additional funds may also be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from heightened or fluctuating interest rates and rates of inflation and foreign exchange fluctuations, potential recessions in any of the regions or countries in which we operate, the ongoing war between Ukraine and Russia, and changing conditions resulting from the COVID-19 pandemic or other public health crises. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of December 31, 2022, we had cash and cash equivalents of $143.2 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions
We continue to monitor current macroeconomic and geopolitical events, including heightened or fluctuating inflation and interest rates and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, the ongoing war between Ukraine and Russia, and changing conditions resulting from the COVID-19 pandemic, for any potential impact they may have on our business.
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
A change in the outcome of any of these variables, among others, with respect to the development of our investigational COMP360 psilocybin therapy in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our investigational COMP360 psilocybin therapy. For example, if the FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare products Regulatory Agency, or MHRA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to commit significant additional financial resources and time on the completion of clinical development of that therapeutic candidate.
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
We anticipate that our general and administrative expenses will continue to be significant in order to support our continued research activities and development of our investigational COMP360 psilocybin therapy.
We also anticipate we will continue to incur significant accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company. Additionally, if and when we believe a regulatory approval of a therapeutic candidate appears likely, we anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.
Other Income (Expense), Net
Other Income
Other income relates to interest earned on cash balances and gains/losses recognized in connection with a forward exchange contract.
Foreign exchange gains (losses)
Foreign exchange gains (losses) consist of foreign exchange impacts arising from foreign currency transactions, primarily related to U.S. dollars maintained in bank accounts in Pounds Sterling functional currency entities.

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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the years ended December 31, 2022 and 2021. We expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
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
Unsurrendered UK losses may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated trading losses for carry forward in the UK of $176.9 million and $144.0 million as of December 31, 2022 and 2021, respectively, which is offset by a full valuation allowance.
During the years ended December 31, 2022 and 2021, we recorded a tax provision of $0.4 million and $0.2 million, related to our income tax obligations of its operating company in the US, which generates a profit for tax purposes.

Results of Operations
Comparison For The Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021	Change
OPERATING EXPENSES:
Research and development	$65,053	$44,027	$21,026
General and administrative	45,350	39,194	6,156
Total operating expenses	110,403	83,221	27,182
LOSS FROM OPERATIONS	(110,403)	(83,221)	(27,182)
OTHER INCOME, NET:
Other income	4,061	40	4,021
Foreign exchange gains	821	1,990	(1,169)
Benefit from R&D tax credit	14,424	9,648	4,776
Total other income, net	19,306	11,678	7,628
Loss before income taxes	(91,097)	(71,543)	(19,554)
Income tax expense	(408)	(199)	(209)
Net loss	$(91,505)	$(71,742)	$(19,763)
Research and Development
The table below summarizes our research and development expenses incurred for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021	Change
Development expenses	$34,342	$27,618	$6,724
Personnel expenses	16,662	10,538	6,124
Non-cash share-based compensation expense	7,358	4,569	2,789
Other expenses	6,691	1,302	5,389
Total research and development expenses	$65,053	$44,027	$21,026
Research and development expenses increased by $21.0 million to $65.1 million for the year ended December 31, 2022, from $44.0 million for the year ended December 31, 2021. The increase in research and development expenses was primarily attributable to:
•an increase of $6.7 million in external development expenses, which primarily related to $4.6 million for the cost of preclinical studies, $2.6 million in drug development and manufacturing costs, $0.5 million in costs for digital activities and $0.3 million in therapist training costs, offset by a $1.3 million decrease in clinical trial expenses due to the completion of Phase 2 studies;
•an increase of $6.1 million in personnel expenses, primarily as a result of hiring additional personnel in our research and development departments to support the expansion of our digital, preclinical and clinical teams;
•an increase of $2.8 million in non-cash share-based compensation expense due to increased staffing levels year over year, and the inducement grant awarded to our new chief executive officer in August 2022, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021; and
•an increase of $5.4 million in other expenses, which primarily related to $3.6 million in R&D external consulting expenses, $1.1 million increased pre-commercial spend and $0.7 million in clinical trial insurance, IT and travel costs.
We expect research and development costs to continue to increase substantially in the near future, consistent with our plan to continue to advance our Phase 3 program for COMP360 psilocybin therapy in TRD in 2023.

General and Administrative
The following table summarizes our general and administrative expenses for the years ended December 31, 2022, and 2021 (in thousands):

	Year ended December 31,
	2022	2021	Change
Personnel expenses	$17,160	$13,999	$3,161
Non-cash share-based compensation expense	5,765	4,070	1,695
Legal and professional fees	11,404	8,654	2,750
Facilities and other expenses	11,021	12,471	(1,450)
Total general and administrative expenses	$45,350	$39,194	$6,156
General and administrative expenses increased by $6.2 million to $45.4 million for the year ended December 31, 2022 from $39.2 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $3.2 million in personnel expenses, primarily due to an increase in staffing levels related to the hiring of additional personnel in general, administrative and commercial departments to support our growth initiatives, including operating as a public company;
•an increase of $1.7 million in non-cash share-based compensation expense due to increased staffing levels year over year, and the inducement grant awarded to our new chief executive officer in August 2022, in addition to a company-wide option grant in February 2022. There was no similar company-wide grant in 2021;
•an increase of $2.8 million in legal and professional fees, primarily related to expenses associated with external consulting, public relations, patent applications and legal advice, as well as continuing costs associated with operating as a public company, and other corporate activities as we continue to grow our business; and
•a decrease of $1.5 million in facilities and other expenses, primarily attributable to decreases of $1.1 million in insurance costs, $0.6 million in Centers of Excellence costs and $0.2 million in communications costs. This was offset by an increase of $0.4 million in sponsorships and other donations.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development growth initiatives.
Other Income (Expense), Net
Other income
Other income was $4.1 million for the year ended December 31, 2022 and less than $0.1 million for the year ended December 31, 2021. The increase in other income primarily related to increased interest income as a result of higher interest rates on cash deposits in addition to a gain of $2.8 million recognized in connection with a forward exchange contract that we entered into and settled in the third quarter of 2022.
Foreign exchange gains (losses)
Foreign exchange gains decreased by $1.2 million to a gain of $0.8 million for the year ended December 31, 2022 from a gain of $2.0 million for the year ended December 31, 2021, primarily related to gains arising from the translation of cash balances generated from the IPO proceeds and the Follow-On Offering proceeds that were maintained in U.S. dollars, which is different from the legal entity’s functional currency (Pound Sterling) giving rise to foreign currency gains. Currently, our U.S. dollar balances are held in a Pound Sterling functional currency legal entity and converted as required into Pound Sterling because the predominant cash outflows are Pound Sterling. As our operating model and business develops we will continually monitor and assess our legal entity structure and whether our future cash outflows continue to be reported in Pounds Sterling or in U.S. dollars, as well as the continuing impact of foreign exchange rates on our results of operations.

Benefit from Research and Development Tax Credit
During the year ended December 31, 2022 and 2021, we recognized an R&D tax credit from the UK as a benefit within other income (expense), net of $14.4 million and $9.6 million, respectively. The benefit from R&D tax credit increased by $4.8 million in 2022 compared to 2021 in line with increased research and development activities.
Income tax expense
The income tax expense was $0.4 million for the year ended December 31, 2022 and $0.2 million for the year ended December 31, 2021. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.
Results of Operations
Comparison For The Years Ended December 31, 2021 and 2020
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
General and administrative expenses increased by $11.2 million to $39.2 million for the year ended December 31, 2021 from $28.0 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $7.9 million in personnel costs, primarily due to an increase in staffing levels related to the hiring of additional personnel in general, administrative and commercial functions to support our growth initiatives, including operating as a public company, in addition to costs related to the severance amount associated with the departure of our prior General Counsel and Chief Legal Officer;
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
Other income
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
Liquidity and Capital Resources
We are a clinical-stage mental health care company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes and ADSs in our IPO and our Follow-On Offering. Through December 31, 2022, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million in net proceeds from sales of ADSs through our IPO, and $154.8 million in net proceeds from our Follow-On Offering. Through December 31, 2022, we had received net cash proceeds of $0.4 million through sales of ADSs under our ATM facility. We believe our existing cash balance of $143.2 million at December 31, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(105,451)	$(67,745)	$(41,380)
Net cash used in investing activities	(596)	(334)	(628)
Net cash provided by financing activities	1,040	156,646	194,155
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,959)	(5,576)	13,225
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(129,966)	$82,991	$165,372
Net Cash Used in Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was $105.5 million, primarily resulting from our net loss of $91.4 million offset by a non-cash gain on foreign currency remeasurement of $1.1 million, non-cash share-based compensation expenses of $13.1 million, depreciation and amortization of $0.3 million, and non-cash lease expenses of $2.1 million. The net loss was also adjusted by $30.7 million related to changes in components of working capital, including a $28.8 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, an increase in deferred and prepaid tax assets of $1.7 million, a $0.3 million increase in other assets related to increased implementation costs, a $0.3 million decrease in accrued expenses and other liabilities and a $2.0 million decrease in operating lease liabilities, offset by a $2.5 million increase in accounts payable which primarily relates to research and development invoices received in the quarter.
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
Net Cash Used in Investing Activities
During the years ended December 31, 2022 and 2021, net cash used in investing activities was $0.6 million and $0.3 million respectively, primarily driven by our purchases of property and equipment, which largely consisted of lab and office equipment.
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

Net Cash Provided by Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $1.0 million, primarily related to proceeds from exercise of options of $0.4 million, proceeds from the issuance of ordinary shares through our ATM facility of $0.4 million and proceeds from the issuance of shares under the employee share purchase plan of $0.2 million.
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
Effect of exchange rate changes on cash, cash equivalents and restricted cash
During the year ended December 31, 2022 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange loss of $25.0 million compared with a loss of $5.6 million in the same period in the prior year and a gain of $13.2 million in 2020, primarily driven by movements in exchange rates from period to period, resulting in exchange losses on cash balances which are held in entities with Pound Sterling functional currencies and translated to U.S. dollars, the reporting currency.
Funding Requirements
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we advance our Phase 3 clinical program of COMP360 in TRD and continue to advance the preclinical activities, manufacturing and Phase 2 clinical trials of COMP360. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expenses will also increase as we:
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
•continue the training of qualified therapists, psychiatrists and other healthcare professionals to deliver our investigational COMP360 psilocybin therapy in our clinical trials;
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
We believe our existing cash of $143.2 million at December 31, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
We have recorded a benefit from the R&D tax credit in other income, net $14.4 million, $9.6 million and $4.2 million for the years ended December 31, 2022, 2021 and 2020 respectively.
The refund is denominated in pounds sterling and, therefore, the receivable is remeasured into U.S. dollars as of each reporting date. As of December 31, 2022 and 2021, our tax incentive receivable from the UK government was $14.0 million and $9.6 million, respectively. The 2021 credit claimed at £7.1 million was receipted in full in 2022 at an amount of $8.5 million.

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
We determined the key assumptions for the Black-Scholes option-pricing model as discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.
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
Smaller Reporting Company Status
Based on the market value of shares held by non-affiliates on June 30, 2022, we are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act and have exited the “large accelerated filer” status as of December 31, 2022. We may take advantage of certain of the scaled disclosures available to smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation and an exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures. As a smaller reporting company with annual revenues of less than $100.0 million, we are also not required to provide an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will be able to take advantage of these scaled disclosures and exemptions for so long as (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
Interest Rate Risk
As of December 31, 2022, we held cash and cash equivalents of $143.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying United States and United Kingdom bank interest rates. Our surplus cash has been invested in interest-bearing savings and money market accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
Foreign Currency Exchange Risk
We currently maintain the consolidated financial statements of COMPASS Pathways plc in pounds sterling, but for financial reporting purposes our consolidated financial statements have been presented in U.S. dollars, the reporting currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other income (expense), net in the consolidated statements of comprehensive loss. The financial statements of entities are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, expenses are translated at the average exchange rates for the relevant period and shareholders’ equity (deficit) is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive loss, a component of shareholders’ equity (deficit). For the year ended December 31, 2022, $0.8 million of unrealized gains on foreign currency translation was included in other comprehensive loss compared to an unrealized gain of $2.0 million for the year ended December 31, 2021.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are not an accelerated filer or large accelerated filer
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.
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
The remaining information called for by this item, including information about our Directors, Executive Officers and Audit Committee, will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

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
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3*	Description of Securities
10.1#	Investment and shareholders’ agreement by and between COMPASS Rx Limited and the shareholders named therein, dated April 17, 2020 and amended and restated on August 7, 2020.	Form F-1	333-248484	10.1	8/28/2020
10.2#	Lease Agreement by and between Fora Space Limited and the Company, dated July 9, 2021	Form 6-K	001-39522	10.1	8/11/2021
10.3#	Employment Agreement with George Goldsmith.	Form 20-F	001-39522	10.2	3/9/2021
10.4#	Employment Agreement with Ekaterina Malievskaia.	Form 20-F	001-39522	10.7	3/9/2021
10.5	2020 Employee Share Option and Incentive Plan with Non-Employee Sub-Plan and U.S. Sub-Plan, as amended.	Form F-1/A	333-248484	10.2	9/14/2020
10.6	2020 Employee Share Purchase Plan	Form F-1/A	333-248484	10.3	9/14/2020
10.7#	Licence Agreement by and between The Office Group and COMPASS Pathways Limited dated October 31 2019.	Form F-1/A	333-248484	10.4	9/14/2020

10.8#	Services Agreement by and between BioInnovation Labs LLC and COMPASS Pathways, Inc., dated May 30, 2019, as amended by Amendment No. 1 to Services Agreement, dated April 22, 2020, and as supplemented by Services Agreement, dated June 26, 2020.	Form F-1/A	333-248484	10.5	9/14/2020
10.9	Form of Deed of Indemnity between COMPASS Pathways plc and each of its Directors and Officers.	Form F-1/A	333-248484	10.6	9/14/2020
10.10#	Employment Agreement with Michael Falvey	Form 6-K	001-39522	10.1	12/7/2021
10.11#	Form of Non-Qualified Share Option Agreement for Company Employees under the 2020 Share Option and Incentive Plan.	Form 8-K	001-39522	10.2	02/04/2022
10.12#*	Restricted share unit award agreement for company employees under the COMPASS Pathways plc 2020 Share Option and Incentive Plan
10.13#	Employment Agreement with Matthew Owens	10-K	001-39522	10.20	02/24/2022
10.14	Services Agreement by and between BioInnovation Labs LLC and COMPASS Pathways Inc dated January 31, 2022	10-K	001-39522	10.21	02/24/2024
10.15	Service Agreement by and between Movassate Family Trust and COMPASS Pathways Inc dated August 3, 2021	10-K	001-39522	10.22	02/24/2022
10.16	Master Research Collaboration Agreement by and among COMPASS Pathfinder Limited, King’s College London and South London and Maudsley NHS Foundation Trust, dated March 22, 2022	10-Q	001-39522	10.1	05/10/2022
10.17#	Employment Agreement dated August 1, 2022 by and between COMPASS Pathways plc and Kabir Nath.	8-K	001-39522	10.1	07/19/2022
10.18	Amendment to Employment Agreement dated September 14, 2020 by and between COMPASS Pathways plc and George Goldsmith.	8-K	001-39522	10.2	07/19/2022
10.19*	WeWork Membership Agreement dated August 22, 2022 by and between COMPASS Pathways Inc and 130 Madison Avenue Tenant LLC
10.20#	Form of Inducement Award Non-Qualified Share Option Agreement.	10-Q	001-39522	10.3	8/04/2022
21.1	Subsidiaries of COMPASS Pathways plc.	Form F-1	333-248484	21.1	8/28/2020
23.1*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principle Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO THE FINANCIAL STATEMENTS
Consolidated Financial Statements of COMPASS Pathways Plc

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of COMPASS Pathways plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of COMPASS Pathways plc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

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

Benefit from Research and Development Tax Credit

As described in Notes 2 and 5 to the consolidated financial statements, the Company carries out research and development activities and benefits from the UK research and development (“R&D”) tax credit regime under the scheme for small and medium-sized enterprises. For the year ended December 31, 2022, the Company recognized $14.4 million in benefit from R&D tax credit. As disclosed by management, they evaluate the tax credit programs the Company is expected to be eligible for and recognize a benefit from the R&D tax credit for the portion of the expense that management expects to qualify under the program and have reasonable assurance that the amount will ultimately be realized. Management assesses its research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for
F-1

credit under the tax credit program and whether the claim will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government. Management makes judgements to estimate the qualifying R&D expenditures including the allocation of time spent by individual team members on R&D activities versus non-R&D activities.

The principal considerations for our determination that performing procedures relating to the Benefit from R&D Tax Credit is a critical audit matter are (i) the significant judgement applied by management when determining the nature and amount of expenses that qualify under the tax credit program, including estimating the allocation of time spent on R&D activities; and (ii) the high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating audit evidence related to the benefit from R&D tax credit.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s assessment of the nature of the activities performed by the Company and their qualification for the R&D tax credit program available for small and medium sized enterprises, (ii) testing management’s process for estimating R&D costs that qualify, (iii) evaluating the reasonableness of management’s allocation of qualifying expenses including determining the amount expected to be realized based on relevant criteria outlined in the tax credit program, (iv) testing the completeness and accuracy of the data underlying the tax credit calculations, and (v) obtaining evidence of cash received in respect of the prior year’s claim to support the assessment that the benefit will ultimately be realized.

/s/PricewaterhouseCoopers LLP
Reading, United Kingdom
February 28, 2023

We have served as the Company's auditor since 2018.

COMPASS PATHWAYS PLC
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,206	$273,243
Restricted cash	175	104
Prepaid income tax	575	332
Prepaid expenses and other current assets	47,695	21,621
Total current assets	191,651	295,300
NON-CURRENT ASSETS:
Investment	469	525
Property and equipment, net	617	398
Operating lease right-of-use assets	2,006	3,696
Deferred tax assets	2,224	766
Other assets	327	213
Total assets	$197,294	$300,898
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,761	$2,564
Accrued expenses and other liabilities	9,325	10,308
Operating lease liabilities - current	1,510	2,235
Total current liabilities	15,596	15,107
NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	418	1,379
Total liabilities	16,014	16,486

Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 42,631,794 and 42,019,874 shares authorized, issued and outstanding at December 31, 2022 and 2021, respectively	440	435
Deferred shares, £21,921.504 par value; one share authorized, issued and outstanding at December 31, 2022 and 2021	28	28
Additional paid-in capital	458,825	444,750
Accumulated other comprehensive (loss)/income	(16,867)	8,840
Accumulated deficit	(261,146)	(169,641)
Total shareholders' equity	181,280	284,412
Total liabilities and shareholders' equity	$197,294	$300,898

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Year Ended December 31,
	2022	2021	2020
OPERATING EXPENSES:
Research and development	$65,053	$44,027	$23,366
General and administrative	45,350	39,194	28,027
Total operating expenses	110,403	83,221	51,393
LOSS FROM OPERATIONS:	(110,403)	(83,221)	(51,393)
OTHER INCOME (EXPENSE), NET:
Other income, net	4,061	40	319
Foreign exchange gains (losses)	821	1,990	(11,702)
Fair value change of convertible notes	—	—	(1,041)
Fair value change of convertible notes - due to a related party	—	—	(730)
Benefit from R&D tax credit	14,424	9,648	4,245
Total other income (expense), net	19,306	11,678	(8,909)
Loss before income taxes	(91,097)	(71,543)	(60,302)
Income tax expense	(408)	(199)	(32)
Net loss	(91,505)	(71,742)	(60,334)
Other comprehensive loss:
Foreign exchange translation adjustment	(25,707)	(5,745)	14,683
Comprehensive loss	(117,212)	(77,487)	(45,651)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(2.16)	$(1.79)	$(3.55)
Weighted average ordinary shares outstanding—basic and diluted	42,436,292	39,997,587	16,991,664

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Shareholders’ Equity (Deficit)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	CONVERTIBLE			A CONVERTIBLE		B CONVERTIBLE		ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/ INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY (DEFICIT)
	PREFERRED SHARES			PREFERRED SHARES		PREFERRED SHARES		PAR VALUE		£21,921.504 PAR VALUE
	SHARES		AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2019	2,650,980		$3,761	7,131,525	$35,147	—	$—	10,752,429	$111	—	$—	$7,162	$(98)	$(37,565)	$(30,390)
Issuance of B convertible preferred shares, net of issuance costs	—		—	—	—	4,913,404	61,316	—	—	—	—	—	—	—	—
Conversion of notes into B convertible preferred shares	—		—	—	—	1,723,263	21,614	—	—	—	—	—	—	—	—
Exercise of share options	—		—	—	—	—	—	197,702	2	—	—	(2)	—	—	—
Exercise of share options but shares not issued	—		—	—	—	—	—	—	—	—	—	16	—	—	16
Forfeiture of ordinary shares	—		—	—	—	—	—	(63,972)	(1)	—	—	1	—	—	—
Effect of corporate reorganization including conversion of preferred shares to ordinary shares	(2,650,980)		(3,761)	(7,131,525)	(35,147)	(6,636,667)	(82,930)	16,419,172	167	1	28	121,643	—	—	121,838
Issuance of ordinary shares, net of issuance costs	—		—	—	—	—	—	8,625,000	88	—	—	132,677	—	—	132,765
Share-based compensation expense	—		—	—	—	—	—	—	—	—	—	17,983	—	—	17,983
Unrealized gain (loss) on foreign currency translation	—		—	—	—	—	—	—	—	—	—	—	14,683	—	14,683
Net loss	—		—	—	—	—	—	—	—	—	—	—	—	(60,334)	(60,334)
Balance at December 31, 2020	—		$—	—	$—	—	$—	35,930,331	$367	1	$28	$279,480	$14,585	$(97,899)	$196,561
Exercise of share options	—		—	—	—	—	—	1,244,709	14	—	—	1,891	—	—	1,905
Issuance of shares due to options exercised in previous year	—		—	—	—	—	—	232,227	3	—	—	(3)	—	—	—
Issuance of ordinary shares, net of issuance costs	—		—	—	—	—	—	4,600,000	51	—	—	154,743	—	—	154,794
Issuance of ordinary shares to settle vested restricted stock units	—		—	—	—	—	—	12,607	—	—	—	—	—	—	—
Share-based compensation expense	—		—	—	—	—	—	—	—	—	—	8,639	—	—	8,639
Unrealized gain (loss) on foreign currency translation	—		—	—	—	—	—	—	—	—	—	—	(5,745)	—	(5,745)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(71,742)	(71,742)
Balance at December 31, 2021	—		$—	—	$—	—	$—	42,019,874	$435	1	$28	$444,750	$8,840	$(169,641)	$284,412
Issuance of ordinary share under ATM offering, net of issuance costs	—		—	—	—	—		44,416	1	—	—	439	—	—	440
Exercise of share options	—		—	—	—	—		462,722	4	—	—	397	—	—	401
Issuance of ordinary shares to settle vested restricted stock units	—		—	—	—	—		82,622	—	—	—	—	—	—	—
Issuance of ordinary shares under 2020 employee share purchase plan	—		—	—	—	—		22,160	—	—	—	199	—	—	199
Shares tendered for withholding taxes								—	—	—	—	(83)	—	—	(83)
Share-based compensation expense								—	—	—	—	13,123	—	—	13,123
Unrealized gain (loss) on foreign currency translation								—	—	—	—	—	(25,707)	—	(25,707)
Net loss	—		—	—	—	—		—	—	—	—	—	—	(91,505)	(91,505)
Balance at December 31, 2022	—		$—	—	$—	—		42,631,794	$440	1	$28	$458,825	$(16,867)	$(261,146)	$181,280

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Cash Flows
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,505)	$(71,742)	$(60,334)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	330	175	112
Change in fair value of convertible notes	—	—	1,771
Non-cash loss on foreign currency remeasurement	1,141	22	—
Non-cash share-based compensation	13,123	8,639	17,983
Non-cash lease expenses	2,126	1,797	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(28,760)	(8,984)	(4,490)
Deferred and prepaid tax assets	(1,701)	(877)	(221)
Other assets	(307)	(160)	(57)
Operating lease liabilities	(2,081)	(1,880)	—
Accounts payable	2,497	(163)	1,303
Accrued expenses and other liabilities	(314)	5,428	2,553
Net cash used in operating activities	(105,451)	(67,745)	(41,380)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(596)	(334)	(131)
Purchase of investments	—	—	(497)
Net cash used in investing activities	(596)	(334)	(628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	440	154,794	—
Proceeds from the issuance of shares under the employee share purchase plan	199	—	—
Proceeds from exercise of share options	401	1,852	16
Issuance of ADRs in initial public offering, net of issuance costs	—	—	132,823
Proceeds of issuance of preferred shares, net of issuance costs	—	—	61,316
Net cash provided by financing activities	1,040	156,646	194,155
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,959)	(5,576)	13,225
Net (decrease)/increase in cash, cash equivalents and restricted cash	(129,966)	82,991	165,372
Cash, cash equivalents and restricted cash, beginning of the period	273,347	190,356	24,984
Cash, cash equivalents and restricted cash, end of the period	$143,381	$273,347	$190,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$783	$5,562	$—
Unpaid tax withholdings on stock award recognized in accrued and other liabilities	$85	$—	$—
Proceeds from exercise of options were received and recorded in other current assets	$—	$53	$—
Deferred issuance costs included in accrued expenses	$—	$856	$—
Conversion of convertible notes into convertible preferred shares	$—	$—	$21,614

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$143,206	$273,243	$190,327
Short-term restricted cash	175	104	29
Total cash, cash equivalents and restricted cash	$143,381	$273,347	$190,356

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
The Company has funded its operations primarily with proceeds from the sale of its convertible preferred shares, the issuance of convertible notes, and more recently through the sale of American Depository Shares, or ADSs, in connection with the Company’s initial public offering, or the IPO, in September 2020, and its $154.8 million May 2021 follow-on offering. On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. On December 14, 2022, under our at-the-market offering we sold 44,416 ADSs at $10.53 per ADS.

The Company has incurred recurring losses since its inception, including net losses of $91.5 million and $71.7 million for the years ended December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $261.1 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of December 31, 2022 of $143.2 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months, including progressing our Phase 3 clinical program, our Phase 2 studies in anorexia nervosa and PTSD and costs associated with operating as a public company. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. We will need substantial additional funding to complete the development and commercialization of our Phase 3 clinical program, and our Phase 2 studies in anorexia nervosa and PTSD. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.
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
The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic, most of which have been lifted, have had a significant impact, both directly and indirectly, on global businesses and commerce. For example, although restrictions in the United Kingdom and the United States have generally been lifted, additional indirect effects such as worker shortages and supply chain constraints continue to impact segments of the economy. The future extent of the impact of the COVID-19 pandemic on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations or any of the third parties on whom it relies or with whom the Company conducts business, such as CROs or CMOs, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of additional or more infectious variants, or the effectiveness of actions to contain and treat coronavirus.

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the prepayment and accrual for research and development expenses, share-based compensation and the research and development tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company does not currently have any material cash equivalents.
Restricted Cash
Restricted cash as of December 31, 2022 and 2021 represents a collateral deposit for employee credit cards.
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
•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques
The carrying amounts reflected in the consolidated balance sheets for the Company’s cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.
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
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the years ended December 31, 2022 and 2021.
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
Research Contract Costs, Prepayments and Accruals
The Company has entered into various research and development-related contracts with research institutions and other companies. These agreements are generally cancellable, and related payments are recorded as research and development expenses as incurred. The Company records prepayments and accruals for estimated ongoing research costs and receives updated estimates of costs and amounts owed on a monthly basis from its third-party service providers. When evaluating the adequacy of the prepayments and accruals, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted cost estimates from third-party service providers. Estimates are made in determining the prepaid and accrued expense balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical prepayments and accrual estimates have not been materially different from the actual costs.
Share-Based Compensation
The Company accounts for all share-based payment awards granted to employees and non-employees as share-based compensation expense at fair value. The Company grants equity awards under its share-based compensation programs, which may include share options and restricted stock units. The measurement date for employee and non-employee awards is the date of grant, and share-based compensation costs are recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis. Share-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. The Company recognizes share-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.
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
Expected term. The expected term of the Company’s share options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The “simplified” method was determined to be appropriate as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.
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
Leases
Effective January 1, 2021, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, using the modified retrospective method and utilizing the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under ASC 840, Leases, or ASC 840. The Company has elected to apply the package of three expedients to all of its leases requiring (1) no reassessment of whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, or (3) the capitalization of initial direct costs for any existing leases. Adoption of this standard resulted in the recording of operating lease right-of-use assets and current operating lease liabilities of $1.0 million, on the Company’s balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s statements of operations and comprehensive loss, statements of cash flows or accumulated deficit. Refer to Note 14 for right-of-use assets and liabilities recorded during the periods ended December 31, 2022 and 2021 respectively.
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
Lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts has not been readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. As the Company does not have a rating agency-based credit rating, quotes were obtained from lenders to establish an estimated secured rate to borrow based on Company and market-based factors as of the respective lease measurement dates. The Company has elected not to recognize leases with an original term of one year or less on the balance sheets. The Company typically only includes the non-cancelable lease term in its assessment of a lease arrangement unless there is an option to extend the lease that is reasonably certain of exercise. The Company adjusts the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
Operating lease costs are recognized on a straight-line basis over the lease term, and they are categorized within research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss. The operating lease cash flows are categorized under net cash used in operating activities in the consolidated statements of cash flows.

Foreign Currency Translation
The Company maintains its consolidated financial statements in its functional currency, which is Pound Sterling. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recorded foreign exchange gains of approximately $0.8 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively. These gains arise from U.S. dollars which are held in a financial institution in one of our UK subsidiaries that has a functional currency of Pound Sterling.
For financial reporting purposes, the consolidated financial statements of the Company have been presented in the U.S. dollar, the reporting currency. The financial statements of entities are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, expenses and other income (expense), net are translated at the average exchange rates for the periods presented and shareholders’ equity is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.
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
The Company accounts for uncertainty in income taxes in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of December 31, 2022 and 2021, the Company has not identified any material uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021 no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.
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
The Company may not be able to continue to claim research and development tax credits under the SME regime in the future because it may no longer qualify as a small or medium-sized company. In addition, the EU State Aid cap limits the total aid claimable in respect of a given project to €7.5 million which may impact the Company's ability to claim R&D tax credits in future. Further, the U.K. Finance Act of 2021 introduced a cap on credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim. In the Finance Act 2022-23, the rates for the SME R&D regime were reduced such that for expenditure from April 1, 2023 the effective credit will reduce from 33.4p/£ to 18.6p/£.

Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2022 and 2021, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.
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
Derivatives
The Company enters into foreign currency contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company does not enter into foreign currency contracts for speculative purposes. The Company recognizes derivative instruments, which do not qualify for hedge accounting, as either assets or liabilities on the balance sheet at fair value. The Company records changes in the fair value (gains or losses) of the derivatives in the accompanying consolidated statement of operations and comprehensive loss as other income (expense), net.

Recently Issued Accounting Pronouncements
The Company reviewed recently issued accounting pronouncements and determined there will not be an impact to our financial position and results of operations.
3. Fair Value Measurements
There are no financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021. Management believes that the carrying amounts of the Company’s consolidated financial instruments, including cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments.
The Company elected the fair value option to account for its convertible notes issued during 2019 (See Note 8). The fair value of the convertible notes was determined based on significant inputs not observable in the market, which represents a level 3 measurement within the fair value hierarchy.
The Company recorded a loss of $1.8 million for changes in the fair value of the convertible notes in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020.
The following table provides a roll forward of the aggregate fair value of the Company’s convertible notes, for which fair value was determined using level 3 inputs (in thousands):

Convertible Notes
Balance as of December 31, 2019	$21,089
Change in fair value	1,771
Settlement of convertible notes	(21,614)
Exchange difference	(1,246)
Balance as of December 31, 2020, 2021 and 2022	$—
4. Investment
On March 6, 2020, the Company made a strategic investment of $0.5 million to acquire an 8% (on a fully diluted basis) shareholding in Delix Therapeutics, Inc., a drug discovery and development company researching novel small molecules for use in Central Nervous System, or CNS, indications. The Company’s investment in Delix Therapeutics, Inc. does not provide it with significant influence over the investee. The investment does not have a readily determinable fair value and therefore will be measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This investment will be measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the consolidated statements of operations and comprehensive loss equal to the amount by which the carrying value exceeds the fair value of the investment. As of December 31, 2022, no impairment loss was recognized.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
UK R&D tax credit	$13,972	$9,587
Prepaid insurance premium	2,818	3,359
Prepaid research and development	28,211	4,562
VAT recoverable	1,652	1,629
Deferred offering costs	—	840
Security deposit	97	274
Other current assets	945	1,370
	$47,695	$21,621

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Lab equipment	$332	$370
Office equipment	637	315
Furniture and fixtures	87	65
Leasehold improvements	91	6
	1,147	756
Less: accumulated depreciation	(530)	(358)
	$617	$398
Depreciation and amortization expenses were $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development expense	$1,684	$3,043
Accrued professional expenses	1,284	1,386
Accrued compensation and benefit costs	5,534	5,018
Payroll tax payable	167	593
Other liabilities	656	268
	$9,325	$10,308
8. Convertible Notes
On April 17, 2020, upon the Series B convertible preferred share financing, which constituted a Qualified Financing, the outstanding principal of the convertible notes of $18.4 million (£15.0 million) automatically converted into 1,723,263 Series B convertible preferred shares, and there was no outstanding balance as of December 31, 2020.
The Company elected the fair value option to account for the 2019 Convertible Notes. The Company recorded the 2019 Convertible Notes at fair value and subsequently remeasured them to fair value at each reporting date. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recognized losses in the consolidated statements of operations and comprehensive loss of $1.8 million as change in fair value of the convertible notes during the year ended December 31, 2020. There are no convertible notes outstanding in the years ended December 31, 2022 or 2021.
9. Convertible Preferred Shares
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
Upon closing of the IPO, the convertible preferred shares and Series A convertible preferred shares as of December 31, 2019, together with the Series B convertible preferred shares issued during the year ended December 31, 2020, were converted to 16,419,172 ordinary shares. The holders of the Company’s convertible preferred shares, Series A convertible preferred shares and Series B convertible preferred shares had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the convertible preferred shares, Series A convertible preferred shares and Series B convertible preferred shares were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding convertible preferred shares, Series A convertible preferred shares and Series B convertible preferred shares into ordinary shares.
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
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2022, no cash dividends had been declared or paid by the Company.
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. On December 14, 2022, under our at-the-market offering we sold 44,416 ADSs at $10.53 per ADS.
During the year ended December 31, 2021, the Company issued in total 1,476,936 ordinary shares to settle share options exercised by employees and non-employees, of which 232,227 ordinary shares related to options exercised in 2020, with subsequent share issuances in 2021. During the year ended December 31, 2022, the Company issued in total 462,722 ordinary shares to settle share options exercised by employees and non-employees.
During the year ended December 31, 2021, a total of 70,482 restricted share units vested, of which 12,607 shares were vested and issued in settlement and 57,875 shares were vested but had not been issued at December 31, 2021.
During the year ended December 31, 2022, a total of 42,635 restricted share units vested, of which 24,747 shares were vested and issued in settlement and 17,888 shares were vested but had not been issued at December 31, 2022. During 2022, a total of 82,622 shares were issued in settlement, of which 57,875 vested in 2021 and 24,747 vested in 2022.
During the years ended December 31, 2022 and 2021, the Company issued in total 22,160 and 0 shares under the employee share purchase plans.

11. Share-Based Compensation
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
The restricted share units granted on June 30, 2020 were subject to 25% vesting upon the earlier of (i) the one year anniversary of the date of grant, or (ii) the first day following the six-month anniversary of the listing of the Company's ordinary shares on any stock exchange on which the closing price of the shares is 20% higher than the listing price for at least five consecutive trading days.
As of December 31, 2022, the Company was authorized to issue a total of 1,603,402 ordinary shares underlying outstanding options granted under the 2017 Plan prior to the IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by our compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 3,755,119 shares as of December 31, 2022, of which 667,802 shares remained available for future grant.
The options granted in 2022 under the 2020 Plan to employees generally expire 10 years from the date of grant. There are three potential vesting terms for the 2022 grants including: (i) 25% per year over four year service period, (ii) four year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years; and (iii) monthly vesting over four year service period.
During the years ended December 31, 2022, 2021 and 2020, the Company granted options to purchase 2,120,783, 1,043,702 and 3,405,490 ordinary shares to employees and non-employees, respectively.
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
Ordinary Shares
A summary of the changes in the Company’s unvested ordinary shares during the year ended December 31, 2022, 2021 and 2020 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2020	13,757	$2.36
Granted	—	$—
Vested	(13,757)	$2.36
Forfeited	—	$—
Unvested and Outstanding as of December 31, 2022 and 2021	—	$—
The total fair value of vested shares was nil, less than $0.1 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the years ended December 31, 2022, 2021 and 2020 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2020	217,482	$10.19
Granted	—	—
Vested	(70,482)	10.19
Forfeited	(31,860)	10.19
Unvested and Outstanding as of December 31, 2021	115,140	$10.19
Granted	202,830	13.52
Vested	(42,635)	9.77
Forfeited	(4,200)	14.44
Unvested and Outstanding as of December 31, 2022	271,135	$12.23

As of December 31, 2022, 2021 and 2020, there was $2.6 million, $1.2 million and $2.0 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 2.95 years, 2.5 years and 3.2 years, respectively. The exercise price of restricted share units is at a nominal value less than £0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	4,430,340	$5.61	9.22	$186,426
Granted	1,043,702	$36.11
Exercised	(1,244,709)	$1.55
Cancelled or forfeited	(313,830)	$22.45
Outstanding as of December 31, 2021	3,915,503	$13.53	8.64	$51,162
Granted	2,120,783	$13.49
Exercised	(462,722)	$0.75
Cancelled or forfeited	(480,832)	$11.09
Outstanding as of December 31, 2022	5,092,732	$13.55	8.38	$13,013
Exercisable as of December 31, 2022	2,342,389	$9.14	7.67	$11,765
Unvested as of December 31, 2022	2,750,343	$17.31	8.99	$1,247
The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $5.5 million, $47.4 million and $12.8 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $10 and $21.35 and $9.83 per share during the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, 2021 and 2020, there was $30.4 million, $27.4 million and $18.1 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 2.8 years, 3.1 years and 3.5 years respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Expected option life (years)	5.95 years	5.73 years	5.95 years
Expected volatility	80.76%	67.36%	66.10%
Risk-free interest rate	2.26%	0.95%	0.43%
Expected dividend yield	—%	—%	—%
Fair value of underlying ordinary shares	$14.06	$35.21	$12.58

Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	7,358	4,569	6,336
General and administrative	5,765	4,070	11,647
Total stock based compensation expense	$13,123	$8,639	$17,983

12. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
United Kingdom	(92,841)	(72,397)	(60,522)
Foreign	1,744	854	220
Loss before provision for income taxes	(91,097)	(71,543)	(60,302)
The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 was computed at the UK statutory income tax rate. The income tax provision for the years then ended comprised (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income tax provision
United Kingdom	$—	$—	$—
Foreign	1,865	744	253
Total current expense:	$1,865	$744	$253

Deferred income tax benefit:
United Kingdom	—	—	—
Foreign	(1,457)	(545)	(221)
Total deferred income tax benefit:	$(1,457)	$(545)	$(221)

Total provision for income taxes	$408	$199	$32

A reconciliation of income tax expense computed at the statutory UK income tax rate to income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income taxes at UK statutory rate	$(17,309)	$(13,592)	$(11,458)
Permanent differences	14	69	340
UK R&D tax credit	5,423	3,747	1,664
Change in valuation allowance	15,038	29,180	8,683
State income taxes	10	1	(5)
Deferred tax asset true-up	8	80	919
Return to Provision	1,580	(854)	—
Equity Compensation	(782)	(8,302)	—
Change in UK Tax Rate	(3,609)	(10,147)	—
Other	35	17	(111)
	$408	$199	$32
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022, 2021 and 2020 consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net operating loss carryforward	$44,227	$35,947	$10,075
Reserves and accruals	695	169	62
Share-based compensation	9,332	6,232	3,128
Charitable contributions	33	—	—
Total deferred tax assets	54,287	42,348	13,265
Valuation allowance	$(51,909)	$(41,483)	$(13,000)

Depreciation	(154)	(99)	(44)
Total deferred tax liabilities	(154)	(99)	(44)
Net deferred tax assets	$2,224	$766	$221
As of December 31, 2022, 2021 and 2020, the Company had UK net operating loss carryforwards of approximately $176.9 million, $144.0 million and $53.0 million, respectively, that can be carried forward indefinitely.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022, 2021 and 2020 related primarily to the increases in net operating loss and were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Valuation allowance at beginning of year	$41,483	$13,000	$3,665
Increases recorded to income tax provision	15,038	29,180	8,683
Increases recorded to CTA	—	—	652
Decreases recorded to CTA	(4,612)	(697)	—
Valuation allowance at end of year	$51,909	$41,483	$13,000
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022, 2021 and 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net UK deferred tax assets as of December 31, 2022, 2021 and 2020. The deferred tax asset recognized relates entirely to the US entity.
The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2022, 2021 and 2020.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2022, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
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
13. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator
Net loss	$(91,505)	$(71,742)	$(60,334)
Net loss attributable to ordinary shareholders - basic and diluted	$(91,505)	$(71,742)	$(60,334)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	42,436,292	39,997,587	16,991,664
Net loss per share - basic and diluted	$(2.16)	$(1.79)	$(3.55)
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, and options granted, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the years ended December 31, 2022, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Unvested restricted share units	271,135	115,140	217,482
Unvested ordinary shares	—	—	13,757
Vested restricted share units, for which shares are not in issue	17,888	57,875	—
Share options	5,092,732	3,915,503	4,430,340
	5,381,755	4,088,518	4,661,579
14. Right of use assets
New York, USA
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
Denmark Hill, London, UK
In March 2022, the Company entered into an agreement for a lease with South London and Maudsley NHS Foundation Trust for land and buildings at 5 Windsor Walk, Maudsley Hospital, Denmark Hill, London, UK. The lease commenced on June 21, 2022 and has a contractual term of five years. The rent is £180,000 per year, with no deposit payable.
The following table summarizes our costs included in our consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Lease cost
Operating lease cost	$2,263	$1,844
Variable lease cost	—	—
Short-term lease cost	256	86
	$2,519	$1,930
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,219	$1,971
Right-of-use assets obtained in exchange for new operating lease liabilities	783	4,513
Weighted average remaining lease term (in years)	1.58	1.64
Weighted average discount rate	5.70%	4.99%

The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2022, (in thousands):

December 31, 2023	1,537
December 31, 2024	218
December 31, 2025	218
December 31, 2026	54
Total future minimum lease payments	$2,027
Less: imputed interest	(99)
Total	$1,928
15. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of December 31, 2022, 2021 or 2020.
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
16. Employee Benefit Plans
In the UK, the Company makes contributions to private defined contribution pension schemes on behalf of its employees. The Company paid $0.2 million, $0.2 million and less than $0.1 million in contributions for the years ended December 31, 2022, 2021, and 2020 respectively.
In the United States, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company paid $0.2 million, $0.1 million and less than $0.1 million in contributions in the years ended December 31, 2022, 2021 and 2020, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS Pathways plc

Date:	February 28, 2023	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kabir Nath	Chief Executive Officer (Principal Executive Officer)	February 28, 2023
Kabir Nath

/s/ Michael Falvey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Michael Falvey

/s/ George Goldsmith	Chair of Board of Directors	February 28, 2023
George Goldsmith

/s/ Ekaterina Malievskaia	Chief Innovation Officer and Director	February 28, 2023
Ekaterina Malievskaia

/s/ David York Norton	Lead Director	February 28, 2023
David York Norton

/s/ Annalisa Jenkins	Director	February 28, 2023
Annalisa Jenkins, MBBS

/s/ Thomas Lönngren	Director	February 28, 2023
Thomas Lönngren

/s/ Robert McQuade	Director	February 28, 2023
Robert McQuade

/s/ Linda McGoldrick	Director	February 28, 2023
Linda McGoldrick

/s/ Wayne Riley	Director	February 28, 2023
Wayne Riley, M.D., MPH, M.B.A.

