Form 10-Q
period 2023-03-31
COMPASS Pathways plc
filed 2023-05-11
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

The registrant had 45,621,678 shares of common stock outstanding as of May 9, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-Q are based upon information available to our management as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress and results of our investigational COMP360 psilocybin therapy, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, including our expectations regarding the amendments we made to the protocols for our Phase 3 clinical program, results of discussions with the Food and Drug Administration, or FDA, regarding our trial design and the timing of the completion of our Phase 3 clinical program for treatment-resistant depression, or TRD, the period during which the results of the trials will become available and our research and development programs;
•our estimates regarding our expenses, capital requirements, the sufficiency of our cash resources, our expected cash runway and needs for and ability to raise additional financing;
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
•our ability to identify new indications for COMP360 beyond our current primary focus on TRD, anorexia nervosa, and post-traumatic stress disorder, or PTSD;
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
•our expectations around feedback from and discussions with regulators, regulatory development paths and with respect to Controlled Substances Act designation;
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
•the effect of global financial and economic conditions and geopolitical events, including instability in the banking system, heightened and fluctuating interest rates and inflation, and foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of credit-rating downgrades and economic slowdown or recession in the United States due to debt ceiling and budget deficit concerns and efforts to curb inflation, overall market volatility in the United States or the United Kingdom, including as a result of, among other factors, the ongoing war between Russia and Ukraine or similar events, on our business;
•the effect of public health crises, pandemics or epidemics such as the COVID-19 pandemic, and any future mitigation efforts, and current or future economic effects, on any of the foregoing or other aspects of our business or operations;
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
•We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin therapy. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including continued instability in the banking system, heightened and fluctuating interest rates and inflation and the risk of credit-rating downgrades and economic slowdown or recession in the United States due to debt ceiling and budget deficit concerns. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves;
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
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Economic uncertainty and worsening or deteriorating global economic conditions and volatile financial market conditions in the United States or the United Kingdom, as a result of, among other factors, continued instability in the banking system, heightened and fluctuating inflation and interest rates, the risk of credit-rating downgrades and economic slowdown or recession in the United States due to debt ceiling and budget deficit concerns and efforts to curb inflation, and the ongoing war between Russia and Ukraine or similar events, may materially and adversely affect our business, including our ability to raise capital and our financial results;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,103	$143,206
Restricted cash	271	175
Prepaid income tax	71	575
Prepaid expenses and other current assets	50,381	47,695
Total current assets	167,826	191,651
NON-CURRENT ASSETS:
Investment	469	469
Property and equipment, net	612	617
Operating lease right-of-use assets	1,593	2,006
Deferred tax assets	2,598	2,224
Other assets	212	327
Total assets	$173,310	$197,294
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,875	$4,761
Accrued expenses and other liabilities	6,267	9,325
Operating lease liabilities - current	1,112	1,510
Total current liabilities	11,254	15,596
NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	412	418
Total liabilities	11,666	16,014

Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 42,779,485 and 42,631,794 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022, respectively	442	440
Deferred shares, £21,921.504 par value; one share authorized, issued and outstanding at March 31, 2023 and December 31, 2022	28	28
Additional paid-in capital	463,973	458,825
Accumulated other comprehensive (loss)	(17,445)	(16,867)
Accumulated deficit	(285,354)	(261,146)
Total shareholders' equity	161,644	181,280
Total liabilities and shareholders' equity	$173,310	$197,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended March 31,
	2023	2022
OPERATING EXPENSES:
Research and development	$19,035	$15,362
General and administrative	12,753	10,058
Total operating expenses	31,788	25,420
LOSS FROM OPERATIONS:	(31,788)	(25,420)
OTHER INCOME, NET:
Other income, net	709	134
Foreign exchange gains	2,685	1,333
Benefit from R&D tax credit	4,316	2,922
Total other income, net	7,710	4,389
Loss before income taxes	(24,078)	(21,031)
Income tax expense	(130)	(140)
Net loss	(24,208)	(21,171)
Other comprehensive loss:
Foreign exchange translation adjustment	(578)	(7,193)
Comprehensive loss	(24,786)	(28,364)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.57)	$(0.50)
Weighted average ordinary shares outstanding—basic and diluted	42,725,863	42,036,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/ INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2021	42,019,874	$435	1	$28	$444,750	$8,840	$(169,641)	$284,412
Exercise of share options	376,158	4	—	—	393	—	—	397
Vesting of restricted stock units	68,534	1	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,128	—	—	3,128
Unrealized loss on foreign currency translation	—	—	—	—	—	(7,193)	—	(7,193)
Net loss	—	—	—	—	—	—	(21,171)	(21,171)
Balance at March 31, 2022	42,464,566	$440	1	$28	$448,271	$1,647	$(190,812)	$259,574

Balance at December 31, 2022	42,631,794	$440	1	$28	$458,825	$(16,867)	$(261,146)	$181,280
Exercise of share options	3,790	—	—	—	—	—	—	—
Issuance of ordinary shares under ATM facility, net of issuance costs	113,420	1	—	—	1,187	—	—	1,188
Issuance of ordinary shares to settle vested restricted stock units	30,481	1	—	—	(1)	—	—	—
Shares tendered for withholding taxes	—	—	—	—	(109)	—	—	(109)
Share-based compensation expense	—	—	—	—	4,071	—	—	4,071
Unrealized loss on foreign currency translation	—	—	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	—	—	(24,208)	(24,208)
Balance at March 31, 2023	42,779,485	$442	1	$28	$463,973	$(17,445)	$(285,354)	$161,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,208)	$(21,171)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	48	54
Non-cash gain on foreign currency remeasurement	(2,107)	(219)
Non-cash share-based compensation	4,071	3,128
Non-cash lease expenses	539	550
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,484)	(1,386)
Deferred and prepaid tax assets	129	(135)
Other assets	(44)	(311)
Operating lease liabilities	(478)	(538)
Accounts payable	(973)	(445)
Accrued expenses and other liabilities	(3,216)	(2,650)
Net cash used in operating activities	(27,723)	(23,123)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29)	(82)
Net cash used in investing activities	(29)	(82)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	1,188	—
Payments of tax withholding on stock award	(109)	—
Proceeds from exercise of share options	—	189
Net cash provided by financing activities	1,079	189
Effect of exchange rate changes on cash, cash equivalents and restricted cash	666	(6,543)
Net decrease in cash, cash equivalents and restricted cash	(26,007)	(29,559)
Cash, cash equivalents and restricted cash, beginning of the period	143,381	273,347
Cash, cash equivalents and restricted cash, end of the period	$117,374	$243,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right of use assets obtained in exchange for new operating lease liabilities	$92	$—
Proceeds from exercise of options received and recorded in other current assets	$—	$208
Deferred issuance costs included in accrued expenses	$—	$835
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Three months ended March 31,
	2023	2022
Cash and cash equivalents	$117,103	$243,684
Restricted cash	271	104
Total cash, cash equivalents and restricted cash	$117,374	$243,788

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
The Company has funded its operations primarily with proceeds from the sale of its convertible preferred shares, the issuance of convertible notes, and through the sale of American Depository Shares, or ADSs, in connection with the Company’s initial public offering, or the IPO, in September 2020, and its May 2021 follow-on offering. On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through March 31, 2023 we sold 157,836 ADSs, resulting in $1.6 million in net proceeds. During the second quarter of 2023, through May 10, 2023, we sold 2,824,202 ADSs, resulting in $26.9 million in net proceeds.

The Company has incurred recurring losses since its inception, including net losses of $24.2 million and $21.2 million for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $285.4 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of March 31, 2023 of $117.1 million, together with the net proceeds from the sale of the Company’s ADSs, through May 10, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months, including progressing our Phase 3 clinical program, our Phase 2 studies in anorexia nervosa and PTSD and costs associated with operating as a public company. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. We will need substantial additional funding to complete the development and commercialization of our Phase 3 clinical program, and our Phase 2 studies in anorexia nervosa and PTSD. Further, changing circumstances, some of which may be beyond our control, such as heightened or fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

Market volatility, instability in the banking system, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, heightened or fluctuating inflation and interest rates and the related impact on U.S., U.K. and global economies, the risk of credit-rating downgrades and economic slowdown or recession in the United States due to debt ceiling and budget deficit concerns or efforts to combat inflation or other economic or other factors could adversely impact our operations, financial results and ability to raise additional funding.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual condensed consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations and comprehensive loss for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022.
The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future years or periods. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 28, 2023. The condensed consolidated balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Restricted Cash
Restricted cash as of March 31, 2023 and December 31, 2022 represents a collateral deposit for employee credit cards.
Investment
The investment does not have readily determinable fair value and it is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value up to the original cost, in circumstances where the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company places cash and cash equivalents in diversified and established financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has cash and cash equivalents in excess of the FDIC insured limit. The Company has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

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
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the three months ended March 31, 2023 and 2022.
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
On October 1, 2021, the Company launched the Share Incentive Plan, or the SIP, and Employee Share Purchase Plan, or the ESPP, through which employees can purchase shares at a discounted price. The Company estimates the fair value of stock options and shares to be issued under the SIP and ESPP using the Black-Scholes option-pricing model on the date of grant. The fair value of shares to be issued under these plans are recognized and amortized on a straight-line basis over the purchase period, which is generally six months.
There have been no performance conditions attached to the share options granted by the Company to date. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 8 for the Company’s assumptions used in connection with option grants made during the periods covered by these condensed consolidated financial statements. Assumptions used in the option pricing model include the following:
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
Leases
Effective January 1, 2021, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, using the modified retrospective method and utilizing the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under ASC 840, Leases, or ASC 840. The Company has elected to apply the package of three expedients to all of its leases requiring (1) no reassessment of whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, or (3) the capitalization of initial direct costs for any existing leases. Adoption of this standard resulted in the recording of operating lease right-of-use assets and current operating lease liabilities of $1.0 million, on the Company’s balance sheet on the effective date. The adoption of the standard did not have a material effect on the Company’s statements of operations and comprehensive loss, statements of cash flows or accumulated deficit. Refer to Note 10 for right-of-use assets and liabilities recorded during the periods ended March 31, 2023 and 2022 respectively.
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
Lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts has historically not been readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. As the Company does not have a rating agency-based credit rating, quotes were obtained from lenders to establish an estimated secured rate to borrow based on Company and market-based factors as of the respective lease measurement dates. The Company has elected not to recognize leases with an original term of one year or less on the balance sheets. The Company typically only includes the non-cancelable lease term in its assessment of a lease arrangement unless there is an option to extend the lease that is reasonably certain of exercise. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
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
Foreign Currency Translation
The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. On January 1, 2023, COMPASS Pathways plc and its wholly owned subsidiary COMPASS Pathfinder Holdings Limited changed their functional currency to the U.S. dollar. COMPASS Pathways plc and COMPASS Pathfinder Holdings Limited have no operating activities and their primary functions are to serve as a financing vehicle to fund the operations of the Company’s operating entities, to serve as the listing company needed to access U.S. capital markets, and to hold investments. Therefore, its financing source is the primary indicator of its cash flows and its functional currency. The change in functional currency from the British Pound Sterling is due to a change in the source of the Company’s financing and cash flows going forward, which will now primarily be U.S. Dollars (“USD”).
The functional currency of COMPASS Pathfinder Holdings Limited’s wholly owned non-U.S. subsidiary, COMPASS Pathfinder Limited, is British Pound Sterling and the functional currency of its U.S. subsidiary, COMPASS Pathways Inc. is USD. The functional currency of these subsidiaries is the same as the local currency.
The translated balances of monetary and non-monetary assets and liabilities recorded in the reporting entity’s condensed consolidated financial statements as of the end of the prior reporting period become the new accounting basis for those assets and liabilities in the period of the change. To the extent that the distinct and separable operation has monetary assets and liabilities denominated in the old functional currency, such balances will create transaction gains and losses subsequent to the change in functional currency. The balance recorded in the cumulative translation adjustment account for prior periods is not reversed upon the change in functional currency.
The Company translates the assets and liabilities of COMPASS Pathfinder Limited into USD at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive (loss)/income.
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
The Company accounts for uncertainty in income taxes in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the condensed consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of March 31, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022 no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.
Benefit from Research and Development Tax Credit
As a company that carries out extensive research and development activities, the Company benefits from the UK research and development tax credit regime under the scheme for small or medium-sized enterprises, or SME. Under the SME regime, in effect through March 31, 2023, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of up to 33.3% of such qualifying research and development expenditure. The Company meets the conditions of the SME regime. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects. Certain subcontracted qualifying research and development expenditures are eligible for a cash rebate of up to 21.7%. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
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
The Company may not be able to continue to claim research and development tax credits under the SME regime in the future because it may no longer qualify as a small or medium-sized company. In addition, the EU State Aid cap limits the total aid claimable in respect of a given project to €7.5 million which may impact the Company's ability to claim R&D tax credits in future. Further, the U.K. Finance Act of 2021 introduced a cap on credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim. As announced in His Majesty’s Treasury Autumn Statement 2022, the rates for the SME R&D tax relief regime have been reduced such that for qualifying expenditure from April 1, 2023 the effective credit decreased from 33.3% to 18.6%. For subcontracted expenditure, as there is a restriction to 65% of costs, the effective credit decreased from 21.7% to 12.1%. New rules were announced in the UK Parliament Finance Act 2023 for an enhanced rate of relief, which would be 27.0% for qualifying expenditure and 17.5% for qualifying subcontracted expenditure. The legislation is not yet final, and therefore the Company is unable to determine whether it would meet the criteria for the enhanced rate of relief until the legislation and more detailed guidance has been published.
Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2023 and 2022, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.
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
Derivatives
The Company enters into foreign currency contracts to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company does not enter into foreign currency contracts for speculative purposes. The Company recognizes derivative instruments, which do not qualify for hedge accounting, as either assets or liabilities on the balance sheet at fair value. The Company records changes in the fair value (gains or losses) of the derivatives in the accompanying condensed consolidated statements of operations and comprehensive loss as other income, net. The Company did not enter into any contracts during the three-months ended March 31, 2023 and 2022.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
UK R&D tax credit	$18,672	$13,972
Prepaid insurance premium	1,755	2,818
Prepaid research and development	26,775	28,211
VAT recoverable	1,689	1,652
Other current assets	1,490	1,042
	$50,381	$47,695
4. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development expense	$1,815	$1,684
Accrued professional expenses	803	1,284
Accrued compensation and benefit costs	2,976	5,534
Payroll tax payable	1	167
Other liabilities	672	656
	$6,267	$9,325

5. Ordinary Shares
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through March 31, 2023 we sold 157,836 ADSs, resulting in $1.6 million in net proceeds. During the second quarter of 2023, through May 10, 2023, we sold 2,824,202 ADSs, resulting in $26.9 million in net proceeds.
During the three months ended March 31, 2023, the Company issued in total 3,790 ordinary shares to settle share options exercised by employees and non-employees compared to 376,158 in the three months ended March 31, 2022.
During the three months ended March 31, 2023, a total of 31,856 restricted share units vested, of which 21,579 were issued and 10,277 were settled. During the three months ended March 31, 2023, a total of 30,481 ordinary shares were issued in settlement of restricted share units, of which 8,902 were vested and not issued at December 31, 2022 and 21,579 vested and were issued during the three months ended March 31, 2023.
During the three months ended March 31, 2022, a total of 68,534 ordinary shares were issued in settlement of restricted share units, of which 57,875 were vested and not issued at December 31, 2021 and 10,659 vested and were issued during the three months ended March 31, 2022.
6. Share-Based Compensation
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
As of March 31, 2023, the Company was authorized to issue a total of 1,600,329 ordinary shares underlying outstanding options granted under the 2017 Plan prior to the IPO.
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
2020 Employee Share Purchase Plan
The Company’s 2020 Employee Share Purchase Plan, or the ESPP, was adopted by the Board in September 2020 and approved by shareholders in September 2020 and became effective upon the effectiveness of the Company’s Registration Statement on Form F-1 in connection with the IPO. The ESPP initially reserved and authorized the issuance of up to a total of 340,053 ordinary shares to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through termination of the 2020 Plan, by the lesser of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31, (ii) 510,080 ordinary shares or (iii) such lesser number of ordinary shares as determined by the plan administrator. The number of shares reserved under the ESPP is subject to change in the event of a share split, share dividend or other change in capitalization.

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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 5,460,391 shares as of March 31, 2023, of which 253,084 shares remained available for future grant.
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
During the three months ended March 31, 2023 and 2022, the Company granted options to purchase 2,076,950 and 1,111,569 ordinary shares to employees and non-employees, respectively.
2022 Inducement Option Award
On August 1, 2022, the Company granted to its new chief executive officer a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant. The non-qualified share option has a 10 year term and vests one-fourth on August 1, 2023 and the remaining three-fourths in equal monthly installments over the following 36 months. The non-qualified share option has other terms that mirror those of non-qualified share options granted under the Company’s 2020 Plan and the Company’s standard form of non-qualified share option agreement.

Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the three months ended March 31, 2023 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2022	271,135	$12.23
Granted	175,750	$10.85
Vested	(31,856)	$12.60
Forfeited	(7,500)	$12.42
Unvested and Outstanding as of March 31, 2023	407,529	$11.60
As of March 31, 2023 and December 31, 2022, there was $4.4 million and $2.6 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 3.2 years and 3.0 years, respectively. The exercise price of restricted share units is at a nominal value less than $0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,092,732	$13.55	8.38	$13,013
Granted	2,076,950	$10.08
Exercised	(3,790)	$0.01
Forfeited	(131,350)	$24.13
Outstanding as of March 31, 2023	7,034,542	$13.25	8.63	$17,648
Exercisable as of March 31, 2023	2,600,262	$10.86	7.53	$15,048
Unvested as of March 31, 2023	4,434,280	$14.65	9.27	$2,600
The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was less than $0.1 million and $4.9 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $8.27 and $11.38 per share during the three months ended March 31, 2023, and 2022, respectively.
As of March 31, 2023 and 2022, there was $42.3 million and $35.2 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 3.1 years and 3.4 years, respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the three months ended March 31, 2023, and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Expected option life (years)	6.05 years	5.88 years
Expected volatility	87.12%	80.20%
Risk-free interest rate	3.47%	1.65%
Expected dividend yield	—%	—%
Fair value of underlying ordinary shares	$10.85	$15.98
Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	2,244	1,792
General and administrative	1,827	1,336
Total share based compensation expense	$4,071	$3,128

7. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(24,208)	$(21,171)
Net loss attributable to ordinary shareholders - basic and diluted	$(24,208)	$(21,171)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	42,725,863	42,036,563
Net loss per share - basic and diluted	$(0.57)	$(0.50)
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, and options granted, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the three months ended March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Unvested restricted share units	407,529	197,071
Share options	7,034,542	4,559,112
	7,442,071	4,756,183

8. Right of use of assets
New York, NY
In August 2022, the Company entered into a twelve month membership agreement with WeWork for rentable office space. The membership is cancellable with 90 days’ notice. This agreement is accounted for as a short-term lease as the Company is not reasonably certain to extend the lease beyond twelve months and is therefore not recognized on the Company’s condensed consolidated balance sheets.
Soho, London, UK
In July 2021, the Company entered into a two-year operating lease with Fora Space Limited commencing on September 1, 2021. The noncancellable term is 24 months and there is no option to extend the lease. The recurring residency fee per month is £136,200, and the Company paid a refundable deposit of £136,200 at the execution of the agreement. Additionally, at the start of each calendar year, the monthly residency fee is subject to an automatic inflation linked increase of the previous year’s amount.
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

The following table summarizes the Company’s costs included in its condensed consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered into through March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$573	$560
Short-term lease cost	87	86
	$660	$646
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$562	$578
Right of use assets obtained in exchange for new operating lease liabilities	102	—
Weighted average remaining lease term (in years)	1.6	0.9
Weighted average discount rate	6.01%	4.67%
The following table summarizes the future minimum lease payments due under operating leases as of March 31, 2023, (in thousands):

December 31, 2023	1,058
December 31, 2024	271
December 31, 2025	223
December 31, 2026	55
Total future minimum lease payments	$1,607
Less: imputed interest	(83)
Total	$1,524
9. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of March 31, 2023 or 2022.
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

10. Subsequent Events
In April 2023, the Company entered into a two-year operating lease with Fora Space Limited commencing on September 1, 2023. The noncancellable term is 24 months and there is no option to extend the lease. The recurring residency fee per month is £130,000, and the Company paid a refundable deposit of £156,000 at the execution of the agreement.
During the second quarter of 2023, through May 10, 2023, under our Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell its ADSs, each representing one ordinary share, we sold 2,824,202 ADSs, resulting in $26.9 million in net proceeds.

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

Our initial focus is on treatment-resistant depression, or TRD, comprising patients who are inadequately served by the current treatment paradigm. Early signals from academic studies, using formulations of psilocybin not developed by us, have shown that psilocybin therapy may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. In 2018, we received Breakthrough Therapy designation from the FDA for COMP360 for the treatment of TRD. In 2019, we completed a Phase 1 clinical trial administering COMP360, along with psychological support, to 89 healthy volunteers. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase 2b studies. We also demonstrated the feasibility of administering COMP360 psilocybin to up to six healthy participants simultaneously, with 1:1 support.

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

We are conducting our Phase 3 program evaluating our COMP360 psilocybin therapy in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:

•Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in the Company’s Phase 2b trial (n=233). We expect top-line data in summer of 2024.

•Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase treatment responders and/or improve responses observed in our Phase 2b trial and explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. We expect top-line data by mid-2025.

The primary endpoint in both pivotal trials is the change from baseline in the Montgomery–Åsberg Depression Rating Scale (MADRS) total score at week 6.

During the first quarter of 2023, we commenced a Phase 2 (n=102) study to investigate the safety and tolerability of COMP360 psilocybin therapy in patients with major depressive disorder, or MDD. In addition, pharmacokinetics and efficacy of COMP360 psilocybin therapy will be investigated. We expect to submit the results of this study as part of our submission package for approval of COMP360 psilocybin therapy in TRD.

Beyond TRD, we have ongoing Phase 2 trials in anorexia nervosa and PTSD.

Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes, our initial public offering, or IPO, and our follow-on offering, of American Depositary Shares, or ADSs, representing our ordinary shares in September 2020 and May 2021, respectively. Through March 31, 2023, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million from sales of ADSs in our IPO and $154.8 million from sales of ADSs in our Follow-On Offering. In October 2021, we entered into a Sales Agreement with Cowen and Company, LLC, under which we may issue and sell from time to time up to $150.0 million of our ADSs at market prices, which we refer to as our ATM Facility. At March 31, 2023, we had received net cash proceeds of $1.6 million from sales of ADSs under our ATM Facility. During the second quarter of 2023, through May 10, 2023, we sold 2,824,202 ADSs, resulting in $26.9 million in net proceeds.

We have incurred significant operating losses since our inception. We incurred total net losses of $24.2 million and $21.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $285.4 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin therapy for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin therapy candidate and conduct our Phase 2 studies for anorexia nervosa and PTSD and, potentially including expanding into additional indications, and initiate preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Our ability to raise additional funds may also be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from heightened or fluctuating interest rates and rates of inflation and foreign exchange fluctuations, instability in the banking system, potential recessions in any of the regions or countries in which we operate, the ongoing war between Ukraine and Russia, and changing conditions resulting from public health crises. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of March 31, 2023, we had cash and cash equivalents of $117.1 million. We believe that our existing cash and cash equivalents, together with the net proceeds from sales of the Company’s ADSs through May 10, 2023, will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions
We continue to monitor current macroeconomic and geopolitical events, including heightened or fluctuating inflation and interest rates, continued instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, the risk of credit-rating downgrades and economic slowdown or recession in the United States due to debt ceiling and budget deficit concerns, the ongoing war between Ukraine and Russia, and continued indirect impact from the COVID-19 pandemic, for any potential impact that these or other events or conditions may have on our business.

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
Operating Expenses
Research and Development
Research and development expenses consist primarily of:
• development costs, including expenses incurred under agreements with contract research organizations (CROs) and contract management organizations (CMOs), investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services, as well as manufacturing scale-up expenses and the cost of acquiring and manufacturing materials for preclinical studies and clinical trials and laboratory and trial site supplies and equipment;
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
A change in the outcome of any of these variables, amongst others, with respect to the development of our investigational COMP360 psilocybin therapy in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our investigational COMP360 psilocybin therapy. For example, if the FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare products Regulatory Agency, or MHRA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to commit significant additional financial resources and time on the completion of clinical development of that therapeutic candidate.
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
Other Income, Net
Other Income, Net

Other income, net relates to interest earned on cash balances.
Foreign exchange gains
Foreign exchange gains consist of foreign exchange impacts arising from foreign currency transactions, primarily related to the translation of intercompany balances as a result of a change in functional currency.
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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the three months ended March 31, 2023 and 2022. We expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
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
Unsurrendered UK losses may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated trading losses for carry forward in the UK of $176.9 million and $144.0 million as of December 31, 2023 and 2022, respectively, which is offset by a full valuation allowance.
During the three months ended March 31, 2023 and 2022, the Company recorded a tax provision of $0.1 million and $0.1 million, related to our income tax obligations of its operating company in the US, which generates a profit for tax purposes.

Results of Operations
Comparison For The Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change
OPERATING EXPENSES:
Research and development	$19,035	$15,362	$3,673
General and administrative	12,753	10,058	2,695
Total operating expenses	31,788	25,420	6,368
LOSS FROM OPERATIONS	(31,788)	(25,420)	(6,368)
OTHER INCOME, NET:
Other income, net	709	134	575
Foreign exchange gains	2,685	1,333	1,352
Benefit from R&D tax credit	4,316	2,922	1,394
Total other income, net	7,710	4,389	3,321
Loss before income taxes	(24,078)	(21,031)	(3,047)
Income tax expense	(130)	(140)	10
Net loss	$(24,208)	$(21,171)	$(3,037)
Research and Development
The table below summarizes our research and development expenses incurred for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change
Development expenses	$10,191	$8,818	$1,373
Personnel expenses	5,670	4,455	1,215
Non-cash share-based compensation expense	2,244	1,792	452
Other expenses	930	297	633
Total research and development expenses	$19,035	$15,362	$3,673
Research and development expenses increased by $3.7 million to $19.0 million for the three months ended March 31, 2023, from $15.4 million for the three months ended March 31, 2022. The increase in research and development expenses was primarily attributable to:
•an increase of $1.4 million in external development expenses, which primarily related to increases of $1.3 million in preclinical costs and $0.6 million in clinical trial expenses, partially offset by a decrease of $0.3 million in digital expenses and $0.2 million in drug development expenses;
•an increase of $1.2 million in personnel expenses, as a result of hiring additional personnel in our research and development departments to support the expansion of our digital, preclinical and clinical teams;
•an increase of $0.5 million in non-cash share-based compensation expense due to increased staffing levels year over year and equity awards granted to our chief executive officer in August 2022; and
•an increase of $0.6 million in other expenses, which was primarily related to increases in consulting fees and subscription and membership expenses.
We expect research and development costs to continue to increase substantially in the near future, consistent with our plan to continue to advance our Phase 3 program for COMP360 psilocybin therapy in TRD in 2023.

General and Administrative
The following table summarizes our general and administrative expenses for the three months ended March 31, 2023, and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change
Personnel expenses	$5,715	$3,483	$2,232
Non-cash share-based compensation expense	1,827	1,336	491
Legal and professional fees	2,192	3,094	(902)
Facilities and other expenses	3,019	2,145	874
Total general and administrative expenses	$12,753	$10,058	$2,695
General and administrative expenses increased by $2.7 million to $12.8 million for the three months ended March 31, 2023 from $10.1 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $2.2 million in personnel expenses, primarily due to an increase in staffing levels related to the hiring of additional personnel in general, administrative and commercial departments to support our growth initiatives;
•an increase of $0.5 million in non-cash share-based compensation expense due to increased staffing levels year over year, and equity awards granted to our new chief executive officer in August 2022;
•a decrease of $0.9 million in legal and professional fees, primarily related to a decrease in expenses associated with consulting, legal advice and patent applications; and
•an increase of $0.9 million in facilities and other expenses, primarily attributable to an increase of $0.3 million in costs associated with our Centers of Excellence, an increase of $0.3 million in subscription and membership costs, and a $0.3 million increase in communications and other miscellaneous expenses.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development growth initiatives.
Other Income, Net
Other income, net
Other income, net was $0.7 million for the three months ended March 31, 2023 and $0.1 million for the three months ended March 31, 2022. The increase in other income primarily related to increased interest income as a result of higher interest rates on cash deposits.
Foreign exchange gains
Foreign exchange gains increased by $1.4 million to a gain of $2.7 million for the three months ended March 31, 2023 from a gain of $1.3 million for the three months ended March 31, 2022, primarily related to the translation of intercompany balances as a result of a change in functional currency. As our operating model and business develops we will continue to monitor and assess our legal entity structure, the predominant currency of our future cash outflows and the continuing impact of foreign exchange rates on our results of operations.
Benefit from Research and Development Tax Credit
During the three months ended March 31, 2023 and 2022, we recognized an R&D tax credit in the UK as a benefit within other income, net of $4.3 million and $2.9 million, respectively. The tax credit receivable increased by $1.4 million in 2023 compared to 2022 in line with increased research and development activities.
Income tax expense
The income tax expense was $0.1 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.

Liquidity and Capital Resources
We are a clinical-stage mental health care company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes and ADSs in our IPO and our Follow-On Offering. Through March 31, 2023, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million in net proceeds from sales of ADSs through our IPO, $154.8 million in net proceeds from our Follow-On Offering and $1.6 million in net cash proceeds through sales of ADSs under our ATM facility. We believe our existing cash and cash equivalents of $117.1 million at March 31, 2023, together with the net proceeds from sales of our ADSs through May 10, 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(27,723)	$(23,123)
Net cash used in investing activities	(29)	(82)
Net cash provided by financing activities	1,079	189
Effect of exchange rate changes on cash, cash equivalents and restricted cash	666	(6,543)
Net decrease in cash, cash equivalents and restricted cash	$(26,007)	$(29,559)
Net Cash Used in Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $27.7 million, primarily resulting from our net loss of $24.2 million in addition to a non-cash gain on foreign currency remeasurement of $2.0 million, offset by a non-cash share-based compensation expenses of $4.1 million, depreciation and amortization of less than $0.1 million, and non-cash lease expenses of $0.5 million. The net loss was also adjusted by $6.2 million related to changes in components of working capital, including a $1.5 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense and a less than $0.1 million increase in other assets related to implementation costs of our quality management system, in addition to a $1.0 million decrease in accounts payable which primarily relates to research and development invoices paid in the quarter, a $3.2 million decrease in accrued expenses and other liabilities due to decreased accrued compensation and benefit costs, a $0.5 million decrease in operating lease liabilities and a decrease in deferred and prepaid tax assets of $0.1 million.
During the three months ended March 31, 2022, net cash used in operating activities was $23.1 million, primarily resulting from our net loss of $21.2 million plus a non-cash gain on foreign currency remeasurement of $0.2 million, offset by non-cash share-based compensation expense of $3.1 million, depreciation and amortization of $0.1 million, and non-cash lease expenses of $0.6 million. The net loss was also adjusted by $5.5 million related to changes in components of working capital, including a $1.4 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $0.3 million increase in other assets related to a rental deposit receivable in respect of our previous London office in addition to increased implementation costs of our quality management system, a $0.1 million increase in deferred and prepaid tax assets, a $3.1 million decrease in accounts payable and accrued expenses primarily related to payment of bonuses and accrued clinical trial costs at year end and a $0.5 million decrease in operating lease liabilities.
Net Cash Used in Investing Activities
During each of the three months ended March 31, 2023 and 2022, net cash used in investing activities was less than $0.1 million, primarily attributable to our purchases of property and equipment, which largely consisted of lab and office equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $1.1 million primarily related to proceeds from the issuance of ordinary shares through our ATM facility of $1.2 million offset against $0.1 million in relation to tax withholding on stock awards in 2023, compared to $0.2 million during the three months ended March 31, 2022, primarily related to the proceeds from exercise of options.

Effect of exchange rate changes on cash, cash equivalents and restricted cash
As discussed in Note 2, on January 1, 2023, we and our wholly owned subsidiary, COMPASS Pathfinder Holdings Limited, adopted the U.S. dollar as its functional currency.
During the three months ended March 31, 2023 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange gain of $0.7 million primarily driven by an increase in GBP:USD exchange rates from period to period, resulting in an exchange gain on balances which are held in an entity with a Pound Sterling functional currency and translated to U.S. dollars, the reporting currency.
During the three months ended March 31, 2022 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange loss of $6.5 million, primarily driven a decrease in GBP:USD exchange rates from period to period, resulting in exchange losses on cash balances which were held in multiple entities with Pound Sterling functional currencies and translated to U.S. dollars, the reporting currency.

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
We believe our existing cash of $117.1 million at March 31, 2023, together with the net proceeds from sales of our ADSs through May 10, 2023, will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes in our significant accounting policies or critical accounting estimates during the first three months of 2023. For a complete discussion, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K.
Smaller Reporting Company Status
Based on the market value of shares held by non-affiliates on June 30, 2022, we are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act and have exited the “large accelerated filer” status as of December 31, 2022. We may take advantage of certain of the scaled disclosures available to smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation and an exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures. As a smaller reporting company with annual revenues of less than $100.0 million and not an accelerated filer or a large accelerated filer, we are also not required to provide an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will be able to take advantage of these scaled disclosures and exemptions for so long as (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk exposures that affect the disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage mental health care company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $91.5 million for the year ended December 31, 2022 and we incurred total net losses of $24.2 million for the three-months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $285.4 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•conduct our Phase 3 program for our investigational COMP360 psilocybin therapy in TRD and continue the clinical development of our investigational COMP360 psilocybin therapy in other indications, including anorexia nervosa and PTSD;
•continue the training of therapists to deliver our investigational COMP360 psilocybin therapy in our Phase 3 program and clinical trials;
•continue to invest in funding investigator-initiated studies, or IISs, including the IIS co-sponsored by King’s Institute of Psychiatry, Psychology & Neuroscience (IoPPN) and South London and Maudsley NHS Foundation Trust that will use COMP360 psilocybin therapy to explore how psilocybin affects specific brain pathways in autistic adults;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any therapeutic candidates for which we may obtain regulatory approval, including COMP360;
•establish and expand the network of public healthcare institutions and private clinics that administer our investigational COMP360 psilocybin therapy in conjunction with psychological support as part of our clinical trials;

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

We expect to require substantial additional funding in the future to sufficiently finance our operations and advance development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. We expect that our cash and cash equivalents of $117.1 million as of March 31, 2023, together with the net proceeds from sales of our ADSs through May 10, 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as heightened or fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, recent bank failures and turmoil in the banking system, lower prices for many securities and concerns about potential recessionary factors may affect our ability to raise additional funding through sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin therapy or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, heightened or fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the risk of credit-rating downgrades and economic slowdown or recession in the United States due to debt ceiling and budget deficit concerns or other economic or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

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
Adverse developments in the banking system and financial services industry, including the failure or concerns regarding the failure of banks and financial institutions, could have an adverse effect on our ability to raise additional capital and our operations and financial results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the Federal Deposit Insurance Corporation was appointed as receiver of Silicon Valley Bank and Signature Bank in March 2023 and as receiver of First Republic Bank prior to its acquisition by JPMorgan in May 2023. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused instability in the market prices of regional bank stocks. The closure of financial institutions, even if such financial institutions are unrelated to our business, may result in declines in the price of our stock.
Although we did not hold cash deposits at recently closed banks, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. In addition, if any other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us could be adversely affected. While it is not possible at this time to predict the extent of the impact that the failure of these banks or the high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.
Although we continue to assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. The results of events or concerns that involve one or more of these factors, or other general impact on the financial markets or financial services industry generally, could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to raise additional capital on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
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
•Controlled Drug Status in the United Kingdom. Psilocybin and psilocin are “controlled drugs” in the UK, as they are listed under Schedule 1 of the UK’s Misuse of Drugs Regulations 2001 and are classified as Class A controlled substances under the Misuse of Drugs Act 1971. Substances listed under Schedule 1 of the Misuse of Drugs Regulations 2001 are considered to have little or no therapeutic benefit and are the most strictly controlled. These substances can therefore only be imported, exported, produced and supplied under a license issued by the UK Government’s Home Office. Psilocybin and psilocin may never be rescheduled under the Misuse of Drugs Regulations 2001, or reclassified under the UK’s Misuse of Drugs Act 1971.
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
We may experience delays in completing our Phase 3 clinical program of COMP360 psilocybin therapy in TRD, completing our ongoing Phase 2 clinical trials in anorexia nervosa and PTSD and initiating or completing additional clinical trials. For example, we have experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa and as a result, we no longer expect to have data from this trial available in 2023, as we had originally expected. To address these challenges, we amended the trial protocol and adjusted our procedures. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin therapy or any future therapeutic candidates, including:
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
•changes in regulatory requirements, policies and guidelines, including the draft legislation in the European Union related to pharmaceutical product development and marketing published by the European Commission in April, which, once approved, will replace the current European Union regulatory framework for medicines;
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
We have not previously submitted a new drug application, or NDA, to the FDA, or a marketing authorization application, or MAA, to the EMA or the MHRA, and have not obtained regulatory approval for COMP360. Before obtaining regulatory approvals for the commercial sale of COMP360 or any future therapeutic candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that COMP360 and any future therapeutic candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and while COMP360 is in a late stage of development, there continues to be a high risk of failure and we may never succeed in developing marketable products.
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions. For example, we cannot be certain of the impact on our therapeutic candidates of the draft legislation in the European Union related to pharmaceutical product development and marketing published by the European Commission in April, which, once approved, will replace the current European Union regulatory framework for medicines. We recently commenced our Phase 3 clinical program for COMP360 in TRD. We requested feedback from the FDA regarding the protocol amendments for our Phase 3 clinical program and recently received and reviewed the requested feedback regarding such protocol amendments. We continue to conduct our Phase 3 clinical program in accordance with our previously announced study design. We have Breakthrough Therapy Designation and anticipate having on-going dialogue with FDA throughout the conduct of the Phase 3 trials. However, FDA may disagree with our study design or conduct, and may make recommendations or request changes in the design or conduct of our pivotal programs that may require us to conduct additional clinical trials or otherwise delay our Phase 3 clinical program or may impact the review process for our new drug application for COMP360. It is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
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

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions which may in the future be impacted by the emergence of new COVID-19 variants, other pandemics or public health crises. For example, in the past, enrollment in our trials was adversely affected as a result of the pandemic due to limited availability of participants, the inability of patients, therapists or physicians to participate in our trials, interruptions in supply chains and delays with regulators and other similar bodies. The conduct of our trials may continue to be adversely affected by future public health crises, including COVID-19, despite efforts to mitigate this impact.
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
We may enter into collaborations with pharmaceutical companies or others for the discovery, development and/or commercialization of future therapeutic candidates or research programs. For example, we established a Discovery Center under a sponsored research agreement with University of the Sciences Philadelphia (which merged into Saint Joseph’s University in 2022), or USciences, through collaborations with academic laboratories at the University of California San Diego, School of Medicine (California), the Medical College of Wisconsin (Wisconsin), and Dr. Matthias Grill, CEO of MiHKAL GmbH (Switzerland). If we fail to enter into or maintain collaborations on reasonable terms, our ability to discover and develop future therapeutic candidates and research programs could be delayed or become more costly. Any future collaborations may subject us to a number of risks, including the following:
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
As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. We had accumulated trading losses for carry forward in the UK of $176.9 million and $144.0 million as of December 31, 2022 and December 31, 2021, respectively. Subject to any relevant utilization criteria and restrictions (including, but not limited to, those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is limited each year to £5.0 million per group plus, broadly, an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
As a company that carries out extensive research and development activities, we seek to benefit from the UK research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of up to 33.3% (reduced to 18.6% effective April 1, 2023) of such qualifying research and development expenditures or carried forward for potential offset against future profits (subject to relevant restrictions). The majority of our research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as a SME, based on size criteria concerning employee staffing levels, turnover and gross assets.
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

The SME R&D tax relief regime have been reduced such that for qualifying expenditure from April 1, 2023 the effective credit decreased from 33.3% to 18.6%. For subcontracted expenditure, as there is a restriction to 65% of costs, the effective credit decreased from 21.7% to 12.1%. This will impact the level of repayable credit that can be claimed. However, new rules were announced in the Finance Bill 2023 for an enhanced rate of relief for R&D intensive companies, which would be 27.0% for qualifying expenditure and 17.5% for qualifying subcontracted expenditure. The legislation is not yet final, and therefore the Company is unable to determine whether they would meet the criteria for the enhanced rate of relief until the final legislation and more detailed guidance has been published.
There are also proposals to introduce restrictions on relief that may be claimed for expenditure on contracted out research and development activity where the work is undertaken outside the UK. These changes may impact the quantum of R&D relief that the Company is able to claim in the future and, for the Company, will take effect from January 1, 2025. In addition, the UK government is currently consulting on the potential merging of the SME and RDEC regimes, which may, inter alia, change the present treatment of sub-contracted research and development work and introduce different thresholds and caps on expenditure and relief. The outcome and timing of this consultation is still to be confirmed but could have a material impact on the quantum of research and development relief that the Company is able to claim.

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
In the United States, the EU and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.
We expect that changes and challenges to the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any future approved product. For example, the Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services, or HHS, rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.
In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
New laws and additional health reform measures may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our investigational COMP360 psilocybin therapy and any future therapeutic candidates and, accordingly, the results of our financial operations. These continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our investigational COMP360 psilocybin therapy or any future therapeutic candidates, if we obtain regulatory approval;

•our ability to set a price that we believe is fair for our products;

•our ability to obtain coverage and reimbursement approval for a product;

•our ability to generate revenue and achieve or maintain profitability;

•the level of taxes that we are required to pay; and

•the availability of capital.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from one or more of our approved products or other therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates.

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
Although we do not currently have any therapies on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any therapies for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved therapies, and other parties through which we market, sell and distribute our therapies for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2022.
The distribution of pharmaceutical products is subject to additional requirements and regulations, including licensing, extensive record-keeping, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
Further, if any of our Centers for Excellence conduct clinical studies, we may face risks relating to operating a clinical trial site. Such risks may include, but are not limited to, research misconduct and patient injury. In addition, we may end up possessing a large amount of individually identifiable health information. Such activities are subject to a wide variety of laws, such as the Health Insurance Portability and Accountability Act (HIPAA).
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
We and any potential collaborators may be subject to U.S. federal and state data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, which are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economics and Clinical Health (HITECH). To the extent that we act as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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
Our clinical trial activity conducted within the Member States of the European Environment Agency (EEA) is regulated by the General Data Protection Regulation (GDPR). The collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) (i) regarding individuals in the EU, and/or (ii) carried out in the context of the activities of our establishment in any EU Member State, is subject to the GDPR, as well as other national data protection legislation in force in relevant Member States.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford therapies such as our investigational COMP360 psilocybin therapy or any future therapeutic candidates, if approved. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and therapies that use psilocybin or psilocin are precluded from reimbursement in the United States. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for therapies by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin therapy or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given therapy by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, Europe or elsewhere will be available for any therapy that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Even if patents do successfully issue and even if such patents cover COMP360 and any future therapeutic candidates, third parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation proceedings in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. We cannot provide any assurances that we will successfully defend ourselves against this challenge or any future patent challenges. For example, in December 2021, a third party filed two petitions requesting post grant review of two of our patents (U.S. Patent 10,947,257 and U.S. Patent 10,954,259) before the Patent Trial & Appeal Board of the U.S. Patent and Trademark Office, or the USPTO Board. On June 22, 2022, the USPTO Board issued decisions in both cases denying institution of post grant review on the merits of the arguments presented in each of the challenges. On July 22, 2022, the third-party challenger filed a request with the USPTO Board for rehearing of the USPTO Board’s decision, as well as a request for Precedential Opinion Panel on August 16, 2022 in each of the challenges. On February 10, 2023, the USPTO Board denied the request for Precedential Opinion Panel in each of the challenges. The USPTO Board has not yet issued a final decision on the requests for rehearing in each of the challenges.
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

Because patent applications are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our current or future licensors, licensees or collaborators were or will be the first to file any patent application related to a therapeutic candidate. Furthermore, if patent applications of third parties have an effective filing date before March 16, 2013, an interference proceeding can be initiated by such third parties at the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If patent applications of third parties have an effective filing date on or after March 16, 2013, a derivation proceeding can be initiated by such third parties at the USPTO to determine whether our invention was derived from theirs. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, we may be subject to third-party challenges regarding our exclusive ownership of our intellectual property. If a third party were successful in challenging our exclusive ownership of any of our intellectual property, we may lose our right to use such intellectual property, such third party may be able to license such intellectual property to other third parties, including our competitors, and our competitors could market competing therapies and technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
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
If we were to initiate legal proceedings against a third party to enforce a patent covering one of our investigational therapies, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (i.e., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover COMP360 or any future therapeutic candidates. On July 22, 2022, a third-party challenger filed with the USPTO Board requests for rehearing of the USPTO Board’s decisions to deny institution of post-grant reviews of U.S. Patent 10,947,257 and U.S. Patent 10,954,259, and on August 16, 2022, the third-party challenger also filed requests for a Precedential Opinion Panel in each of the patents. On February 10, 2023, the USPTO Board denied the request for Precedential Opinion Panel in each of the challenges. The USPTO Board has not yet issued a final decision on the requests for rehearing in each of the challenges. The outcome following legal assertions of invalidity and unenforceability during patent litigation or other proceedings is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on COMP360 or one or more of any future therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business financial condition, results of operations, and prospects. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results.

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
Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our future product candidates.
We rely on the protection of our intellectual property in various jurisdictions. Changes in patent laws in the U.S. and other jurisdictions could cause us to lose protection over certain of our patents and therefore impair our ability to protect our future product candidates. For example, in Europe, a new unitary patent system takes effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
We are subject to risks related to public health crises such as the COVID-19 pandemic. The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic have had a significant impact, both directly and indirectly, on global businesses and commerce. For example, indirect effects of the COVID-19 pandemic such as worker shortages and supply chain constraints continue to impact segments of the economy. Other global health concerns could also result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate.

The future extent of the impact of any public health crisis on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence. For example, at the onset of the COVID-19 pandemic, we paused the enrollment of new patients into our clinical trials. In the future, we could also experience significant and material disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of COMP360 and any future therapeutic candidates due to a public health crisis. Future developments are inherently hard to predict and there can be no guarantee we will not face difficulties or additional costs in enrolling patients in our Phase 3 trials for TRD or future clinical trials, that we will be able to achieve full enrollment of our studies within the timeframes we anticipate, or at all, or that supply disruptions would not adversely impact our ability to initiate and complete preclinical studies or clinical trials. Any public health crisis may in the future affect employees of third-party CROs that we rely upon to carry out our clinical trials and may cause disruptions that could severely impact our business and clinical trials, including the diversion of healthcare resources away from our clinical trials, the interruption of key clinical trial activities, delays in receiving authorizations from regulatory authorities, changes in local regulations, supply chain disruptions and continued volatility in the public equity markets and global economic disruptions, among other things.
Any public health crisis in the future may cause significant volatility in public equity markets and disruptions to the United States and global economies. Increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. To the extent that any future public health crisis adversely affects our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.
Our future growth and ability to compete effectively depends on our ability to manage senior management changes and our ability to retain our key personnel and recruit additional qualified personnel, and on the key personnel employed by our collaborative partners.
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
•general economic, political, geopolitical and market conditions, including the recent significant increases in inflation in the United States, U.K. and Europe, and overall market volatility in the United States or the UK as a result of, among other factors, macroeconomic conditions and the ongoing war between Russia and Ukraine or similar events; and

•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $6.54 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through March 31, 2023. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.

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
Based upon our ordinary shares outstanding as of April 4, 2023, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 45% of our ordinary shares and ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, each year in our annual reports on Form 10-K, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, we will not require an attestation report on internal control over financial reporting issued by our independent registered public accounting firm for so long as we do not qualify as an accelerated filer or large accelerated filer. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if in future years an attestation report on internal control over financial reporting issued by our independent registered public accounting firm may be required and if our independent registered public accounting firm were to be unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ADSs could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to stockholder litigation, which could have an adverse impact on the market price or our ADSs and cause us to incur additional expenses.
We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our securities less attractive to investors.

We qualify as a “smaller reporting company,” because the market value of our stock held by non-affiliates was less than $560.0 million as of June 30, 2022, and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We will reassess our status each year on the last business day of the second quarter and will continue to be a smaller reporting company until the fiscal year following the determination that (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. As a smaller reporting company, we may take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our ADSs and the price of our ADSs may be more volatile.
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
If we fail to maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our ADS price.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We cannot assure you that we will not identify other material weaknesses or deficiencies, which could negatively impact our results of operations in future periods.
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
Due to the international scope of our operations, our assets, earnings, expenses and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the Pound Sterling and the Euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the U.S. dollar (except that the functional currency of our U.K. subsidiary is the Pound Sterling) and the majority of our operating expenses are paid in both Pound Sterling and U.S. dollars. We also regularly acquire services, consumables and materials in U.S. dollars, Pound Sterling and the Euro. Further potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs has been affected and may in the future be affected by fluctuations in foreign exchange rates between the Pound Sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our condensed consolidated financial statements for a description of foreign exchange risks.

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

A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency for our wholly-owned U.K. operating subsidiary is the Pound Sterling, and we report our financial results in U.S. dollars. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in many years. Increased inflation may result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, increased interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, there has been recent turmoil in the banking system with the appointment of the FDIC as a receiver for several U.S. banks. It is likely that, if the banking sector situation continues to deteriorate, the U.S. and/or other global economies would be adversely affected, including the possibility of a recession, the duration and severity of which is difficult to predict. Even if market concerns about the financial health and stability of U.S. and global banking sectors are successfully addressed, many observers believe that the risk of a recession occurring in the United States, and perhaps in other major global economies, has increased because of the recent events in the banking sector. Relatedly, these events may prompt the Federal Reserve Board and other central banking authorities to slow down the pace of future increases in benchmark interest rates, which could make it more difficult for the United States and other governments to mitigate inflationary pressures in the economy and contribute to a period of higher inflation. These developments may adversely affect our business, financial condition and results of operations.

Changes and uncertainties in the tax system in the countries in which we have operations could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.

We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms being implemented or under consideration (such as those related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Additionally, the COVID-19 pandemic and policies and regulations implemented by governments in response to the pandemic had significant impact on FDA operations, including postponement of FDA inspections and a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:
•economic weakness, including heightened and fluctuating inflation and interest rates, political instability, and the emergence of any COVID-19 variants, any future public health crisis or any future mitigation efforts and current or future economic effects;

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
Given our reliance on technological infrastructure, we continue to evaluate internal security measures and policies. Our internal computer systems, which are managed partially by a third party, and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, pandemics and telecommunications and electrical failure. Any system failure, accident or security breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our therapeutic development programs. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or clinical trial data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Whilst we conduct periodic penetration testing and perform continuous security monitoring, as the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and the costs to protect our network and systems may increase.

Additionally, it is also possible that unauthorized access to employee or clinical trial data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we continue to devote time and resources on the remediation of such risks, there is the possibility of a material impact from such an attack in the future.
While we have not, to our knowledge, experienced any such material system failure or security breach that caused interruptions to our operations to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of COMP360 or any future therapeutic candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our investigational COMP360 psilocybin therapy or any future therapeutic candidates could be hindered or delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1 to January 31, 2023	—	—	—	—
February 1 to February 28, 2023	10,277.00	$10.61	—	—
March 1 to March 31, 2023	—	—	—	—
Three Months Ended March 31, 2023	10,277.00	$10.61	—	—
(a) Represents ordinary shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
10.1*	License Agreement between Fora Space Limited and COMPASS Pathfinder Limited dated April 4, 2023.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

COMPASS PATHWAYS PLC

Date:	May 11, 2023	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2023	By:	/s/ Michael Falvey
Michael Falvey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)