Form 10-Q
period 2023-06-30
COMPASS Pathways plc
filed 2023-08-03
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

The registrant had 45,783,171 shares of common stock outstanding as of July 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-Q are based upon information available to our management as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress and results of our investigational COMP360 psilocybin treatment, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, including our expectations regarding the amendments we made to the protocols for our Phase 3 clinical program, results of discussions with the Food and Drug Administration, or FDA, regarding our trial design and the timing of the completion of our Phase 3 clinical program for treatment-resistant depression, or TRD, the period during which the results of the trials will become available and our research and development programs;
•our estimates regarding our expenses, capital requirements, the sufficiency of our cash resources, our expected cash runway and needs for and ability to raise additional financing;
•our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, contains milestones that must be achieved in order to draw down additional amounts under our Loan Agreement on our term loan facility and operating and financial covenants that restrict our operating activities;
•our reliance on the success of our investigational COMP360 psilocybin treatment;
•the timing, scope or likelihood of regulatory filings and approvals;
•our expectations regarding the size of the eligible patient populations for COMP360 psilocybin treatment, if approved for commercial use;
•our ability to identify third-party clinical sites to conduct our trials and our ability to identify and train appropriately qualified therapists to administer COMP360 psilocybin treatment in our clinical trials;
•our ability to implement our business model and our strategic plans for our business and our investigational COMP360 psilocybin treatment;
•our ability to identify new indications for COMP360 beyond our current primary focus on TRD, anorexia nervosa, and post-traumatic stress disorder, or PTSD;
•our ability to identify, develop or acquire digital technologies to enhance our administration of our investigational COMP360 psilocybin treatment;
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

•the pricing, coverage and reimbursement of our investigational COMP360 psilocybin treatment, if approved;
•the scalability and commercial viability of our manufacturing methods and processes;
•the rate and degree of market acceptance and clinical utility of our investigational COMP360 psilocybin treatment, in particular, and psilocybin-based treatments, in general;
•our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•our expectations regarding potential benefits of our investigational COMP360 psilocybin treatment and our therapeutic approach generally;
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
•the effect of global financial and economic conditions and geopolitical events, including instability in the banking system, fluctuating interest rates and inflation, and foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of economic slowdown or recession in the United States, overall market volatility in the United States or the United Kingdom, including as a result of, among other factors, the ongoing war between Russia and Ukraine or similar events, on our business;
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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:
•We are a clinical-stage biotechnology company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability;
•We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin treatment. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including instability in the banking system, fluctuating interest rates and inflation and the risk of credit-rating downgrades and economic slowdown or recession in the United States. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves;
•Raising additional capital may cause dilution to holders of our ordinary shares and ADSs, restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates;
•Our failure to comply with the financial and other covenants or payment obligations under our existing Loan Agreement with Hercules could result in a default or an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations;
•We are dependent on the successful development of our investigational COMP360 psilocybin treatment. We cannot give any assurance that COMP360 will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized;
•COMP360 is, and any future therapeutic candidates we may develop may be, subject to controlled substance laws and regulations in the jurisdictions where our products, if approved, may be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, or changes in these laws and regulations may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. In addition, during the review process of COMP360, and prior to any approval, the FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential, which may delay approval and any potential rescheduling process;
•COMP360 contains controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding COMP360, in particular, and psilocybin-based treatments, in general, or our current or future investigational treatments using psilocybin may negatively influence the success of these treatments;
•Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of COMP360 psilocybin treatment or any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates on a timely basis or at all, which will adversely affect our business;
•COMP360 psilocybin treatment and any future therapeutic candidates we may develop may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval. If such side effects are identified during the development of COMP360 psilocybin treatment or any future therapeutic candidates or following approval, if any, we may need to abandon our development of such therapeutic candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences;
•Research and development of drugs targeting the central nervous system is particularly difficult, which makes it difficult to predict and understand why the drug has a positive effect on some patients but not others;
•We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our treatments on our own or with suitable collaborators;

•The future commercial success of our investigational COMP360 psilocybin treatment or any future therapeutic candidates will depend on the degree of market access and acceptance of our potential treatments among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large;
•Our business and commercialization strategy depends on our ability to identify, qualify, prepare, certify and support third-party therapy sites offering any approved treatment. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed;
•We currently rely on qualified therapists working at third-party clinical trial sites to administer our investigational COMP360 psilocybin treatment in our clinical trials and we expect this to continue upon approval, if any, of COMP360 or any future therapeutic candidates. If third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed;
•Intellectual property rights of third parties could adversely affect our ability to develop or commercialize our investigational treatments, such that we could be required to litigate or obtain licenses from third parties in order to develop or market our investigational treatments. Such litigation or licenses could be costly or not available on commercially reasonable terms;
•Others may claim an ownership interest in our intellectual property and our product candidates, which could expose us to litigation and have a significant adverse effect on our prospects;
•Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and could have a material adverse effect on our business;
•We rely on third parties to supply and manufacture the psilocybin and psilocin incorporated in COMP360 and expect to continue to rely on third parties to supply and manufacture any future therapeutic candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations to manufacture COMP360 or our future therapeutic candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any treatments, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us;
•There are a number of third parties who conduct investigator-initiated studies, or IISs, using COMP360 provided by us. Any failure by a third party to meet its obligations with respect to the clinical development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates may delay or impair our ability to obtain regulatory approval for COMP360. IISs of COMP360 or any future therapeutic candidates may generate clinical trial data that raises concerns regarding the safety or effectiveness of COMP360 and any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials;
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Economic uncertainty and worsening or deteriorating global economic conditions and volatile financial market conditions in the United States or the United Kingdom, as a result of, among other factors, instability in the banking system, fluctuating inflation and interest rates, the risk of economic slowdown or recession in the United States and the ongoing war between Russia and Ukraine or similar events, may materially and adversely affect our business, including our ability to raise capital and our financial results;
•A pandemic, epidemic, or outbreak of an infectious disease, or new variants of COVID-19, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results;
•We face substantial competition and our competitors may discover, develop or commercialize treatments before or more successfully than us, which may result in the reduction or elimination of our commercial opportunities;
•Our business is subject to economic, political, regulatory and other risks associated with international operations; and
•We may face business interruptions resulting from failures or significant downtime of our information technology systems resulting from cyber-attacks on such systems or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,234	$143,206
Restricted cash	251	175
Prepaid income tax	—	575
Prepaid expenses and other current assets	45,116	47,695
Total current assets	193,601	191,651
NON-CURRENT ASSETS:
Investment	469	469
Property and equipment, net	482	617
Operating lease right-of-use assets	4,784	2,006
Deferred tax assets	3,054	2,224
Long-term prepaid expenses and other assets	7,444	327
Total assets	$209,834	$197,294
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,982	$4,761
Accrued expenses and other liabilities	8,617	9,325
Operating lease liabilities - current	2,176	1,510
Total current liabilities	12,775	15,596
NON-CURRENT LIABILITIES
Long-term debt	28,124	—
Operating lease liabilities - non-current	2,539	418
Total liabilities	$43,438	$16,014
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 45,760,250 and 42,631,794 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	471	440
Deferred shares, £21,921.504 par value; nil and one share authorized, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	28
Additional paid-in capital	496,342	458,825
Accumulated other comprehensive loss	(16,728)	(16,867)
Accumulated deficit	(313,689)	(261,146)
Total shareholders' equity	166,396	181,280
Total liabilities and shareholders' equity	$209,834	$197,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES:
Research and development	$19,818	$15,920	$38,853	$31,282
General and administrative	12,846	11,336	25,599	21,394
Total operating expenses	32,664	27,256	64,452	52,676
LOSS FROM OPERATIONS:	(32,664)	(27,256)	(64,452)	(52,676)
OTHER INCOME, NET:
Other income, net	627	240	1,336	374
Foreign exchange gains	1,376	1,958	4,061	3,291
Benefit from R&D tax credit	2,520	4,077	6,836	6,999
Total other income, net	4,523	6,275	12,233	10,664
Loss before income taxes	(28,141)	(20,981)	(52,219)	(42,012)
Income tax expense	(194)	(56)	(324)	(196)
Net loss	(28,335)	(21,037)	(52,543)	(42,208)
Other comprehensive (loss) income:
Foreign exchange translation adjustment	717	(17,134)	139	(24,327)
Comprehensive loss	(27,618)	(38,171)	(52,404)	(66,535)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.62)	$(0.50)	$(1.19)	$(1.00)
Weighted average ordinary shares outstanding—basic and diluted	45,565,991	42,474,987	44,153,772	42,110,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/ INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2021	42,019,874	$435	1	$28	$444,750	$8,840	$(169,641)	$284,412
Exercise of share options	376,158	4	—	—	393	—	—	397
Vesting of restricted stock units	68,534	1	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,128	—	—	3,128
Unrealized loss on foreign currency translation	—	—	—	—	—	(7,193)	—	(7,193)
Net loss	—	—	—	—	—	—	(21,171)	(21,171)
Balance at March 31, 2022	42,464,566	$440	1	$28	$448,271	$1,647	$(190,812)	$259,574
Exercise of share options	55,727	—	—	—	4	—	—	4
Vesting of restricted stock units	2,104	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,178	—	—	3,178
Unrealized loss on foreign currency translation	—	—	—	—	—	(17,134)	—	(17,134)
Net loss	—	—	—	—	—	—	(21,037)	(21,037)
Balance at June 30, 2022	42,522,397	$440	1	$28	$451,453	$(15,487)	$(211,849)	$224,585

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	42,631,794	$440	1	$28	$458,825	$(16,867)	$(261,146)	$181,280
Exercise of share options	3,790	—	—	—	—	—	—	—
Issuance of ordinary shares under ATM facility, net of issuance costs	113,420	1	—	—	1,187	—	—	1,188
Issuance of ordinary shares to settle vested restricted stock units	30,481	1	—	—	(1)	—	—	—
Shares tendered for withholding taxes	—	—	—	—	(109)	—	—	(109)
Share-based compensation expense	—	—	—	—	4,071	—	—	4,071
Unrealized loss on foreign currency translation	—	—	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	—	—	(24,208)	(24,208)
Balance at March 31, 2023	42,779,485	$442	1	$28	$463,973	$(17,445)	$(285,354)	$161,644
Exercise of share options	125,079	1	—	—	—	—	—	1
Issuance of ordinary shares under ATM facility, net of issuance costs	2,824,202	28	—	—	26,904	—	—	26,932
Vesting of equity awards under the employee purchase plan	23,843	—	—	—	189	—	—	189
Cancellation of deferred share	—	—	(1)	(28)	28	—	—	—
Issuance of warrant to purchase ordinary shares	—	—	—	—	687	—	—	687
Issuance of ordinary shares to settle vested restricted stock units	7,641	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,561	—	—	4,561
Unrealized gain on foreign currency translation	—	—	—	—	—	717	—	717
Net loss	—	—	—	—	—	—	(28,335)	(28,335)
Balance at June 30, 2023	45,760,250	$471	—	$—	$496,342	$(16,728)	$(313,689)	$166,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,543)	$(42,208)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	158	147
Loss on disposal of property and equipment	46	—
Non-cash (loss)/gain on foreign currency remeasurement	(2,251)	2,174
Non-cash share-based compensation	8,632	6,306
Non-cash lease expenses	1,018	1,078
Changes in operating assets and liabilities
Prepaid expenses and other current assets	4,662	(5,461)
Deferred and prepaid tax assets	(255)	(896)
Long-term prepaid expenses and other assets	(7,099)	(409)
Operating lease liabilities	(955)	(1,049)
Accounts payable	(2,899)	1,115
Accrued expenses and other liabilities	(1,050)	(1,925)
Net cash used in operating activities	(52,536)	(41,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48)	(494)
Proceeds from disposal of property and equipment	2	—
Net cash used in investing activities	(46)	(494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	28,120	—
Proceeds from issuance of shares under the employee share purchase plan	189	—
Payments of tax withholding on stock award	(109)	—
Net proceeds from issuance of long term debt	29,585	—
Payment of issuance cost of long term debt	(778)	—
Proceeds from exercise of share options	1	401
Proceeds from vesting of restricted share units	—	1
Net cash provided by financing activities	57,008	402
Effect of exchange rate changes on cash, cash equivalents and restricted cash	678	(24,846)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,104	(66,066)
Cash, cash equivalents and restricted cash, beginning of the period	143,381	273,347
Cash, cash equivalents and restricted cash, end of the period	$148,485	$207,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right of use assets obtained in exchange for new operating lease liabilities	$3,645	$822
Issuance of warrants together with the long-term debt	$687	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$148,234	$207,177
Restricted cash	251	104
Total cash, cash equivalents and restricted cash	$148,485	$207,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
COMPASS Pathways plc, or the Company, is a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health. The Company is developing its investigational COMP360 psilocybin treatment through late-stage clinical trials in Europe and North America for patients with treatment-resistant depression.
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
The Company has funded its operations primarily with proceeds from the sale of its convertible preferred shares, the issuance of convertible notes, and through the sale of American Depository Shares, or ADSs, in connection with the Company’s initial public offering, or the IPO, in September 2020, and its May 2021 follow-on offering. On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through June 30, 2023, the Company sold 2,982,038 ADSs, resulting in $28.6 million in net proceeds. On June 30, 2023 (the “Effective Date”), the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of (i) a term loan of $30.0 million, which was funded on the Effective Date, (ii) subject to the Company achieving certain performance milestones and available until December 15, 2024, an additional term loan of $10.0 million, and (iii) subject to the approval of Hercules’ investment committee in its sole discretion, and available during the interest-only period, as described in the Loan Agreement, an additional term loan of $10.0 million. The Loan Agreement includes a financial covenant requiring the Company to maintain a minimum level of $22.5 million of cash during the period commencing on January 1, 2024, of which the initial commencement date is subject to adjustment if certain performance milestones are met. If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million.

The Company has incurred recurring losses since its inception, including net losses of $52.5 million and $42.2 million for the six months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $313.7 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of June 30, 2023 of $148.2 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months, including progressing its Phase 3 clinical program, its Phase 2 studies in anorexia nervosa and PTSD and costs associated with operating as a public company. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. We will need substantial additional funding to complete the development and commercialization of our Phase 3 clinical program, and our Phase 2 studies in anorexia nervosa and PTSD. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

Market volatility, instability in the banking system, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, fluctuating inflation and interest rates and the related impact on U.S., U.K. and global economies, the risk of economic slowdown or recession in the United States or other factors could adversely impact our operations, financial results and ability to raise additional funding.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations and comprehensive loss for the three months and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022.
The results for the three months and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future years or periods. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 28, 2023. The condensed consolidated balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Restricted Cash
Restricted cash as of June 30, 2023 and December 31, 2022 represents a collateral deposit for employee credit cards.
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
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the six months ended June 30, 2023.
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
Share-Based Compensation
The Company accounts for all share-based payment awards granted to employees and non-employees as share-based compensation expense at fair value. The Company grants equity awards under its share-based compensation programs, which may include share options and restricted share units. The measurement date for employee and non-employee awards is the date of grant, and share-based compensation costs are recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis. Share-based compensation expense is classified in the accompanying condensed consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. The Company recognizes share-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.
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
Expected dividend. Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future. In addition, the Loan Agreement with Hercules currently prohibits dividends that may be declared or paid on our ordinary shares.
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
The Company accounts for uncertainty in income taxes in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the condensed consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of June 30, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022 no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.

Benefit from Research and Development Tax Credit
As a company that carries out extensive research and development activities, the Company benefits from the UK research and development tax credit regime under the scheme for small or medium-sized enterprises, or SME. Under the SME regime, in effect through June 30, 2023, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of a portion of such qualifying research and development expenditure. Up until April 1, 2023 the rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out. From that point, the rates reduced to 18.6% and 12.1%, respectively. New rules were announced in the UK Parliament Finance Act 2023 for an enhanced rate of relief for loss making research intensive SMEs, which would be 27.0% for qualifying expenditure and 17.5% for qualifying subcontracted expenditure. The legislation is not yet final, and therefore the Company is unable to determine whether it would meet the criteria for the enhanced rate of relief until the legislation and more detailed guidance has been published.
The Company meets the conditions of the SME regime. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
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
The Company may not be able to continue to claim research and development tax credits under the SME regime in the future because it may no longer qualify as a small or medium-sized company. In addition, the EU State Aid cap limits the total aid claimable in respect of a given project to €7.5 million which may impact the Company’s ability to claim R&D tax credits in future. Further, the U.K. Finance Act of 2021 introduced a cap on credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim.
Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the six months ended June 30, 2023 and 2022, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.
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

Derivatives
The Company enters into foreign currency contracts to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company does not enter into foreign currency contracts for speculative purposes. The Company recognizes derivative instruments, which do not qualify for hedge accounting, as either assets or liabilities on the balance sheet at fair value. The Company records changes in the fair value (gains or losses) of the derivatives in the accompanying condensed consolidated statements of operations and comprehensive loss as other income, net. The Company did not enter into any contracts during the six months ended June 30, 2023 and 2022.
Long-term Debt
On June 30, 2023, the Company entered into the Loan Agreement with Hercules. The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability.
Debt issuance costs consist of costs incurred in obtaining long-term financing. These costs are classified on the consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense in the consolidated statement of operations using the effective interest rate method over the term of the debt agreement.
Warrants
On June 30, 2023, the Company entered into a warrant agreement with Hercules. The Company assessed all terms and features of the Warrant Agreement in order to determine accounting classification of the warrants as equity or liability. As part of this analysis, the Company determined it appropriate to account for the warrants issued under the Loan Agreement as equity. The Company measures the warrants at fair value using the Black-Scholes valuation model. Assumptions used in the warrant pricing model include the following:
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
Expected term. The expected term of the warrants is ten years.
Risk-free interest rate. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of the issuance for time periods that are approximately equal to the expected term of the warrant.
Expected dividend. Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future. In addition, the Loan Agreement with Hercules currently prohibits, and any future debt financing arrangements may contain terms prohibiting or limiting the amount of, dividends that may be declared or paid on our ordinary shares.
Fair value of ordinary shares. The fair value of the warrants is determined by reference to the closing price of ADSs on the Nasdaq Global Select Market on the day of issuance.
Recently adopted accounting pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three or six months ended June 30, 2023 that are of significance or potential significance to the Company.

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
UK R&D tax credit	$21,589	$13,972
Prepaid insurance premium	1,011	2,818
Prepaid research and development	9,143	28,211
VAT recoverable	1,428	1,652
Vendor receivable	9,795	—
Other current assets	2,150	1,042
	$45,116	$47,695

4. Long-term Prepaid Expenses and Other Assets
Long-term prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid research and development - long-term	7,271	—
Other assets	173	327
	$7,444	$327
5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development expense	$2,521	$1,684
Accrued professional expenses	1,807	1,284
Accrued compensation and benefit costs	3,582	5,534
Payroll tax payable	7	167
Income taxes payable	72	—
Other liabilities	628	656
	$8,617	$9,325
6. Debt
On June 30, 2023, the Company entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of (i) a term loan of $30.0 million, which was funded on the Effective Date, (ii) subject to the Company achieving certain performance milestones and available until December 15, 2024, an additional term loan of $10.0 million, and (iii) subject to the approval of Hercules’ investment committee in its sole discretion, and available during the interest-only period, an additional term loan of $10.0 million.
The term loan will mature on July 1, 2027. The outstanding principal balance of the term loan bears interest at an annual rate equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 1.50% or (ii) 9.75%. Accrued interest is payable monthly following the funding of each term loan. In addition to accrued interest, payment-in-kind (PIK) interest of 1.40% will be added to the balance of the loan.
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheet. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charge are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 15.1% as of June 30, 2023.
The Company issued warrants to Hercules to purchase shares of the Company’s Ordinary Shares equal to the quotient derived by dividing (i) the amount equal to (a) 2.5% times (b) the aggregate principal amount of term loan advances made and funded under the Loan Agreement by (ii) the exercise price of the warrants. Upon receipt of the first term loan, 94,222 shares became exercisable to Hercules with a fair market value of $0.7 million.

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on January 1, 2024, of which the initial commencement date is subject to adjustment if certain performance milestones are met. If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of June 30, 2023.
Long-term debt consisted of the following (in thousands):

June 30,
2023
Term loan payable	$30,000
End of term charge	1,426
Future principal payments and end of term charge	$31,426
Unamortized debt issuance costs	(3,302)
Carrying value of long-term debt	$28,124
Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2023	—
December 31, 2024	—
December 31, 2025	6,587
December 31, 2026	14,173
December 31, 2027	10,666
Total	$31,426
Interest expense associated with the Loan Agreement for the six months ended June 30, 2023 was less than $0.1 million.
7. Shareholder’s Equity
Ordinary Shares
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through June 30, 2023, we sold 2,982,038 ADSs, resulting in $28.6 million in net proceeds.
During the six months ended June 30, 2023, the Company issued in total 128,869 ordinary shares to settle share options exercised by employees and non-employees compared to 431,855 in the six months ended June 30, 2022.
During the six months ended June 30, 2023, a total of 42,518 restricted share units vested, of which 29,220 were issued and 13,298 were settled. During the six months ended June 30, 2023, a total of 38,122 ordinary shares were issued in settlement of restricted share units, of which 8,902 were vested and not issued at December 31, 2022 and 29,220 vested and were issued during the six months ended June 30, 2023.

During the six months ended June 30, 2022, a total of 70,638 ordinary shares were issued in settlement of restricted share units, of which 57,875 were vested and not issued at December 31, 2022 and 12,763 vested and were issued during the six months ended June 30, 2023.
Deferred Shares
Immediately prior to the completion of the Company’s IPO in September 2020, the different classes of issued share capital of COMPASS Pathways plc were reorganized by way of a reverse share split, which was retroactively restated in our consolidated financial statements. As part of this reverse share split, the nominal value of COMPASS Pathways plc’s ordinary shares changed from £0.001 per share to £0.008 per share and a single, non-voting deferred share with a nominal value of £21,921.504 in the capital of the Company was created and transferred to the Company. On June 28, 2023, the single deferred share was cancelled.
Warrants
On June 30, 2023, the Company entered into a Warrant Agreement with Hercules, which provides Hercules with the right to purchase a number of shares of the Company’s Ordinary Shares equal to the quotient derived by dividing (i) the amount equal to (a) 2.5% times (b) the aggregate principal amount of term loan advances made and funded under the Loan Agreement by (ii) the exercise price. Upon receipt of each term loan, the Warrant will automatically become exercisable and will expire in 10 years (on June 30, 2033). On June 30, 2023, with the receipt of the first term loan, 94,222 shares became exercisable to Hercules with a fair market value of $0.7 million.
8. Share-Based Compensation
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
As of June 30, 2023, the Company was authorized to issue a total of 1,475,250 ordinary shares underlying outstanding options granted under the 2017 Plan prior to the IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 5,460,391 shares as of June 30, 2023, of which 181,038 shares remained available for future grant.
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
During the six months ended June 30, 2023 and 2022, the Company granted options to purchase 2,365,866 and 1,217,818 ordinary shares to employees and non-employees, respectively.
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

Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the six months ended June 30, 2023 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2022	271,135	$12.23
Granted	175,750	$10.85
Vested	(42,518)	$11.84
Forfeited	(11,506)	$11.79
Unvested and Outstanding as of June 30, 2023	392,861	$11.67
As of June 30, 2023 and December 31, 2022, there was $3.9 million and $2.6 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 3.0 years and 3.0 years, respectively. The exercise price of restricted share units is at a nominal value less than $0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,092,732	$13.55	8.38	$13,013
Granted	2,365,866	$9.83
Exercised	(128,869)	$0.01
Forfeited	(345,895)	$17.90
Outstanding as of June 30, 2023	6,983,834	$13.24	8.45	$13,553
Exercisable as of June 30, 2023	2,803,031	$11.60	7.45	$11,744
Unvested as of June 30, 2023	4,180,803	$14.35	9.11	$1,809
The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $1.1 million and $5.3 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $7.92 and $10.67 per share during the six months ended June 30, 2023, and 2022, respectively.
As of June 30, 2023 and 2022, there was $38.5 million and $29.7 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 2.8 years and 2.9 years, respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the six months ended June 30, 2023, and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected option life (years)	3.99 years	5.50 years	5.80 years	5.85 years
Expected volatility	91.82%	81.17%	87.70%	80.29%
Risk-free interest rate	4.16%	3.35%	3.55%	1.80%
Expected dividend yield	—%	—%	—%	—%
Fair value of underlying ordinary shares	$7.93	$10.08	$10.49	$15.01
Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	2,198	1,830	4,442	3,622
General and administrative	2,363	1,348	4,190	2,684
Total share based compensation expense	$4,561	$3,178	$8,632	$6,306

9. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(28,335)	$(21,037)	$(52,543)	$(42,208)
Net loss attributable to ordinary shareholders - basic and diluted	$(28,335)	$(21,037)	$(52,543)	$(42,208)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	45,565,991	42,474,987	44,153,772	42,110,161
Net loss per share - basic and diluted	$(0.62)	$(0.50)	$(1.19)	$(1.00)
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, and options granted, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the six months ended June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested restricted share units	392,861	186,411	392,861	186,411
Share options	6,983,834	4,340,885	6,983,834	4,340,885
Warrants	94,222	—	94,222	—
	7,470,917	4,527,296	7,470,917	4,527,296

10. Right of use of assets
New York, NY
In August 2022, the Company entered into a membership agreement with WeWork for rentable office space. The membership is cancellable with 90 days’ notice. This agreement is accounted for as a short-term lease as the Company is not reasonably certain to extend the lease beyond twelve months and is therefore not recognized on the Company’s condensed consolidated balance sheets.
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
The following table summarizes the Company’s costs included in its condensed consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered into through June 30, 2023 (in thousands):

	Six months ended June 30,
	2023	2022
Lease cost
Operating lease cost	$1,136	$1,151
Short-term lease cost	163	86
	$1,299	$1,237
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,123	$1,122
Right of use assets obtained in exchange for new operating lease liabilities	3,645	822
Weighted average remaining lease term (in years)	2.4	1.8
Weighted average discount rate	8.49%	5.52%
The following table summarizes the future minimum lease payments due under operating leases as of June 30, 2023, (in thousands):

December 31, 2023	1,132
December 31, 2024	2,247
December 31, 2025	1,541
December 31, 2026	227
December 31, 2027	57
Total future minimum lease payments	$5,204
Less: imputed interest	$(489)
Total	$4,715
11. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of June 30, 2023 or 2022.
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
References to “we,” “our,” “us” and “the Company” refer to COMPASS Pathways plc.
Operating Results
Overview
We are a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health. We are motivated by the need to find better ways to help and empower people suffering with mental health challenges who are not helped by existing treatments, and are pioneering the development of a new model of psilocybin treatment, in which COMP360 psilocybin is administered in conjunction with psychological support, which we refer to as COMP360 psilocybin treatment.

Our initial focus is on treatment-resistant depression, or TRD, comprising patients who are inadequately served by the current treatment paradigm. Early signals from academic studies, using formulations of psilocybin not developed by us, have shown that psilocybin treatment may have the potential to improve outcomes for patients suffering with TRD, with rapid reductions in depression symptoms and effects lasting up to six months, after administration of a single high dose. In 2018, we received Breakthrough Therapy designation from the FDA for COMP360 for the treatment of TRD. In 2019, we completed a Phase 1 clinical trial administering COMP360, along with psychological support, to 89 healthy volunteers. In this trial, we observed that COMP360 was generally well-tolerated and supported continued progression of Phase 2b studies. We also demonstrated the feasibility of administering COMP360 psilocybin to up to six healthy participants simultaneously, with 1:1 support.

In November 2021, we announced positive topline results from our Phase 2b clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine, the world’s leading peer-reviewed medical journal, published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin treatment clinical trial completed to date. The objective of the phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The topline results from the 233-participant trial showed a rapid and sustained response for patients receiving a single 25mg dose of COMP360 psilocybin administered with psychological support, with 29.1% of participants in remission by week 3 (p<0.002). The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.

We are conducting our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:

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

During the first quarter of 2023, we commenced a Phase 2 (n=102) study to investigate the safety and tolerability of COMP360 psilocybin treatment in patients with major depressive disorder, or MDD. In addition, pharmacokinetics and efficacy of COMP360 psilocybin treatment will be investigated. We expect to submit the results of this study as part of our submission package for approval of COMP360 psilocybin treatment in TRD.

Beyond TRD, we have ongoing Phase 2 trials in anorexia nervosa and PTSD.

Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes, our initial public offering, or IPO, and our follow-on offering, of American Depositary Shares, or ADSs, representing our ordinary shares in September 2020 and May 2021, respectively. Through June 30, 2023, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million from sales of ADSs in our IPO and $154.8 million from sales of ADSs in our Follow-On Offering. In October 2021, we entered into a Sales Agreement with Cowen and Company, LLC, under which we may issue and sell from time to time up to $150.0 million of our ADSs at market prices, which we refer to as our ATM Facility. Through June 30, 2023 we sold 2,982,038 ADSs under our ATM Facility, resulting in $28.6 million in net proceeds. On June 30, 2023, we entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of (i) a term loan of $30.0 million, which was funded on June 30,2023, (ii) subject to our achievement of certain performance milestones and available until December 15, 2024, an additional term loan of $10.0 million, and (iii) subject to the approval of Hercules’ investment committee in its sole discretion, and available during the interest-only period, as described in the Loan Agreement, an additional term loan of $10.0 million. The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on January 1, 2024, of which the initial commencement date is subject to adjustment if certain performance milestones are met. If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million.

We have incurred significant operating losses since our inception. We incurred total net losses of $52.5 million and $42.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $313.7 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate and conduct our Phase 2 studies for anorexia nervosa and PTSD and, potentially including expanding into additional indications, and initiating preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We will need substantial additional funding to repay our outstanding indebtedness, support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Our ability to raise additional funds may also be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from fluctuating interest rates and rates of inflation and foreign exchange fluctuations, instability in the banking system, potential recessions in any of the regions or countries in which we operate, the ongoing war between Ukraine and Russia, and changing conditions resulting from public health crises. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of June 30, 2023, we had cash and cash equivalents of $148.2 million. We believe that our existing cash and cash equivalents, will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

Macroeconomic Conditions
We continue to monitor current macroeconomic and geopolitical events, including fluctuating inflation and interest rates, instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, the risk of economic slowdown or recession in the United States and the ongoing war between Ukraine and Russia, for any potential impact that these or other events or conditions may have on our business.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue and do not expect to generate any revenue from the sale of therapeutic candidates in the foreseeable future. If our development efforts for our investigational COMP360 psilocybin treatment are successful and result in regulatory approval of COMP360, we may generate revenue in the future.
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
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase over the next several years as we: (i) seek to complete the clinical development for our investigational COMP360 psilocybin treatment for TRD; (ii) fund research for our investigational COMP360 psilocybin treatment in other neuropsychiatric indications, including anorexia nervosa and PTSD; (iii) seek to develop digital technologies to complement and augment our treatments, and seek to access other novel drug candidates for development in neuropsychiatric and related indications; (iv) improve the efficiency and scalability of our third-party manufacturing processes and supply chain; and (v) build our third-party or in-house process development, analytical and related capabilities, increase personnel costs and prepare for regulatory filings related to our potential or future therapeutic candidates.

The successful development and commercialization of our investigational COMP360 psilocybin treatment is highly uncertain. This is due to the numerous risks and uncertainties associated with development and commercialization, including the following:
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
•receiving positive data from our clinical trials that support an acceptable risk-benefit profile of COMP360 psilocybin treatment and any future therapeutic candidates in the intended populations;
•receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
•establishing and scaling up, through third-party manufacturers, manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing, if any therapeutic candidates are approved;
•entry into collaborations to further the development of our investigational COMP360 psilocybin treatment and our future therapeutic candidates;
•obtaining and maintaining patent and trade secret protection or regulatory exclusivity for COMP360 and any future therapeutic candidates;
•successfully launching commercial sales of our investigational COMP360 psilocybin treatment and any future therapeutic candidates, if approved;
•acceptance of our current and future therapeutic candidates’ benefits and uses, if approved, by patients, the medical community and third-party payors; and
•maintaining a continued acceptable safety profile of our investigational COMP360 psilocybin treatment and our future therapeutic candidates following approval.
A change in the outcome of any of these variables, amongst others, with respect to the development of our investigational COMP360 psilocybin treatment in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our investigational COMP360 psilocybin treatment. For example, if the FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare products Regulatory Agency, or MHRA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to commit significant additional financial resources and time on the completion of clinical development of that therapeutic candidate.
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

We anticipate that our general and administrative expenses will continue to be significant in order to support our continued research activities and development of our investigational COMP360 psilocybin treatment.
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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the six months ended June 30, 2023 and 2022. We expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
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
During the six months ended June 30, 2023 and 2022, the Company recorded a tax provision of $0.3 million and $0.2 million, related to our income tax obligations of its operating company in the US, which generates a profit for tax purposes.

Results of Operations
Comparison For The Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022	Change
OPERATING EXPENSES:
Research and development	$38,853	$31,282	$7,571
General and administrative	25,599	21,394	4,205
Total operating expenses	64,452	52,676	11,776
LOSS FROM OPERATIONS	(64,452)	(52,676)	(11,776)
OTHER INCOME, NET:
Other income, net	1,336	374	962
Foreign exchange gains	4,061	3,291	770
Benefit from R&D tax credit	6,836	6,999	(163)
Total other income, net	12,233	10,664	1,569
Loss before income taxes	(52,219)	(42,012)	(10,207)
Income tax expense	(324)	(196)	(128)
Net loss	$(52,543)	$(42,208)	$(10,335)
Research and Development
The table below summarizes our research and development expenses incurred for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022	Change
Development expenses	$20,607	$16,496	$4,111
Personnel expenses	11,363	8,377	2,986
Non-cash share-based compensation expense	4,442	3,622	820
Other expenses	2,441	2,787	(346)
Total research and development expenses	$38,853	$31,282	$7,571
Research and development expenses increased by $7.6 million to $38.8 million for the six months ended June 30, 2023, from $31.3 million for the six months ended June 30, 2022. The increase in research and development expenses was primarily attributable to:
•an increase of $4.1 million in external development expenses, which primarily related to increases of $2.4 million in clinical trial expenses and $2.1 million in preclinical expenses, partially offset by a decrease of $0.3 million in digital expenses and $0.1 million in drug development expenses;
•an increase of $3.0 million in personnel expenses, as a result of hiring additional personnel in our research and development departments to support the expansion of our digital, preclinical and clinical teams;
•an increase of $0.8 million in non-cash share-based compensation expense due to increased staffing levels year over year and equity awards granted to our chief executive officer in August 2022; and
•a decrease of $0.3 million in other expenses, which was primarily related to consulting fees.
We expect research and development expenses to continue to increase substantially in the near future, consistent with our plan to continue to advance our Phase 3 program for COMP360 psilocybin treatment in TRD in 2023.

General and Administrative
The following table summarizes our general and administrative expenses for the six months ended June 30, 2023, and 2022 (in thousands):

	Six months ended June 30,
	2023	2022	Change
Personnel expenses	$10,014	$7,262	$2,752
Non-cash share-based compensation expense	4,190	2,684	1,506
Legal and professional fees	5,451	6,422	(971)
Facilities and other expenses	5,944	5,026	918
Total general and administrative expenses	$25,599	$21,394	$4,205
General and administrative expenses increased by $4.2 million to $25.6 million for the six months ended June 30, 2023 from $21.4 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $2.8 million in personnel expenses, primarily due to an increase in staffing levels related to the hiring of additional personnel in general, administrative and commercial departments to support our growth initiatives;
•an increase of $1.5 million in non-cash share-based compensation expense due to increased staffing levels year over year, and equity awards granted to our chief executive officer in August 2022;
•a decrease of $1.0 million in professional fees, primarily related to a decrease in accounting fees partially offset by increases in legal and advisory fees; and
•an increase of $0.9 million in facilities and other expenses, primarily attributable to an increase of $0.7 million in expenses associated with our Centers of Excellence, an increase of $0.6 million in subscription and membership expenses, partially offset by a decrease of $0.4 million in company insurance expenses
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development growth initiatives.
Other Income, Net
Other income, net
Other income, net was $1.3 million for the six months ended June 30, 2023 and $0.4 million for the six months ended June 30, 2022. The increase in other income primarily related to increased interest income as a result of higher interest rates on cash deposits.
Foreign exchange gains
Foreign exchange gains increased by $0.8 million to a gain of $4.1 million for the six months ended June 30, 2023 from a gain of $3.3 million for the six months ended June 30, 2022, primarily related to the translation of intercompany balances as a result of a change in functional currency. As our operating model and business develops we will continue to monitor and assess our legal entity structure, the predominant currency of our future cash outflows and the continuing impact of foreign exchange rates on our results of operations.
Benefit from Research and Development Tax Credit
During the six months ended June 30, 2023 and 2022, we recognized an R&D tax credit in the UK as a benefit within other income, net of $6.4 million and $7.0 million, respectively. The tax credit receivable decreased by $0.6 million in 2023 compared to 2022 due to a reduction in the R&D tax relief rates. Up until April 1, 2023, the rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out. From that point, the rates reduced to 18.6% and 12.1%, respectively.
Income tax expense
The income tax expense was $0.3 million for the six months ended June 30, 2023 and $0.2 million for the six months ended June 30, 2022. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.

Results of Operations
Comparison For The Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022	Change
OPERATING EXPENSES:
Research and development	$19,818	$15,920	$3,898
General and administrative	12,846	11,336	1,510
Total operating expenses	32,664	27,256	5,408
LOSS FROM OPERATIONS	(32,664)	(27,256)	(5,408)
OTHER INCOME, NET:
Other income, net	627	240	387
Foreign exchange gains	1,376	1,958	(582)
Benefit from R&D tax credit	2,520	4,077	(1,557)
Total other income, net	4,523	6,275	(1,752)
Loss before income taxes	(28,141)	(20,981)	(7,160)
Income tax expense	(194)	(56)	(138)
Net loss	$(28,335)	$(21,037)	$(7,298)

Research and Development
The table below summarizes our research and development expenses incurred for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022	Change
Development expenses	$10,416	$7,678	$2,738
Personnel expenses	5,693	3,922	1,771
Non-cash share-based compensation expense	2,198	1,830	368
Other expenses	1,511	2,490	(979)
Total research and development expenses	$19,818	$15,920	$3,898

Research and development expenses increased by $3.9 million to $19.8 million for the three months ended June 30, 2023, from $15.9 million for the three months ended June 30, 2022. The increase in research and development expenses was primarily attributable to:
•an increase of $2.7 million in external development expenses, which primarily related to increases of $1.7 million in clinical trial expenses and $1.3 million in preclinical expenses, partially offset by decreases of $0.1 million each in digital, drug development and therapist training expenses;
•an increase of $1.8 million in personnel expenses, as a result of hiring additional personnel in our research and development departments to support the expansion of our digital, preclinical and clinical teams;
•an increase of $0.4 million in non-cash share-based compensation expense due to increased staffing levels year over year and equity awards granted to our chief executive officer in August 2022; and
•a decrease of $1.0 million in other expenses, which was primarily related to lower consulting fees.
We expect research and development expenses to continue to increase substantially in the near future, consistent with our plan to continue to advance our Phase 3 program for COMP360 psilocybin treatment in TRD in 2023.

General and Administrative
The following table summarizes our general and administrative expenses for the three months ended June 30, 2023, and 2022 (in thousands):

	Three months ended June 30,
	2023	2022	Change
Personnel expenses	$4,299	$3,779	$520
Non-cash share-based compensation expense	2,363	1,348	1,015
Legal and professional fees	3,259	3,328	(69)
Facilities and other expenses	2,925	2,881	44
Total general and administrative expenses	$12,846	$11,336	$1,510
General and administrative expenses increased by $1.5 million to $12.9 million for the three months ended June 30, 2023 from $11.3 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $0.5 million in personnel expenses, primarily due to an increase in staffing levels related to the hiring of additional personnel in general, administrative and commercial departments to support our growth initiatives;
•an increase of $1.0 million in non-cash share-based compensation expense due to increased staffing levels year over year, and equity awards granted to our chief executive officer in August 2022;
•a decrease of $0.1 million in legal and professional fees, primarily related to a decrease in accounting fees; and
•an increase of less than $0.1 million in facilities and other expenses, primarily attributable to an increase in expenses associated with our Centers of Excellence
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development growth initiatives.
Other Income, Net
Other income, net
Other income, net was $0.6 million for the three months ended June 30, 2023 and $0.2 million for the three months ended June 30, 2022. The increase in other income primarily related to increased interest income as a result of higher interest rates on cash deposits.
Foreign exchange gains
Foreign exchange gains decreased by $0.6 million to a gain of $1.4 million for the three months ended June 30, 2023 from a gain of $2.0 million for the three months ended June 30, 2022, primarily related to the translation of intercompany balances as a result of a change in functional currency. As our operating model and business develops, we will continue to monitor and assess our legal entity structure, the predominant currency of our future cash outflows and the continuing impact of foreign exchange rates on our results of operations.
Benefit from Research and Development Tax Credit
During the three months ended June 30, 2023 and 2022, we recognized an R&D tax credit in the UK as a benefit within other income, net of $2.1 million and $4.1 million, respectively. The tax credit receivable decreased by $2.0 million in 2023 compared to 2022 due to a reduction in the R&D tax relief rates. Up until April 1, 2023, the rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out. From that point, the rates reduced to 18.6% and 12.1%, respectively.
Income tax expense
The income tax expense was less than $0.1 million for the three months ended June 30, 2023 and $0.1 million for the three months ended June 30, 2022. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.

Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes and ADSs in our IPO and our Follow-On Offering. Through June 30, 2023, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million in net proceeds from sales of ADSs through our IPO, $154.8 million in net proceeds from our Follow-On Offering and through June 30, 2023 we sold 2,982,038 ADSs, resulting in $28.6 million in net proceeds under our ATM facility. On June 30, 2023, we entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of (i) a term loan of $30.0 million, which was funded on June 30, 2023, (ii) subject to our achievement of certain performance milestones and available until December 15, 2024, an additional term loan of $10.0 million, and (iii) subject to the approval of Hercules’ investment committee in its sole discretion, and available during the interest-only period, as described in the Loan Agreement, an additional term loan of $10.0 million. The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on January 1, 2024, of which the initial commencement date is subject to adjustment if certain performance milestones are met. If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. We believe our existing cash and cash equivalents of $148.2 million at June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(52,536)	$(41,128)
Net cash used in investing activities	(46)	(494)
Net cash provided by financing activities	57,008	402
Effect of exchange rate changes on cash, cash equivalents and restricted cash	678	(24,846)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,104	$(66,066)
Net Cash Used in Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $52.5 million, primarily resulting from our net loss of $52.5 million in addition to a non-cash gain on foreign currency remeasurement of $2.2 million, offset by a non-cash share-based compensation expenses of $8.6 million, depreciation and amortization of $0.2 million, and non-cash lease expenses of $1.0 million. The net loss was also adjusted by $7.6 million related to changes in components of working capital, including a $4.7 million decrease in prepaid expenses and other current assets which primarily related to the reclassification of certain prepaid research and development expenses to non-current assets and a $7.1 million increase in non-current assets, in addition to a $2.9 million increase in accounts payable which primarily relates to research and development invoices in the quarter, a $1.0 million increase in accrued expenses and other liabilities due to increased accrued compensation and benefit expenses, a $1.0 million increase in operating lease liabilities and a decrease in deferred and prepaid tax assets of $0.3 million.
During the six months ended June 30, 2022, net cash used in operating activities was $41.1 million, primarily resulting from our net loss of $42.2 million offset by a non-cash loss on foreign currency remeasurement of $2.2 million, non-cash share-based compensation expenses of $6.3 million, depreciation and amortization of $0.1 million, and non-cash lease expenses of $1.1 million. The net loss was also adjusted by $8.6 million related to changes in components of working capital, including a $5.5 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $0.4 million increase in other assets related to a rental deposit receivable in respect of our previous London office in addition to increased implementation expenses, a $0.8 million decrease in accounts payable and accrued expenses primarily related to payment of bonuses and accrued clinical trial expenses at year end, a $1.0 million decrease in operating lease liabilities and a decrease in deferred and prepaid tax assets of under $0.9 million.

Net Cash Used in Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was less than $0.1 million, primarily attributable to our purchases of property and equipment, which largely consisted of lab and office equipment. During the six months ended June 30, 2022, net cash used in investing activities was $0.5 million.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $57.0 million primarily related to proceeds from the issuance of ordinary shares through our ATM facility of $28.1 million, net proceeds from issuance of long term debt of $29.6 million and $0.2 million proceeds from issuance of shares under the employee share purchase plan. The net cash provided was offset against $0.8 million payment of issuance cost of long term debt and $0.1 million in relation to tax withholding on stock awards in 2023, compared to $0.4 million during the six months ended June 30, 2022, primarily related to the proceeds from exercise of options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
As discussed in Note 2, on January 1, 2023, we and our wholly owned subsidiary, COMPASS Pathfinder Holdings Limited, adopted the U.S. dollar as our functional currency.
During the six months ended June 30, 2023 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange gain of $0.7 million primarily driven by an increase in GBP:USD exchange rates from period to period, resulting in an exchange gain on balances which are held in an entity with a Pound Sterling functional currency and translated to U.S. dollars, the reporting currency.
During the six months ended June 30, 2022 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange loss of $24.8 million, primarily driven a decrease in GBP:USD exchange rates from period to period, resulting in exchange losses on cash balances which were held in multiple entities with Pound Sterling functional currencies and translated to U.S. dollars, the reporting currency.
Funding Requirements

We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we advance our Phase 3 clinical program of COMP360 in TRD and continue to advance the preclinical activities, manufacturing and Phase 2 clinical trials of COMP360. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, audit, investor relations and other expenses. Our expenses will also increase as we:

•continue the clinical development of our investigational COMP360 psilocybin treatment in active clinical trial sites across Europe and North America, including costs associated with conducting our Phase 3 program in TRD;
•conduct Phase 2 studies evaluating the safety and tolerability of COMP360 psilocybin treatment in patients suffering with anorexia nervosa and PTSD;
•establish relationships with the network of public healthcare institutions and private clinics that will administer our investigational COMP360 psilocybin treatment, if approved;
•continue the training of qualified therapists, psychiatrists and other healthcare professionals to deliver our investigational COMP360 psilocybin treatment;
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
•incur additional legal, accounting and other expenses associated with operating as a public company listed in the United States; and
•work to accelerate research of emerging psychedelic treatments through our partnership with Sheppard Pratt.
We believe our existing cash of $148.2 million at June 30, 2023, will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
•the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our investigational COMP360 psilocybin treatment and future therapeutic candidates;

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
•selling and marketing activities undertaken in connection with the potential commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved, and costs involved in the creation of an effective sales and marketing organization;
•the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our investigational COMP360 psilocybin treatment and future therapeutic candidates, if approved;
•the impact of macroeconomic events, including fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the United States; and
•the costs of operating as a public company.
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
There have been no material changes in our significant accounting policies or critical accounting estimates during the first six months of 2023. For a complete discussion, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K.
Smaller Reporting Company Status
We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we may take advantage of certain of the scaled disclosures available to smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation and an exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures. As a smaller reporting company with annual revenues of less than $100.0 million and not an accelerated filer or a large accelerated filer, we are also not required to provide an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will be able to take advantage of these scaled disclosures and exemptions for so long as (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our most recent second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our most recent second fiscal quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk exposures that affect the disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Financial Position and Need for Additional Capital
We are a clinical-stage biotechnology company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $91.5 million for the year ended December 31, 2022 and we incurred total net losses of $52.5 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $313.7 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•conduct our Phase 3 program for our investigational COMP360 psilocybin treatment in TRD and continue the clinical development of our investigational COMP360 psilocybin treatment in other indications, including anorexia nervosa and PTSD;
•continue the training of therapists to deliver our investigational COMP360 psilocybin treatment in our Phase 3 program and clinical trials;
•service our outstanding indebtedness;
•continue to invest in funding investigator-initiated studies, or IISs, including the IIS co-sponsored by King’s Institute of Psychiatry, Psychology & Neuroscience (IoPPN) and South London and Maudsley NHS Foundation Trust that will use COMP360 psilocybin treatment to explore how psilocybin affects specific brain pathways in autistic adults;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any therapeutic candidates for which we may obtain regulatory approval, including COMP360;
•establish and expand the network of public healthcare institutions and private clinics that administer our investigational COMP360 psilocybin treatment in conjunction with psychological support as part of our clinical trials;

•advance our commercialization strategy in North America and Europe, including using digital technologies to enhance our proposed therapeutic offering;
•research additional indications for our investigational COMP360 psilocybin treatment and discover and develop any future therapeutic candidates;
•continue to invest in the development of prodrug candidates and psychedelic compounds that could be developed into investigational treatments;
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
To date we have funded our operations through private placements of equity and convertible notes and, since our initial public offering, or IPO, in 2020, through public equity offerings and debt financing. To become and remain profitable, we will need to continue developing and eventually commercialize treatments that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing our Phase 3 clinical program of COMP360 in TRD and other clinical trials of COMP360 or any future therapeutic candidates, training a sufficient number of qualified therapists to deliver our investigational COMP360 psilocybin treatment, using digital technologies and solutions to enhance our therapeutic offering, establishing and/or collaborating with providers to develop additional “Centers of Excellence” where we can conduct trainings for therapists, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin treatment and any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if COMP360 psilocybin treatment or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
Because of the numerous risks and uncertainties associated with therapeutic development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, the MHRA, or other comparable foreign authorities to perform studies in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, our expenses could increase beyond our current expectations and revenue could be further delayed.
Even if we or any future collaborators do generate sales, we may never achieve, sustain or increase profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our ADSs and could impair our ability to raise capital, repay our outstanding indebtedness, expand our business, diversify our therapeutic offerings or continue our operations. If we continue to suffer losses, investors may not receive any return on their investment and may lose their entire investment.
We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves.
We expect to require substantial additional funding in the future to sufficiently finance our operations and advance development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. We expect that our cash and cash equivalents of $148.2 million as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of our Phase 3 clinical program for our current investigational COMP360 psilocybin treatment program for TRD, our Phase 2 studies in anorexia nervosa and PTSD, and our preclinical activities and clinical trials for future indications or any future therapeutic candidates;
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
•the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our investigational COMP360 psilocybin treatment and any future therapeutic candidates, including increasing personnel costs;

•the costs of developing sales and marketing capabilities to target public and private healthcare providers and clinic networks in major markets;
•the costs of training and certifying therapists to administer our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
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
•selling and marketing activities undertaken in connection with the potential commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved, and costs involved in the creation of an effective sales and marketing organization;
•the amount of revenue, if any, we may derive either directly or in the form of royalty, milestone or other payments from future sales of our investigational COMP360 psilocybin treatment and any future therapeutic candidates, if approved; and
•the costs of operating as a public company.
Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, bank failures in early 2023 and related turmoil in the banking system, lower prices for many securities and concerns about potential recessionary factors may affect our ability to raise additional funding through sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the risk of economic slowdown or recession in the United States or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our ADSs, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain a minimum cash balance of $22.5 million and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to COMP360 or any future therapeutics candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.

In addition, heightened regulatory scrutiny could have a negative impact on our ability to raise capital. Our business activities rely on developing laws and regulations in multiple jurisdictions. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding our investigational COMP360 psilocybin treatment or any future therapeutic candidates may adversely affect our business and operations, including without limitation, our ability to raise additional capital.
Adverse developments in the banking system and financial services industry, including the failure or concerns regarding the failure of banks and financial institutions, could have an adverse effect on our ability to raise additional capital and our operations and financial results.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the Federal Deposit Insurance Corporation was appointed as receiver of Silicon Valley Bank and Signature Bank in March 2023 and as receiver of First Republic Bank prior to its acquisition by JPMorgan in May 2023. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused instability in the market prices of bank stocks. The closure of financial institutions, even if such financial institutions are unrelated to our business, may result in declines in the price of our stock.
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
Although we continue to assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. The results of events or concerns that involve one or more of these factors, or other general impacts on the financial markets or financial services industry generally, could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
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
We were formed in 2016 and to date, we have invested most of our resources in developing our investigational COMP360 psilocybin treatment, building our intellectual property portfolio, conducting business planning, raising capital and providing administrative support for these operations. Although we are conducting our first Phase 3 clinical program for our COMP360 psilocybin treatment for TRD, we have not yet demonstrated an ability to successfully complete such later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful product commercialization or obtain reimbursement in the countries of sale.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. If we receive regulatory approval for our COMP360 psilocybin treatment or any future product candidate, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain a minimum cash balance of $22.5 million and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.

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
We may not satisfy the milestones or conditions set forth in our Loan Agreement with Hercules in order to draw down additional funding on our term loan facility.
The second tranche of term loans under our Loan Agreement with Hercules, in an amount up to $10.0 million, may only be drawn, subject to the achievement of specified performance milestones related to satisfaction of the protocol specified primary endpoint from our phase 3 COMP 005 clinical trial and the satisfaction of customary conditions. The second tranche is only available through the earlier of: (a) 30 days following achievement of certain performance milestones and (b) December 15, 2024. The third tranche of term loans under Loan Agreement, in an amount up to $10.0 million, is available solely at the lender’s discretion and is only available during the interest-only period. If these milestones and conditions are met, each of the remaining tranches may be borrowed in up to two drawings of a minimum of $5.0 million each. Without the achievement of the required clinical milestones and satisfaction of certain customary conditions, we will not be eligible to draw additional funds under the second tranche. If we do not receive approval from Hercules’ investment committee, which is beyond our control, we will not be eligible to draw funds under the final remaining tranche under our Loan Agreement and will not realize the full benefits of our Loan Agreement. If we are unable to draw down additional funding under the terms of the Loan Agreement, our business, financial condition and results of operation may be harmed and we may be required to seek out alternative financing sources which may have less favorable terms.

Our operating activities may be restricted as a result of covenants related to our Loan Agreement, which could have a materially adverse effect on our business, financial condition and results of operation.
On June 30, 2023, we entered into a Loan Agreement with Hercules for an aggregate principal amount of up to $50.0 million, of which the first tranche of $30.0 million was funded at closing. Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. These covenants may adversely affect our ability to raise funds or enter into license agreements or strategic transactions in the future. For example, if we were to seek additional sources of debt financing in the future and indebtedness under the Loan Agreement is outstanding, we would be required to seek the consent of Hercules in order to raise such additional funds. Additionally, there is a financial covenant requiring us to maintain at least $22.5 million of cash in accounts subject to a control agreement in favor of Hercules during the period commencing on January 1, 2024 (which initial commencement date is subject to adjustment if certain performance milestones are met) and at all times thereafter, provided that if we have achieved certain performance milestones, the minimum cash covenant shall not apply on any day that our market capitalization is at least $750.0 million measured on a consecutive 15-calendar day period immediately prior to such date of measurement and tested on a daily basis. We need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Our business may be adversely affected by these restrictions on our ability to operate our business, financial condition and results of operations.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due and our payment obligations may be accelerated upon an event of default.
Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the state of the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Failure to satisfy our current and future debt obligations under our Loan Agreement could result in an event of default. Additionally, we may be required to repay the outstanding indebtedness under our Loan Agreement if an event of default occurs under the Loan Agreement. Under the Loan Agreement, an event of default will occur if, among other things: we fail to make payments under the Loan Agreement; we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches; the lender determines that a material adverse effect has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; or we are unable to pay our debts as they become due. As a result of the occurrence of an event of default, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under our Loan Agreement, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events. In addition, the Loan Agreement includes customary affirmative and negative covenants and other defaults or events of default, the occurrence and continuance of which provide Hercules with the right to demand immediate repayment of all principal and unpaid interest under the Loan Agreement, and to exercise remedies against us and the collateral securing the Loan Agreement. These defaults or events of default include, among other things, insolvency, liquidation, bankruptcy or similar events; failure to observe any covenant or secured obligation under the Loan Agreement, which failure, in most cases, is not cured within 10 days; occurrence of an event that could reasonably be expected to have a material adverse effect on our business, operations, properties, assets or financial condition; material misrepresentations; and certain money judgments being entered against us or any portion of our assets are attached or seized.

In the event of default, Hercules could accelerate all of the amounts due under the Loan Agreement. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise their rights to take possession and dispose of the collateral securing the Loan Agreement, which collateral includes substantially all of our property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Risks Related to Development, Clinical Testing and Commercialization of Our Investigational COMP360 Psilocybin Treatment and Any Future Therapeutic Candidates
We are dependent on the successful development of our investigational COMP360 psilocybin treatment. We cannot give any assurance that COMP360 will successfully complete clinical trials or receive regulatory approval, which is necessary before it can be commercialized.
We currently have no treatments that are approved for commercial sale and may never be able to develop marketable treatments. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our investigational COMP360 psilocybin treatment, which is currently our only therapeutic candidate in clinical development. Accordingly, our business currently depends on the successful regulatory approval of COMP360 and the commercialization of our investigational COMP360 psilocybin treatment. We cannot be certain that COMP360 will receive regulatory approval or that our COMP360 psilocybin treatment will be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of our investigational COMP360 psilocybin treatment, or if COMP360 does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of psilocybin is, and will remain, subject to comprehensive regulation by the FDA, the DEA, the EMA, the MHRA and comparable foreign regulatory authorities. Failure to obtain regulatory approval in the United States, Europe or other jurisdictions will prevent us from commercializing and marketing our investigational COMP360 psilocybin treatment in such jurisdictions.
Even if we were to successfully obtain approval from the FDA, the EMA, the MHRA and foreign regulatory authorities for COMP360, any approval might contain significant limitations related to use, as well as restrictions for specified age groups, warnings, precautions or contraindications. Furthermore, even if we obtain regulatory approval for COMP360, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize including securing availability of third-party therapy sites for the appropriate administration of our investigational COMP360 psilocybin treatment, secure adequate manufacturing, train and secure access to qualified therapists, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize our investigational COMP360 psilocybin treatment, we may not be able to generate sufficient revenue to continue our business.
The success of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will depend on several factors, including the following:
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
•recruiting, training and certifying therapists to administer our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
•entry into collaborations to further the development of our investigational COMP360 psilocybin treatment and any future therapeutic candidates;
•obtaining and maintaining and defending patent and trade secret protection and/or regulatory exclusivity for COMP360 and any future therapeutic candidates;
•successfully launching commercial sales of our investigational COMP360 psilocybin treatment and any future therapeutic candidates, if approved;
•acceptance of COMP360 and any future therapeutic candidates’ benefits and uses, if approved, by patients, the medical community and third-party payors;
•maintaining a continued acceptable safety profile of COMP360 and any future therapeutic candidates;

•effectively competing, including with respect to cost, with companies developing and commercializing other treatments in the indications which our investigational COMP360 psilocybin treatment targets;
•obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
•maintaining the strength of our reputation; and
•complying with laws and regulations, including laws applicable to controlled substances, data privacy, and pre-commercial activities.
If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates we develop, which would materially harm our business. If we do not receive marketing approvals for COMP360 and any future therapeutic candidates, we may not be able to continue our operations.
COMP360 psilocybin treatment is, and any future therapeutic candidates we may develop in the future may be, subject to controlled substance laws and regulations in the territories where the product will be marketed, such as the United States, the UK and the rest of Europe, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. In addition, during the review process of COMP360 psilocybin treatment, and prior to approval, the FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential. This may delay approval and any potential rescheduling process.
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
If approved by the FDA, and if the finished dosage form of COMP360 is listed by the DEA as a Schedule II, III, or IV controlled substance, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take significantly longer than the 90-day deadline set forth in the CSA, thereby delaying the launch of our investigational COMP360 psilocybin treatment in the United States. Furthermore, the FDA, DEA, or any foreign regulatory authority could require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of our investigational COMP360 psilocybin treatment and any future therapeutic candidates containing controlled substances. In addition, therapeutic candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:
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
•Clinical trials. Because our investigational COMP360 psilocybin treatment contains psilocybin, to conduct clinical trials with COMP360 in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense COMP360 and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. We do not currently conduct any manufacturing or repackaging/relabeling of either COMP360 or its active ingredients (i.e., psilocybin) in the United States. COMP360 is imported in its fully-finished, packaged and labeled dosage form.
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
COMP360 contains controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational treatments using psilocybin may negatively influence the success of these treatments.
Treatments containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, COMP360 and any future therapeutic candidates we may develop. Opponents of these treatments may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these treatments. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from psilocybin misuse may adversely affect the commercial success or market penetration achievable by our investigational COMP360 psilocybin treatment. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
If COMP360 or any future therapeutic candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of the safety and quality of our treatments. We may face limited adoption if third-party therapy sites, therapists, and patients are unwilling to try such a novel treatment. There has been a history of negative media coverage regarding psychedelic substances, including psilocybin, which may affect the public’s perception of our treatments. In addition, psilocybin elicits intense psychological experiences, and this could deter patients from choosing this course of treatment. We could be adversely affected if we were subject to negative publicity or if any of our treatments or any similar treatments distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perception, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our treatments or any similar treatments distributed by other companies could have a material adverse impact on our business, prospects, financial condition and results of operations.
Future adverse events in research into depression and mental health diseases on which we focus our research efforts, or the pharmaceutical industry more generally, could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our treatments. Any increased scrutiny could delay or increase the costs of obtaining regulatory approval for COMP360 or any future therapeutic candidates.

Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of COMP360 or any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates on a timely basis or at all, which will adversely affect our business.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.
We may experience delays in completing our Phase 3 clinical program of COMP360 psilocybin treatment in TRD, completing our ongoing Phase 2 clinical trials in anorexia nervosa and PTSD and initiating or completing additional clinical trials. For example, we have experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa and as a result, we no longer expect to have data from this trial available in 2023, as we had originally expected. To address these challenges, we amended the trial protocol and adjusted our procedures. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including:
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
•adding new clinical trial sites;
•availability of adequately trained therapists and appropriate third-party clinical trial sites for the administration of COMP360 psilocybin treatment in our Phase 3 program and other clinical trials, including preparation, psilocybin administration and integration of the therapeutic experience;
•sufficiency of any supporting digital services that may form part of the preparation, integration or long-term follow-up relating to any drug we develop;
•failure to contract for the manufacture of sufficient quantities of the underlying therapeutic substance for use in clinical trials in a timely manner;

•third-party actions claiming infringement by our investigational COMP360 psilocybin treatment or any future therapeutic candidates in clinical trials and obtaining injunctions interfering with our progress;
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
We could encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee, or DRC, or Data Safety Monitoring Board for such trial or by the FDA, the EMA, the MHRA or other regulatory authorities or if the DEA registration of an investigator or site conducting the clinical trial is revoked. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA, the MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including any SUSARs or SAEs which have in the past or may in the future occur in our trials or any IISs or other studies using COMP360 and those relating to the class to which COMP360 or any future therapeutic candidates belong, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, on June 18, 2018, the FDA placed COMP360 on clinical hold after it reviewed our initial IND submission, citing the need for additional information regarding the structure of the psilocybin sessions, study personnel, and criteria for discharge. We submitted responsive information to our IND, and the FDA removed the clinical hold on August 8, 2018. If we experience delays in the completion of, or termination of, any clinical trial of COMP360 or any future therapeutic candidates, the commercial prospects of our investigational COMP360 psilocybin treatment or any future therapeutic candidates will be harmed, and our ability to generate revenue from any such therapeutic candidates will be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down COMP360 or any future therapeutic candidate development and approval process and jeopardize our ability to commence sales and generate revenue. Moreover, if we make changes to COMP360 or any future therapeutic candidates, we may need to conduct additional studies to bridge such modified therapeutic candidates to earlier versions, which could delay our clinical development plan or marketing approval for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Significant clinical trial delays could also allow our competitors to bring treatments to market before we do or shorten any periods during which we have the exclusive right to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and impair our ability to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and may harm our business and results of operations.

Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates or result in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates being stopped early.
Our clinical trials may fail to demonstrate substantial evidence of the safety and effectiveness of COMP360 or any future product candidates that we may identify and pursue, which would prevent, delay or limit the scope of regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of our investigational COMP360 psilocybin treatment or future therapeutic candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that the applicable therapeutic candidate is both safe and effective for use in each target indication. A therapeutic candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process, including during phase 3 pivotal trials, and, because our investigational COMP360 psilocybin treatment is in our only product in clinical development, there is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in managing late-stage clinical trials; our phase 3 pivotal trials for COMP360 in TRD represent our first pivotal trials and we may not able to successfully execute our phase 3 pivotal trials.

We cannot be certain that our phase 3 pivotal trials for COMP360 in TRD, our ongoing phase 2 trials or any other future clinical trials will be successful. Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our investigational COMP360 psilocybin treatment. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of COMP360, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with COMP360, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of COMP360 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Even if our clinical trials are successfully completed, preclinical and clinical data are often susceptible to varying interpretations and analyses and we cannot guarantee that the FDA, the EMA or comparable foreign regulatory authorities will interpret the results as we do, or agree that our clinical trials have been appropriately designed or powered to demonstrate the safety and efficacy of COMP360. Accordingly, more trials could be required before we submit COMP360 for approval. To the extent that the results of the trials are not satisfactory to the FDA, the EMA or comparable foreign regulatory authorities for support of a marketing application, approval of COMP360 may be significantly delayed, or we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of COMP360. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. Due to the inherent risk in the development of therapeutic substances, there is a significant likelihood that COMP360 and any future therapeutic candidates will not successfully complete development and receive approval. Many other companies that believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their product. If we do not receive regulatory approvals for COMP360 or future therapeutic candidates, we may not be able to continue our operations. Even if regulatory approval is secured for COMP360 or any future therapeutic candidate, the terms of such approval may limit the scope and use of a specific therapeutic candidate, which may also limit its commercial potential.

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
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions. For example, we cannot be certain of the impact on our therapeutic candidates of the draft legislation in the European Union related to pharmaceutical product development and marketing published by the European Commission in April, which, once approved, will replace the current European Union regulatory framework for medicines. We are conducting a Phase 3 clinical program for COMP360 in TRD. In the first quarter of 2023, we requested feedback from the FDA regarding certain protocol amendments for our Phase 3 clinical program and during the second quarter we received and reviewed the requested feedback regarding such protocol amendments. In June 2023, the FDA published draft guidance regarding the nonclinical, clinical and safety considerations, as well as abuse potential assessment and risk mitigation and public health considerations for conducting trials for psychedelics, such as psilocybin. We believe our Phase 3 clinical program reflects the key principles set forth in the draft guidance. We continue to conduct our Phase 3 clinical program in accordance with our previously announced study design. We have Breakthrough Therapy Designation and anticipate having on-going dialogue with FDA throughout the conduct of the Phase 3 trials. However, FDA may disagree with our study design or conduct, and may make recommendations or request changes in the design or conduct of our pivotal programs that may require us to conduct additional clinical trials or otherwise delay our Phase 3 clinical program or may impact the review process for our new drug application for COMP360. It is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
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
•we may be unable to demonstrate that our investigational COMP360 psilocybin treatment or any future therapeutic candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our investigational COMP360 psilocybin treatment or any future therapeutic candidates may not be sufficient to support the submission of an NDA or other submission, or to obtain regulatory approval in the United States or elsewhere;
•the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•the approval policies or regulations of the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•the potential risk of our novel treatment and delivery method, including the use of third-party clinical trial sites and therapists.
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

In addition, even if we were to obtain approval, regulatory or pricing authorities may approve COMP360 or any future therapeutic candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our treatments, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a therapeutic candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that therapeutic candidate. For example, esketamine, a drug targeting major depressive disorder, or MDD, is only available through a Risk Evaluation and Mitigation Strategy, or REMS, program, under the applicable FDA regulations and, as is required for antidepressants, has a black box warning for increased risk of suicidal thoughts and behaviors in pediatric and young adult patients. Any of the foregoing scenarios may have a negative impact on the commercial prospects for our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
Even if COMP360 or any future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any such therapeutic candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
If the FDA, the EMA, the MHRA or a comparable foreign regulatory authority approves COMP360 or any future therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the treatment and underlying drug substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and with good clinical practices, or GCPs, for any clinical trials that we conduct post-approval, as well as applicable product tracking and tracing requirements, all of which may result in significant expense and limit our ability to commercialize such treatments. Additionally, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Later discovery of previously unknown problems with any approved therapeutic candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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

In addition, any regulatory approvals that we receive for COMP360 or any future therapeutic candidates may also be subject to limitations on the approved indicated uses for which our COMP360 psilocybin treatment may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of such therapeutic candidates. For instance, we believe that COMP360, if approved, would be subject to a REMS program, under the applicable FDA regulations. REMS programs are costly and time-consuming for providers to comply with, involving high administrative burden, which could delay or limit our ability to commercialize our investigational COMP360 psilocybin treatment.
If there are changes in the application of legislation, regulations or regulatory policies, or if problems are discovered with our investigational COMP360 psilocybin treatment or our manufacture of an underlying therapeutic substance, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include imposing fines on us, imposing restrictions on the therapeutic or its manufacture and requiring us to recall or remove the therapeutic from the market. The regulators could also suspend or withdraw our marketing authorizations, requiring us to conduct additional clinical trials, change our therapeutic labeling or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such COMP360 psilocybin treatment may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.
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
Undesirable side effects that may be caused by COMP360 or any future therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials or result in clinical holds and could result in a more restrictive label, a requirement that we implement a REMS plan to ensure that the benefits of the treatment outweigh its risks, or the delay or denial of regulatory approval by the FDA, the EMA, the MHRA or other comparable foreign authorities. We or regulatory authorities may also learn of and take similar actions based on side effects related to COMP360 or compounds similar to COMP360 or any future therapeutic candidates in studies not conducted by us, including in IISs or studies conducted by other sponsors, from spontaneous reports of use of psilocybin outside of the clinical trial setting or from safety reports in literature.
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
Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Even if we receive regulatory approval for COMP360 or any future therapeutic candidates, we will have tested them in only a limited number of patients during our clinical trials. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the treatment used to determine whether, on a potentially statistically significant basis, the target safety and efficacy profile of any such therapeutic candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of COMP360 or any future therapeutic candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to such therapeutic candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. If our applications for marketing are approved and more patients begin to use our COMP360 psilocybin treatment, new risks and side effects associated with our treatments may be discovered. There have been other products and treatments that have been approved by the regulatory authorities but for which safety concerns have been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of treatments from the market, and our investigational COMP360 psilocybin treatment and any future therapeutic candidates may be subject to similar risks. We might have to withdraw or recall our investigational COMP360 psilocybin treatment and any future therapeutic candidates from the marketplace. We may also experience a significant drop in the potential future sales of our investigational COMP360 psilocybin treatment or any future therapeutic candidates if and when regulatory approvals for such treatment are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved therapeutic candidates, if any, or substantially increase the costs and expenses of commercializing and marketing our investigational COMP360 psilocybin treatment and any future therapeutic candidates.
Additionally, if our investigational COMP360 psilocybin treatment or any future therapeutic candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such therapeutic candidates, a number of potentially significant negative consequences could result, including the following:
•regulatory authorities may withdraw approvals of such treatments and require us to take our approved therapeutic candidates, if any, off the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS plan to ensure that the benefits of the therapeutic candidate outweigh its risks;
•we may be required to change the way the COMP360 psilocybin treatment is administered, conduct additional clinical trials or change the labeling of the therapeutic candidate;
•we may be subject to limitations on how we may promote the therapeutic candidate;
•sales of the COMP360 psilocybin treatment may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of the affected therapeutic candidate or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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
Seeking foreign regulatory approval could result in difficulties and costs and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our investigational COMP360 psilocybin treatment and any future therapeutic candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA, EMA or MHRA approval. We do not have any therapeutic candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets for COMP360 or any future therapeutic candidates. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will be harmed.
The results of preclinical studies and early-stage clinical trials of our investigational COMP360 psilocybin treatment or any future therapeutic candidates may not be predictive of the results of later stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.
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
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. For example, the population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions to impact the effectiveness of our investigational COMP360 psilocybin treatment which may cause the percentage of patients, if any, that go into remission to fluctuate. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin treatment. In addition, certain diseases or conditions that we decide to target may present increased or unique challenges in clinical development. For example, drug development for anorexia nervosa is not well understood, and we have experienced challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. We have learned from our experience and we are making amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. These amendments may delay our clinical development, increase our costs and may not be acceptable to regulatory authorities or IRBs. Moreover, these increased or unique challenges could ultimately impact our ability to seek and obtain regulatory approval in these conditions.

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
•clinicians’ and patients’ perceptions of the potential advantages of the drug being studied in relation to other available treatments, including any new treatments that may be approved for the indications we are investigating; and
•our ability to obtain and maintain patient informed consents.
Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.
In addition, any negative results we may report in clinical trials of COMP360 or any future therapeutic candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial of COMP360 or any future therapeutic candidates will likely increase our costs, slow down COMP360 approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP 360 psilocybin treatment and generate revenue. We have experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. To address these challenges, we are making amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. Even with these protocol amendments, we may experience challenges recruiting participants for our anorexia nervosa study. As a result of these challenges, we no longer expect to have data from this trial available in 2023, as we had originally expected. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates.

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions which may in the future be impacted by pandemics or public health crises. For example, in the past, enrollment in our trials was adversely affected as a result of the COVID-19 pandemic due to limited availability of participants, the inability of patients, therapists or physicians to participate in our trials, interruptions in supply chains and delays with regulators and other similar bodies. The conduct of our trials may continue to be adversely affected by future public health crises or pandemics, despite efforts to mitigate this impact.
We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our treatments on our own or with suitable collaborators.
While we are currently assembling a sales and marketing infrastructure, we have limited organizational experience in the sale or marketing of therapeutic candidates. To achieve commercial success for any approved treatment, we must develop or acquire a sales and marketing organization, outsource these functions to third parties or enter into partnerships.
If our investigational COMP360 psilocybin treatment is approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America and in the EU. In select geographies, we might also consider relying on the support of a Contract Sales Organization, or CSO, or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our treatments effectively or to market our treatments effectively since we have limited organizational experience in the sales and marketing of therapeutic substances. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any therapeutic launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our treatments on our own include:
•our inability to train an adequate number of therapists to meet the demand for COMP360 psilocybin treatment;
•the ability of our therapists to perform their roles consistently with our training and our guidelines for the administration of our investigational COMP360 psilocybin treatment;
•our inability to recruit, train and retain effective market access and commercial personnel;
•the inability of commercial personnel to obtain access to or educate adequate numbers of physicians on the benefits of prescribing any future treatments;
•our inability to identify a sufficient number of treatment centers in third-party therapy sites to meet the demands of our treatments;
•the lack of complementary treatments to be offered by our commercial personnel, which may put us at a competitive disadvantage relative to companies with more extensive therapeutic lines;
•unforeseen costs and expenses associated with creating an independent market access and commercial organization; and

•costs of market access and commercialization above those anticipated by us.
If we enter into arrangements with third parties to perform market access and commercial services for any approved treatments, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any treatments that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved treatments outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our treatments or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. We may not be successful in entering into arrangements with third parties to commercialize our treatments or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our treatments effectively, to set up a sufficient number of treatment centers in third-party therapy sites, or to recruit, train and retain adequate number of therapists to administer our treatments. In addition, we are exploring ways in which we can use digital technology to improve the patient experience and therapeutic outcomes of our treatments. Commercialization partners may lack incentives to promote our digital technology and we may face difficulties in implementing our digital technologies in third-party therapy sites through such third parties.
If we do not establish commercial capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our treatments, which in turn would have a material adverse effect on our business, prospects, financial condition and results of operations.
The future commercial success of our investigational COMP360 psilocybin treatment or any future therapeutic candidates will depend on the degree of market access and acceptance of our potential treatments among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large.
We may never have a product that is commercially successful. To date, we have no product authorized for marketing. Our investigational COMP360 psilocybin treatment requires further clinical investigation, regulatory review, significant market access and marketing efforts and substantial investment before it can produce any revenue. Furthermore, if approved, our COMP360 psilocybin treatment may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and historical media coverage of psychedelic substances, including psilocybin. Because of this history, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our investigational COMP360 psilocybin treatment may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable.

Market acceptance of our future treatments by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:
•acceptance by healthcare professionals, patients and healthcare payors of each treatment as safe, effective and cost-effective;
•changes in the standard of care for the targeted indications for any therapeutic candidate;
•the strength of sales, marketing and distribution support;
•potential product liability claims;
•the therapeutic candidate’s relative convenience, ease of use, ease of administration and other perceived advantages over alternative treatments;
•the prevalence and severity of adverse events or publicity;

•limitations, precautions or warnings listed in the summary of therapeutic characteristics, patient information leaflet, package labeling or instructions for use;
•the cost of treatment with COMP360 in relation to alternative treatments;
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
•the willingness of the target patient population to try, and of healthcare professionals to prescribe, our COMP360 psilocybin treatment;
•any potential unfavorable publicity, including negative publicity associated with recreational or professional use or abuse of psilocybin or with adverse outcomes or side effects from the use of psilocybin such as unfavorable publicity related to use of psilocybin at Oregon state-licensed psilocybin service centers under the supervision of a state-licensed facilitator;

•any restrictions on the use, sale or distribution of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including through REMS;
•the extent to which treatments are approved for inclusion and reimbursed on formularies of hospitals and managed care organizations; and
•whether our treatments are designated under physician treatment guidelines or under reimbursement guidelines as a first-line, second-line, third-line or last-line treatment.
If our investigational COMP360 psilocybin treatment or any future therapeutic candidates fail to gain market access and acceptance, this will have a material adverse impact on our ability to generate revenue to provide a satisfactory, or any, return on our investments. Even if some treatments achieve market access and acceptance, the market may prove not to be large enough to allow us to generate significant revenue.
Our business and commercialization strategy depends on our ability to identify, qualify, prepare, certify and support third-party therapy sites to administer COMP360 psilocybin treatment. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed.
If we are able to commercialize our investigational COMP360 psilocybin treatment or future treatments, our success will be dependent upon our ability to identify, qualify, prepare, certify and support third-party therapy sites that offer and administer our treatments. Our commercial model of delivering our investigational COMP360 psilocybin treatment will also involve third-party therapists before, during and after the COMP360 psilocybin administration session, which will be hosted in one of the third-party therapy sites. We intend to commercialize our investigational COMP360 psilocybin treatment and any future therapeutic candidates by building close relationships with qualified third-party therapy sites where these therapists will administer our investigational COMP360 psilocybin treatment. Because we expect our COMP360 psilocybin treatment to be subject to a REMS program and because we intend to work only with third-party sites and providers who agree to adhere strictly to our treatment protocols, we may face limitations on the number of sites available to administer our investigational COMP360 psilocybin treatment. Any such limitations could make it impracticable or impossible for some potential patients to access our investigational COMP360 psilocybin treatment, if approved, which could limit the overall size of our potential patient population and harm our future results of operations. Although we plan to develop Centers of Excellence to train and certify such third-party therapy sites, conduct further research on and continuously improve our treatment protocol, we expect this to involve significant costs, time and resources, and our efforts may not be successful.

If we are unable to establish a sufficient network of third-party therapy sites certified under applicable standards, including regional, national, state or other applicable standards as needed to render psilocybin therapeutic services, including the certifications that such third-party therapy sites may require, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations and commercialization efforts. We expect the therapists to be employed by the third-party therapy sites where the therapists administer our treatments. Third-party therapy sites could, for a number of reasons, demand higher payments for our treatments or take other actions to increase their income from selling our treatments, which could result in higher costs for payors and for our patients to get access to our treatments. For example, legal regimes may have higher levels of licensure which force us to contract with third-party therapy sites that demand higher payment rates to provide psilocybin therapeutic services. In addition, third-party therapy sites may have difficulty meeting regulatory or accreditation requirements.
Given the novel nature of our treatment, third-party therapy sites may face additional financial and administrative burdens in order to deliver any approved treatment, including adhering to a REMS plan in the United States or a Risk Management Program, or RMP, in Europe. The process for a third-party therapy site to obtain a certificate under a REMS plan can be very costly and time-consuming, which could delay a third-party therapy site’s ability to provide our treatments and materially adversely affect our commercialization trajectory. Furthermore, third-party therapy sites will need to ensure that they have the necessary infrastructure and equipment in order to deliver our investigational COMP360 psilocybin treatment, such as adequate audio-visual equipment, ancillary equipment and sufficient treatment rooms. This may deter third-party therapy sites from providing our therapeutic candidate and reduce our ability to expand our network and generate revenue. Our ability to develop and maintain satisfactory relationships with third-party therapy sites may otherwise be negatively impacted by other factors not associated with our operations and, in some instances, outside of our direct or indirect control, such as negative perceptions regarding the therapeutic use of psilocybin, changes in Medicare and/or Medicaid or commercial payors reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and the providers. Reimbursement levels may be inadequate to cover third-party therapy sites’ costs of delivering our investigational COMP360 psilocybin treatment. The failure to maintain or to secure new cost-effective contracts with third-party therapy sites may result in a loss of or inability to grow our network of third-party therapy sites, patient base, higher costs to our patients and us, healthcare provider network disruptions and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.
We currently rely on qualified therapists working at third-party clinical trial sites to administer our investigational COMP360 psilocybin treatment in our clinical trials and we expect this to continue upon approval, if any, of COMP360 or any future therapeutic candidates. If third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed.
We currently administer our investigational COMP360 psilocybin treatment in our clinical trials through qualified third-party therapists working at third-party clinical trial sites. However, there are currently not enough trained therapists to carry out our investigational COMP360 psilocybin treatment at a commercial scale, and our efforts to facilitate training and certification programs for therapists, including through our planned Centers of Excellence, may be unsuccessful.
While we currently provide training to the therapists and expect to continue providing trainings in the future (either directly or indirectly through third-party providers), we do not currently employ the therapists who deliver our treatments to patients and do not intend to do so in the future. Such therapists are typically employed by the third-party therapy sites. If our investigational COMP360 psilocybin treatment or any future therapeutic candidates are approved for commercialization, third-party therapy sites may demand substantial financial resources from us to recruit and retain a team of qualified therapists to administer our investigational COMP360 psilocybin treatment or any future therapeutic candidates. If the third-party therapy sites fail to recruit, train and retain a sufficient number of therapists or if a competitor develops a similar product that is effective without the use of therapists, our ability to offer and administer our treatments will be greatly harmed, which may in turn reduce the market acceptance rate of our treatments or limit our ability to grow our business. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.

Although we currently provide training and expect to continue providing training to the therapists (directly or through third-party providers), we generally rely on qualified and certified third-party therapy sites to manage the therapists and monitor the administration of our treatments and ensure that the administration process of our treatments comply with our established protocols. However, if not properly managed and supervised, there is a risk that therapists may deviate from our training protocols, fail to follow the guidelines we have established, or abuse patients during psilocybin administration sessions. The therapists might also administer unauthorized treatments to patients using illegal psilocybin compounds in “underground” clinics. Such illegal activities would put the patients at risk and subject us to potential liabilities, litigations, regulatory proceedings and reputational harm. If this were to occur, we may face serious setbacks for our commercialization process and our financial condition and results of operations would be materially harmed.
Commercialization of our COMP360 psilocybin treatment or other therapeutic candidates is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.
There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with our affiliated providers and our Centers of Excellence violate laws prohibiting the corporate practice of medicine and certain other health professions. These laws generally prohibit the practice of medicine and certain other health professions by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the professional judgment of clinicians and other health care practitioners. The professions subject to corporate practice restrictions and the extent to which each jurisdiction considers particular actions or contractual relationships to constitute improper influence of professional judgment vary across jurisdictions and are subject to change and evolving interpretations by state boards of medicine and other health professions and enforcement agencies, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice laws will not further circumscribe our business operations. State corporate practice restrictions also often impose penalties on health professionals for aiding a corporate practice violation, which could discourage clinicians or other licensed professionals from participating in our network of providers or Centers of Excellence. Any difficulty securing clinicians to participate in our network could impair our ability to provide treatments and could have a material adverse effect on our business.
Corporate practice restrictions exist in some form, whether by statute, regulation, professional board or attorney general guidance, or case law, in at least 42 U.S. states, though the broad variation between jurisdictions with respect to the application and enforcement of the doctrine makes establishing an exact count difficult. Because of the prevalence of corporate practice restrictions on medicine, we contract for provider services and other services provided by the Centers for Excellence through various agreements, such as service agreements, rather than employ providers. We expect that these relationships will continue, but we cannot guarantee that they will. The arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. In addition, a material change in our relationship with providers, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide treatments and could have a material adverse effect on our business, financial condition and results of operations.
Changes in methods of therapeutic candidate manufacturing or formulation may result in additional costs or delay.
As therapeutic candidates are developed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way in an effort to optimize processes and results. Any of these changes could cause our investigational COMP360 psilocybin treatment or any future therapeutic candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of COMP360 or any future therapeutic candidates and jeopardize our ability to commence product sales and generate revenue.

Breakthrough Therapy designation by the FDA for COMP360 or any future therapeutic candidates may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our investigational COMP360 psilocybin treatment or any future therapeutic candidates will receive marketing approval.
We have received Breakthrough Therapy designation for COMP360 for the treatment of TRD and may seek it for any future therapeutic candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing treatments on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.
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
A key element of our business strategy involves setting up research facilities and innovation labs, which we refer to as Centers of Excellence, in key markets. We announced the establishment of our first Center of Excellence in collaboration with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics in Baltimore, Maryland, in January 2021. In March 2022, we announced a strategic collaboration with King’s College London and South London and Maudsley NHS Foundation Trust, or SLaM, to establish The Center for Mental Health Research and Innovation with an overarching goal of accelerating patient access to evidence-based innovation in mental health care by driving forward research in psychedelic treatments through, among other things, the development of working model psychedelic treatment clinics, therapist training programs, conducting clinical trials, and data analysis.

We intend to use these Centers of Excellence to gather evidence to optimize our therapy model, train and certify therapists, conduct clinical trials, including proof of concept studies, develop and test digital technology solutions to improve patient experience and outcomes and pursue other activities to refine our approach to delivering our investigational COMP360 psilocybin treatment safely and cost-effectively. Our efforts to design, build and staff these Centers of Excellence, or identify suitable third parties with whom we may collaborate to open these centers, will involve significant time, costs, including potential capital expenditures to acquire and develop facilities, and other resources, and may divert our management team’s focus from executing on other key elements of our business strategy. If we fail to enter into or maintain agreements with third parties to develop and operate these Centers of Excellence on reasonable terms, or at all, our ability to develop our future research programs and therapeutic candidates could be delayed, the commercial potential of our treatments could change and our costs of development and commercialization could increase. If our efforts to develop these Centers of Excellence are unsuccessful, it will have a materially adverse impact on our business, future prospects and financial position.

We may become exposed to costly and damaging liability claims, either when testing our investigational COMP360 psilocybin treatment or any future therapeutic candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of therapeutic substances. Currently, we have no treatments that have been approved for commercial sale; however, the current and future use of our investigational COMP360 psilocybin treatment or any future therapeutic candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved treatments in the future, may expose us to liability claims. These claims might be made by patients who receive our investigational COMP360 psilocybin treatment in clinical trials and if regulatory approval is obtained, by patients who receive it under prescription and by healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that sell COMP360 psilocybin treatment or any future therapeutic candidates. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our investigational COMP360 psilocybin treatment or any future therapeutic candidates or any prospects for commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If COMP360 or any future therapeutic candidates causes adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use COMP360 or any future therapeutic candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:
•decreased demand for our treatments due to negative public perception;
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
•loss of revenue from therapeutic sales; and
•the inability to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved.
It is possible that our liabilities could exceed our insurance coverage. We intend to expand our insurance coverage to include the sale of commercial treatments if we obtain marketing approval for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business, financial condition and results of operations could be materially adversely affected.
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
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the United States, there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal medical use of “psilocybin products,” including naturally-derived psilocybin substances, to treat mental health conditions in licensed facilities with supervision by licensed facilitators. Oregon psilocybin service centers opened and licensed facilitators began offering psilocybin services to adults over the age of 21 in January 2023. In November 2022, voters in Colorado approved a ballot measure legalizing the use of naturally-derived psilocybin and psilocin in state-regulated centers under the supervision of state-licensed facilitators. Some cities have also been passed measures that decriminalizes or minimizes enforcement actions for psilocybin, including, for example, Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), Northampton, Massachusetts (April 2021), Seattle, Washington (February 2022) and San Francisco, California (September 2022). The legalization of psilocybin without regulatory oversight or with minimal regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.
We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, be precluded from manufacturing COMP360 and developing and selling our investigational COMP360 psilocybin treatment or any future therapeutic candidates outside the United States or be required to develop and implement costly compliance programs, which could adversely affect our business, results of operations and financial condition.
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
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the UK and the U.S., and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from manufacturing COMP360 and developing and selling our investigational COMP360 psilocybin treatment or any future therapeutic candidates outside of the United States, which could limit our growth potential and increase our development costs.
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

We may benefit in the future from the UK’s “patent box” regime, which allows certain profits attributable to revenue from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. We own two UK patents which cover our investigational COMP360 psilocybin treatment, and accordingly, future upfront fees, milestone fees, product revenue and royalties could be eligible for this deduction. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term rate of corporation tax lower than the statutory to apply to us. If, however, there are unexpected adverse changes to the UK research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and could have a material adverse effect on our business.
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
New laws and additional health reform measures may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our investigational COMP360 psilocybin treatment and any future therapeutic candidates and, accordingly, the results of our financial operations. These continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if we obtain regulatory approval;

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
Although we do not currently have any treatments on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any treatments for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved treatments, and other parties through which we market, sell and distribute our treatments for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

The successful commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved, could limit our ability to market those treatments and decrease our ability to generate revenue.
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford treatments such as our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and treatments that use psilocybin or psilocin are precluded from reimbursement in the United States. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given treatment by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, Europe or elsewhere will be available for any treatment that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.
We intend to seek approval to market our investigational COMP360 psilocybin treatment or future therapeutic candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for COMP360 or our future therapeutic candidates, we will be subject to rules and regulations in those jurisdictions.
In some foreign countries, particularly certain countries in Europe, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our investigational COMP360 psilocybin treatment or our future therapeutic candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a therapeutic candidate. In addition, market acceptance and sales of our investigational COMP360 psilocybin treatment or future therapeutic candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our investigational COMP360 psilocybin treatment or future therapeutic candidates and may be affected by existing and future healthcare reform measures.
Third-party payors are increasingly challenging prices charged for therapeutic substances and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive drug is available. It is possible that a third-party payor may consider our investigational COMP360 psilocybin treatment or any future therapeutic candidates as substitutable and only offer to reimburse patients for the less expensive drug. Even if we show improved efficacy or improved convenience of administration with our investigational COMP360 psilocybin treatment or any future therapeutic candidates, pricing of existing drugs may limit the amount we will be able to charge. These payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed treatments at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, and may not be able to obtain a satisfactory financial return on therapeutic candidates that we may develop.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved treatments. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug products before they will reimburse health care providers who use such treatments. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
Obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our treatments to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.
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
On the state level, local governments have been very aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our treatments or put pressure on our therapeutic pricing, which could negatively affect our business, results of operations, financial condition and prospects.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, and other countries has and will continue to put pressure on the pricing and usage of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. In many countries, the prices of medical treatments are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical treatments, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Accordingly, in markets outside the United States, the reimbursement for our treatments may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU-wide, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of treatments in that context. In general, however, the healthcare budgetary constraints in many EU Member States have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with increasing EU and national regulatory burdens on those wishing to develop and market treatments, this could prevent or delay marketing approval of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, restrict or regulate post-approval activities and affect our ability to commercialize any treatments for which we obtain marketing approval.

EU drug marketing regulation may materially affect our ability to market and receive coverage for our treatments in the EU Member States. Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal treatments is also prohibited in most countries within the EU. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of EU Member States, and in respect of the UK, the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.
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
In addition, in most foreign countries, including many EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, individual Member States in the EU have the ability to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our investigational COMP360 psilocybin treatment or any of our future therapeutic candidates to other available treatments in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our treatments. Historically, drug products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our treatments is unavailable or limited in scope or amount, our revenue from sales and the potential profitability of our investigational COMP360 psilocybin treatment or any of our future therapeutic candidates in those countries would be negatively affected.
Moreover, increasing efforts by governmental and third-party payors in the EU, the United States and elsewhere to cap or reduce healthcare costs may cause such organizations to limit coverage and the level of reimbursement for newly approved treatments and, as a result, they may not cover or provide adequate payment for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific treatments. We expect to experience pricing pressures in connection with the sale of our investigational COMP360 psilocybin treatment or any future therapeutic candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new treatments.

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
In order to manage our contracts with contractors, we ensure that such contractors are appropriately licensed at the state and federal level in the United States, and at the appropriate level in other territories. Were such contractors to operate outside the terms of these licenses, we may experience an adverse effect on our business, including the pace of development of our investigational COMP360 psilocybin treatment, any future therapeutic candidate.
Risks Related to Intellectual Property
We rely on patents and other intellectual property rights to protect our investigational COMP360 psilocybin treatment, the enforcement, defense and maintenance of which may be challenging and costly. Failure to enforce or protect these rights adequately could harm our ability to compete and impair our business.
Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for COMP360, any future therapeutic candidates and associated psychological support, digital tools, methods used to manufacture the underlying drug substances, and the methods for treating patients using those substances, or on licensing in such rights. Failure to obtain, maintain protect, enforce or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our investigational COMP360 psilocybin treatment and any future therapeutic candidates. We also rely on trade secrets and know-how to develop and maintain our proprietary and intellectual property position. Any failure to protect our trade secrets and know-how could adversely affect our operations and prospects.
We cannot be certain that patents will be issued or granted with respect to patent applications that are currently pending, or that issued or granted patents will not later be found to be invalid or unenforceable. The patent position of companies like ours is generally uncertain because it involves complex legal and factual considerations. The standards applied by the European Patent Office, the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in pharmaceutical patents. Consequently, patents may not issue from our pending patent applications, and even if they do issue, such patents may not issue in a form that effectively prevents others from developing or commercializing competing treatments. As such, we do not know the degree of future protection that we will have on our proprietary treatments.
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
Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaboration partners’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued that protect our treatments, in whole or in part, or that effectively prevent others from commercializing competitive technologies and treatments.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Even if patents do successfully issue and even if such patents cover COMP360 and any future therapeutic candidates, third parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation proceedings in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. For example, in December 2021, a third party filed two petitions requesting post grant review of two of our patents (U.S. Patent 10,947,257 and U.S. Patent 10,954,259) before the Patent Trial & Appeal Board of the U.S. Patent and Trademark Office, or the USPTO Board. On June 22, 2022, the USPTO Board issued decisions in both cases denying institution of post grant review on the merits of the arguments presented in each of the challenges. On July 22, 2022, the third-party challenger filed a request with the USPTO Board for rehearing of the USPTO Board’s decision, as well as a request for Precedential Opinion Panel on August 16, 2022 in each of the challenges. On February 10, 2023, the USPTO Board denied the request for Precedential Opinion Panel in each of the challenges. On May 23, 2023, the USPTO Board denied the requests for rehearing in each of the challenges. We cannot provide any assurances that we will successfully defend ourselves against any future patent challenges.
Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. In addition, patents and other intellectual property rights also will not protect our technology, COMP360 and any future therapeutic candidates if third parties, including our competitors, design around our protected technology and our investigational COMP360 psilocybin treatment and any future therapeutic candidates without infringing, misappropriating or otherwise violating our patents or other intellectual property rights. Moreover, some of our patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing treatments and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Because patent applications are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our current or future licensors, licensees or collaborators were or will be the first to file any patent application related to a therapeutic candidate. Furthermore, if patent applications of third parties have an effective filing date before March 16, 2013, an interference proceeding can be initiated by such third parties at the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If patent applications of third parties have an effective filing date on or after March 16, 2013, a derivation proceeding can be initiated by such third parties at the USPTO to determine whether our invention was derived from theirs. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, we may be subject to third-party challenges regarding our exclusive ownership of our intellectual property. If a third party were successful in challenging our exclusive ownership of any of our intellectual property, we may lose our right to use such intellectual property, such third party may be able to license such intellectual property to other third parties, including our competitors, and our competitors could market competing treatments and technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
Issued patents covering one or more of our investigational therapeutics could be found invalid or unenforceable if challenged in court.
To protect our competitive position, we may from time to time need to resort to litigation in order to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. Enforcement of intellectual property rights is difficult, unpredictable and expensive, and many of our or our licensors’ or collaboration partners’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaboration partners can. Accordingly, despite our or our licensors’ or collaboration partners’ efforts, we or our licensors or collaboration partners may not prevent third parties from infringing upon, misappropriating or otherwise violating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the UK, EU and the United States. We may fail in enforcing our rights, in which case our competitors and other third parties may be permitted to use our treatments without payment to us.
In addition, litigation involving our patents carries the risk that one or more of our patents will be narrowed, held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize our treatments, and then compete directly with us, without payment to us.
If we were to initiate legal proceedings against a third party to enforce a patent covering one of our investigational treatments, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (i.e., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover COMP360 or any future therapeutic candidates. For example, on July 22, 2022, a third-party challenger filed with the USPTO Board requests for rehearing of the USPTO Board’s decisions to deny institution of post-grant reviews of U.S. Patent 10,947,257 and U.S. Patent 10,954,259, and on August 16, 2022, the third-party challenger also filed requests for a Precedential Opinion Panel in each of the patents. On February 10, 2023, the USPTO Board denied the request for Precedential Opinion Panel in each of the challenges. On May 23, 2023, the USPTO Board denied the requests for rehearing in each of the challenges. The outcome following legal assertions of invalidity and unenforceability during patent litigation or other proceedings is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on COMP360 or one or more of any future therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, and prospects. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the European Patent Office, the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The European Patent Office, the USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our collaboration partners to pay these fees due to United States and comparable foreign patent agencies and take the necessary action to comply with such requirements with respect to our intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaboration partners fail to maintain the patents and patent applications covering our investigational treatments, third parties, including our competitors might be able to enter the market with similar or identical treatments or technologies, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation for extending the term of patents covering each of our investigational treatments, our business may be materially harmed.
In the United States, if all maintenance fees are paid on time, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our investigational treatments, their manufacture, or use are obtained, once the patent life has expired, we may be open to competition from competitive treatments. Given the amount of time required for the development, testing and regulatory review of new investigational treatments, patents protecting such candidates and concomitant treatments might expire before or shortly after such candidates and concomitant treatments are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing treatments similar or identical to ours.
Depending upon the timing, duration and conditions of FDA marketing approval of COMP360 and any future therapeutic candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and similar legislation in the EU. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term loss during product development, the FDA regulatory review process and the issuance of a final decision controlling the product under the Controlled Substance Act. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method of manufacturing it may be extended. However, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will not be lengthened and third parties, including our competitors, may obtain approval to market competing treatments sooner than we expect. As a result, our revenue from applicable treatments could be materially reduced and our business, financial condition, results of operations, and prospects could be materially harmed.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make compounds or develop digital assets that are the same as or similar to our investigational COMP360 psilocybin treatment, any future therapeutic candidates and digital assets but that are not covered by the claims of the patents that we own or control;
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
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive treatments for sale in our major commercial markets;
•third parties performing manufacturing or testing for us using our treatments or technologies could unknowingly use the intellectual property of others without obtaining a proper license;
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
If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our treatments. Such a license may not be available on commercially reasonable terms or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract our management from its day-to-day activities.
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
Intellectual property rights of third parties could adversely affect our ability to compete or commercialize our investigational treatments, such that we could be required to litigate or obtain licenses from third parties in order to develop or market our investigational treatments. Such litigation or licenses could be costly or not available on commercially reasonable terms.
Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market, and sell any investigational treatments that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In the past, we have been subject to, and in the future we may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to COMP360 or any future therapeutic candidates. If the outcome of any such proceeding or litigation is adverse to us, it may affect our ability to compete effectively.
Additionally, our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our treatments or elements thereof, our manufacture or uses relevant to our development plans, the targets of COMP360 or any future therapeutic candidates, or other attributes of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. In such cases, we may not be in a position to develop or commercialize such therapeutic candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, which may not be available on commercially reasonable terms or at all. In the event that a patent has not expired at the time of approval of such investigational treatments or therapeutic candidate and the patent owner were to bring an infringement action against us, we may have to argue that our investigational treatments or the manufacture or use of the underlying therapeutic substances do not infringe a valid claim of the patent in question. Alternatively, if we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would need to present clear and convincing evidence as to the invalidity of the patent’s claims. The same applies to other jurisdictions. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. In the event that a third party successfully asserts its patent against us such that such third party’s patent is found to be valid and enforceable and infringed by our investigational treatments, unless we obtain a license to such patent, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to develop or commercialize our investigational treatments. Similarly, the targets for our investigational COMP360 psilocybin treatment have also been the subject of research by other companies, which have filed patent applications or have patents on aspects of the targets or their uses. There can be no assurance any such patents will not be asserted against us or that we will not need to seek licenses from such third parties. We may not be able to secure such licenses on acceptable terms, or at all, and any such litigation would be costly and time-consuming.
It is possible that we have failed, and in the future may fail, to identify relevant patents or applications that may be asserted against us. For example, certain U.S. applications filed after November 29, 2000 can remain confidential until and unless issued as patents, provided that inventions disclosed in the applications have not and will not be the subject of a corresponding application filed outside the United States. In general, patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our treatments could have been filed by others without our knowledge. Furthermore, we operate in a highly competitive field, and given our limited resources, it is unreasonable to monitor all patent applications in the areas in which we are active. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our treatments or the use of our treatments.
Third-party intellectual property right holders, including our competitors, may actively bring infringement, misappropriation or violation claims against us based on existing or future intellectual property rights, regardless of their merit. We may not be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our treatments.
If we are unsuccessful defending in any such claim, in addition to being forced to pay damages, we or our licensees may be temporarily or permanently prohibited from commercializing any of our investigational treatments that were held to be infringing. If possible, we might be forced to redesign our investigational COMP360 psilocybin treatment or any future therapeutic candidates so that we no longer infringe the intellectual property rights of third parties, or we may be required to seek a license to any such technology that we are found to infringe, which license may not be available on commercially reasonable terms or at all. Even if we or our licensors or collaboration partners obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors or collaboration partners and it could require us to make significant licensing and royalty payments. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
In addition, if the breadth or strength of protection provided by our or our licensors’ or collaboration partners’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future investigational treatments. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
In the future, our programs may require the use of proprietary rights held by third parties, and the growth of our business will likely depend in part on our ability to acquire, in-license, maintain or use these proprietary rights. In addition, with respect to any patents we co-own with third parties, we may require licenses to such co-owners’ interest in such patents. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for COMP360 or any future therapeutic candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to successfully obtain a license to third-party intellectual property rights necessary for the development of an investigational treatment or program, we may have to abandon development of that investigational treatment or program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
For example, we sometimes collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our applicable investigational treatment or program.
If we fail to comply with our obligations under the agreements pursuant to which we license intellectual property rights to or from third parties, or otherwise experience disruptions to our business relationships with our licensors, licensees or collaborators, we could lose the rights to intellectual property that are important to our business.
We are or may become a party to third-party agreements under which we grant or are granted rights to intellectual property that are potentially important to our business and we expect that we may need to enter into additional license or collaboration agreements in the future. Our existing third-party agreements impose, and we expect that future license agreements will impose, various obligations related to, among other things, therapeutic development and payment of royalties and fees based on achieving certain milestones. In addition, under several of our collaboration agreements, we are prohibited from developing and commercializing treatments that would compete with the treatments licensed under such agreements. If we fail to comply with our obligations under these agreements, our licensor or collaboration partner may have the right to terminate the agreement, including any licenses included in such agreement.
The termination of any license or collaboration agreements or failure to adequately protect such license agreements or collaboration could prevent us from commercializing our investigational COMP360 psilocybin treatment or any future therapeutic candidates covered by the agreement or licensed intellectual property. For example, we may rely on license agreements which grant us rights to certain intellectual property and proprietary materials that we use in connection with the development of our treatments. If this agreement were to terminate, we would be unable to timely license similar intellectual property and proprietary materials from an alternate source, on commercially reasonable terms or at all, and may be required to conduct additional bridging studies on our investigational COMP360 psilocybin treatment or any future therapeutic candidates, which could delay or otherwise have a material adverse effect on the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
Several of our existing license agreements are sublicenses from third parties which are not the original licensor of the intellectual property at issue. Under these agreements, we must rely on our licensor to comply with its obligations under the primary license agreements under which such third party obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If the licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate the sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property and, in the case of a sublicense, if we were not able to secure our own direct license with the owner of the relevant rights, which it may not be able to do at a reasonable cost or on reasonable terms, it may adversely affect our ability to continue to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates incorporating the relevant intellectual property.
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
Filing, prosecuting and defending patents on therapeutic candidates in all countries and jurisdictions throughout the world would be prohibitively expensive and our intellectual property rights in some countries outside of the UK and the United States, could be less extensive than those in the UK and the United States, assuming that rights are obtained in the UK and the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the UK and the United States, or from selling treatments or importing drug substances made using our inventions in and into the UK and the United States, or other jurisdictions. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national/regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant patent offices, while granted by others. It is also quite common that depending on the country, the scope of patent protection may vary for the same therapeutic candidate or technology.
Competitors may use our and our licensors’ or collaboration partners’ technologies in jurisdictions where we have not obtained patent protection to develop their own treatments and, further, may export otherwise infringing treatments to territories where we and our licensors or collaboration partners have patent protection, but enforcement is not as strong as that in the UK and the United States. These treatments may compete with COMP360 or any future therapeutic candidates, and our and our licensors’ or collaboration partners’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to supply and manufacture the psilocybin and psilocin incorporated in COMP360 and expect to continue to rely on third parties to supply and manufacture any future therapeutic candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations manufacturing COMP360 or our future therapeutic candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any treatments, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us.
We do not currently have, nor do we plan to acquire, the infrastructure or capability necessary to manufacture COMP360 or any future therapeutic candidates, including the psilocybin and psilocin incorporated into such therapeutic candidates. We rely on, and expect to continue to rely on, CMOs for the development, manufacture and production of the psilocybin and psilocin used in our investigational treatments administered in our clinical trials and will continue to rely on such CMOs for the development, manufacture and production of any commercial supply, if our investigational treatments are approved. Currently, we engage with multiple different CMOs in the UK for all activities relating to the development, manufacture and production of all components incorporated in COMP360. Reliance on third-party providers, such as CMOs, exposes us to more risk than if we were to manufacture COMP360, or any future therapeutic candidates. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of COMP360 or any future therapeutic candidates in accordance with relevant regulations (such as the FDA’s good laboratory practices, or GLP, cGMPs or similar regulatory requirements outside the US) for the manufacture of drug substances, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Some of the suppliers currently engaged in the production process of COMP360, including our current supplier of API, have not in the past been subject to inspection by the FDA and/or EMA and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of COMP360 or any future therapeutic candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of COMP360 or any future therapeutic candidates and harm our business and results of operations.
If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for COMP360 or any future therapeutic candidates, we could experience delays in our research or planned clinical studies or commercialization. In addition, quality issues may arise during scale-up activities. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. For example, the COVID-19 pandemic created supply constraints generally globally. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, may significantly delay our clinical studies and the commercialization of our treatments, if approved, which would materially adversely affect our business, prospects, financial condition and results of operations.

In complying with the manufacturing regulations of the FDA, the DEA, the EMA, the MHRA and other comparable foreign authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the drug product meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of drug product and shutting down of production, any of which could materially adversely affect our business, prospects, financial condition and results of operations. We and any of these third-party suppliers may also be subject to audits by the FDA, the DEA, the EMA, the MHRA or other comparable foreign authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the treatments could suffer significant interruptions. We face risks inherent in relying on a limited number of CMOs, as any disruption, such as a fire, natural hazards or vandalism at the CMO could significantly interrupt our manufacturing capability. We currently do not have disaster recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all, and we would likely experience months of manufacturing delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis or at all. In addition, operating any new facilities may be more expensive than operating our current facility, and business interruption insurance may not adequately compensate us for any losses that may occur, in which case we would have to bear the additional cost of any disruption. In such a scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
For these reasons, a significant disruptive event of the manufacturing facility could have a material adverse effect on our business, including placing our financial stability at risk.

We rely, and expect to continue to rely, on third parties, including independent clinical investigators, academic collaborators and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic collaborators and third-party CROs, to conduct our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA, the MHRA and comparable foreign regulatory authorities for all of our treatments in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our investigators, academic collaborators or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of our third-party contractors and CROs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.
Further, these investigators, academic collaborators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our investigational COMP360 psilocybin treatment or any future therapeutic candidates and clinical trials. If independent investigators, academic collaborators or CROs fail to devote sufficient resources to the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. In addition, investigators, academic collaborators and CROs may have difficulty staffing, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors, any of which materially adversely affect our business.
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
There is a limited number of third-party service providers that specialize in or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs, academic collaborators or investigators on commercially reasonable terms or at all. If CROs, academic collaborators or clinical investigators do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates. As a result, our results of operations and the commercial prospects for our investigational COMP360 psilocybin treatment or any future therapeutic candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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
There are a number of third parties that conduct IISs using COMP360 provided by us. Generally, we do not sponsor these IISs, and encourage the open publication of all IIS findings. Any failure by a third party to meet its obligations with respect to the clinical development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates may delay or impair our ability to obtain regulatory approval for COMP360. IISs of COMP360 or any future therapeutic candidates may generate clinical trial data that raises concerns regarding the safety or effectiveness of COMP360 and any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials.
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
As a result of these IISs sponsored by third-parties, we will receive certain information rights with respect to the IISs, including access to and the ability to use and reference the resulting data, including for our own regulatory filings. However, we do not have control over the timing and reporting of the data from IISs, nor do we necessarily own or control the data from the IISs. If we are unable to confirm or replicate the results from the IISs or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of COMP360 or any future therapeutic candidates. Any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials. Any data perceived to be negative, however, could harm our ability to advance the clinical development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, and we may not be able to investigate whether such negatively perceived data reflects issues with the design and/or conduct of the IIS or if it actually reflects characteristics of our therapeutic approach. Moreover, we rely on our investigators and institutions to provide us timely information. We have in the past, and may in the future, experience delays in receiving notice of reportable adverse events or SUSARs from IISs. For example, we were informed in September 2020 of a SUSAR in an IIS at the University of Zurich that had occurred a few weeks earlier, despite an obligation by the site investigator to report such an event to us immediately. Such delays, or any failures to provide contractually required information, could negatively impact us or cause delays in our reporting requirements to applicable regulatory authorities. Further, if investigators or institutions breach their obligations with respect to the clinical development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the IISs been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.
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

Risks Related to Our Business Operations, Managing Growth and Employee Matters
A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, or other public health crises may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.
Although the U.S. federal government has declared an end to the Public Health Emergency related to the COVID-19 pandemic, the COVID-19 pandemic and policies and regulations previously implemented by governments in response to the COVID-19 pandemic have had a significant impact in the past, both directly and indirectly, on global businesses and commerce, and indirect effects may continue. For example, the COVID-19 pandemic resulted in indirect effects such as worker shortages and supply chain constraints continue to impact segments of the economy. Other global health concerns could also result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate.

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
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
As part of our long-term plans, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth or raise funds to support our growth could delay the execution of our business plans or disrupt our operations.
In addition, certain key academic and scientific personnel play a pivotal role in our collaborative partners’ research and development activities. If any of those key academic and scientific personnel who work on development of our research programs, our investigational COMP360 psilocybin treatment and any future therapeutic candidates leave our collaborative partners, the development of our research programs, our investigational COMP360 psilocybin treatment and any future therapeutic candidates may be delayed or otherwise adversely affected.
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
We face substantial competition and our competitors may discover, develop or commercialize treatments before or more successfully than us, which may result in the reduction or elimination of our commercial opportunities.
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin to treat mental health illnesses, including TRD. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
We also face competition from major pharmaceutical, biopharmaceutical and biotechnology companies who have developed or are developing non-psilocybin or psychedelic based treatments for the treatment of MDD and TRD, and will face future competition for any other indications we may seek to treat with our investigational COMP360 psilocybin treatment. There are a number of companies that currently market and sell products or treatments, or are pursuing the development of products or treatments, for the treatment of depression, including antidepressants such as SSRIs and serotonergic norepinephrine reuptake inhibitors, or SNRIs, antipsychotics, cognitive behavioral therapy, or CBT, esketamine and ketamine, repeat transcranial magnetic stimulation, or rTMS, electroconvulsive therapy, or ECT, vagus nerve stimulation, or VNS, and deep brain stimulation, or DBS, among others. Many of these pharmaceutical, biopharmaceutical and biotechnology competitors have established markets for their treatments and have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market superior products or treatments. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA, EMA or MHRA approval for alternative or superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
The field in which we operate is characterized by a growing and shifting understanding of disease biology, changing technologies, and strong intellectual property barriers to entry, and many companies are involved in the creation, development and commercialization of novel therapeutics and technology platforms. Our competitors may develop treatments that are more effective, more convenient, more widely used and less costly or have a better safety profile than our treatments and these competitors may also be more successful than we are in manufacturing and marketing their treatments. Additionally, there can be no assurance that our competitors are not currently developing, or will not in the future develop, technologies and treatments that are equally or more economically attractive as our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Competing alternative treatments or technology platforms may gain faster or greater market acceptance than our treatments or technology platforms and medical advances or rapid technological development by competitors may result in our investigational COMP360 psilocybin treatment or any future therapeutic candidates or technology platforms becoming non-competitive or obsolete before we are able to recover our research and development and commercialization expenses. If we are unable to compete effectively against these companies, then we may not be able to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates or achieve a competitive position in the market. This would materially and adversely affect our ability to generate revenue. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
We may in the future make additional acquisitions or investments to add employees, complementary companies, treatments, products, solutions, technologies, or revenue. These transactions could be material to our business, financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition or investment candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions or investment on favorable terms, if at all. The process of integrating an acquired company, business or technology and managing our future investments may create unforeseen operating difficulties and expenditures. The areas where we face risks include:
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
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing and future third-party therapy sites, therapists, patients and collaborators, and to our ability to attract clinics to become our third-party therapy sites offering our treatments. The promotion of our brand has required and may continue to require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing and other initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, to the extent we generate any future revenue, and to the extent that these activities yield increased future revenue, the increased revenue may not offset the expenses we incur and our business, financial condition and results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our network of third-party therapy sites, therapists and patients, could harm our reputation and brand and make it substantially more difficult for us to attract new third-party therapy sites, therapists and patients. If we do not successfully maintain, protect or enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with third-party therapy sites, therapists and patients, which would harm our business, financial condition and results of operations.
Our current and potential future digital technologies may not be successful, which may adversely affect our business, financial condition and results of operations.
We currently employ or are developing digital technologies to collect data, educate patients and therapists, collect digital phenotyping information, and harness artificial intelligence. We are expanding our research into digital technology to complement and augment our current or future investigational treatments, and may work with technology companies or other third parties to acquire or develop new technologies. Our efforts to develop or acquire these technologies will involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing on other key elements of our strategy. If our efforts to develop or acquire these digital technologies are unsuccessful, it may have a materially adverse impact on our business, future prospects and financial position.
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

Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct clinical trials for COMP360 psilocybin treatment or any future therapeutic candidates, obtain regulatory approval of and commercialize COMP360 psilocybin treatment or any future therapeutic candidates, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future therapeutic candidates. Any such breach could also result in the compromise of our trade secrets and other proprietary information or that of third parties whose information we maintain, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Our current operations are headquartered in one location, and we or the third parties upon whom we depend may be adversely affected by natural disasters, as well as occurrences of civil unrest, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.
Our current business operations are headquartered in our offices in London, UK, with additional offices in New York and San Francisco in the United States. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including events of civil unrest that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates or interruption of our business operations. Such natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
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
Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational COMP360 psilocybin treatment or any future therapeutic candidates are being developed to treat, and we may use appropriate social media in connection with our commercialization efforts of our investigational COMP360 psilocybin treatment following approval of COMP360 or future therapeutic candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve, and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to certain prohibited activities. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations, or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational COMP360 psilocybin treatment or any future therapeutic candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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
•delays in entering into strategic relationships with respect to development or commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates;
•entry into strategic relationships on terms that are not deemed to be favorable to us;
•technological innovations or commercial therapeutic introductions by competitors;
•changes in government regulations and healthcare payment systems;
•developments concerning proprietary rights, including patent and litigation matters;
•public concern relating to the commercial value or safety of any of our investigational COMP360 psilocybin treatment or any future therapeutic candidates;
•negative publicity or public perception of the use of psilocybin as a treatment for mental health conditions;
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
•general economic, political, geopolitical and market conditions, including the recent fluctuations in inflation in the United States, U.K. and Europe, and overall market volatility in the United States or the UK as a result of, among other factors, macroeconomic conditions and the ongoing war between Russia and Ukraine or similar events; and

•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $6.54 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through June 30, 2023. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.

Our executive officers, directors and certain significant shareholders own a substantial number of our ordinary shares (including ordinary shares represented by ADSs) and, as a result, may be able to exercise control over us, including the outcome of shareholder votes. Certain of our directors hold interests in one of these shareholders and these shareholders may have different interests from us or your interests.
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
Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be declared and paid. Therefore, we must have distributable profits before declaring and paying a dividend. We have not paid dividends in the past on our ordinary shares. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, on our ADSs will be your sole source of gains for the foreseeable future, and you will suffer a loss on your investment if you are unable to sell your ADSs at or above the price at which you purchased them. Any recommendation by our board of directors to pay dividends will depend on many factors, including our financial condition (including losses carried forward), results of operations, legal requirements and other factors. In addition, our Loan Agreement with Hercules currently prohibits, and any future debt financing arrangements may contain terms prohibiting or limiting the amount of, dividends that may be declared or paid on our ordinary shares. We are unlikely to pay dividends or other distributions in the foreseeable future. If the price of our ADSs declines before we pay dividends, you will incur a loss on your investment, without the likelihood that this loss will be offset in part or at all by potential future cash dividends.
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

We expect to continue to qualify as a “smaller reporting company,” because the market value of our stock held by non-affiliates was less than $250.0 million as of June 30, 2023, and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We will reassess our status each year on the last business day of the second quarter and may continue to take advantage of certain scaled disclosures available to smaller reporting companies until the fiscal year following the determination that (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. As a smaller reporting company, we may take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our ADSs and the price of our ADSs may be more volatile.
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

Our results of operations have in the past and could in the future be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States and UK, have been affected from time to time by economic downturns or recessions, supply chain constraints, heightened and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine, the ongoing conflict and any further escalation of geopolitical tensions related to this conflict, including the imposition of sanctions by the United States and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates and increased volatility in financial markets. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.

A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency for our wholly-owned U.K. operating subsidiary is the Pound Sterling, and we report our financial results in U.S. dollars. For example, inflation rates, particularly in the United States, have seen increased levels compared to recent history. Elevated inflation may result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, fluctuating interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, the turmoil in the banking system in early 2023 with the appointment of the FDIC as a receiver for several U.S. banks increased market volatility. Due to these and other macroeconomic factors, many observers believe there is a risk of a recession occurring in the United States, and perhaps in other major global economies. These developments may adversely affect our business, financial condition and results of operations.

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
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new treatments from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new treatments can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
Changes in patent laws or patent jurisprudence could diminish the value of patents in general or prevent us from obtaining patents and thereby impair our ability to protect our investigational treatments.
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
Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:
•economic weakness, including heightened and fluctuating inflation and interest rates, political instability, and the emergence of any future public health crisis or any future mitigation efforts and current or future economic effects;
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
While we have not, to our knowledge, experienced any such material system failure or security breach that caused interruptions to our operations to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of COMP360 or any future therapeutic candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates could be hindered or delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1 to April 30, 2023	—	—	—	—
May 1 to May 31, 2023	3,021.00	$7.97	—	—
June 1 to June 30, 2023	—	—	—	—
Three Months Ended June 30, 2023	3,021.00	$7.97	—	—
(a) Represents ordinary shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Form of Warrant.	Form 8-K	333-248514	4.1	7/5/2023
10.1	License Agreement between Fora Space Limited and COMPASS Pathfinder Limited dated April 4, 2023.	Form 10-Q	333-248514	10.1	5/11/2023
10.2†	Loan and Security Agreement, dated as of June 30, 2023, by and among the COMPASS Pathways plc, and is entered into by and among COMPASS Pathways plc and its subsidiaries, the lenders party thereto and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent.	Form 8-K	333-248514	10.1	7/5/2023
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_________________

†    Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(10)(iv). The Company undertakes to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
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

COMPASS PATHWAYS PLC

Date:	August 3, 2023	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	By:	/s/ Michael Falvey
Michael Falvey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)