Form 10-Q
period 2023-09-30
COMPASS Pathways plc
filed 2023-11-02
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

The registrant had 61,896,535 shares of common stock outstanding as of October 30, 2023.

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
•the potential for all of the warrants issued in our recent private placement financing, or the PIPE Warrants, to be exercised in full for cash, and any expected proceeds from the exercise of the PIPE Warrants;
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
•our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, contains milestones that must be achieved in order to draw down additional amounts under our Loan Agreement on our term loan facility and also contains operating and financial covenants that restrict our operating activities;
•the effect of global financial and economic conditions and geopolitical events, including instability in the banking system, fluctuating interest rates and inflation, and foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of economic slowdown or recession in the United States, overall market volatility in the United States or the United Kingdom, including as a result of, among other factors, the ongoing war between Russia and Ukraine, the Israel-Hamas war, a potential government shutdown in the United States or similar events, on our business;
•the effect of public health crises, pandemics or epidemics such as the COVID-19 pandemic, and any future mitigation efforts, and current or future economic effects, on any of the foregoing or other aspects of our business or operations;
•whether we are classified as a controlled foreign corporation, or CFC, or a passive foreign investment company, or PFIC, under the Internal Revenue Code of 1986, as amended, for current and future periods; and
•the future trading price of the American Depositary Shares, or the ADSs, and impact of securities analysts’ reports on these prices.
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
•Raising additional capital through the sale of equity securities, including through the exercise of the PIPE Warrants, may cause significant dilution to holders of our ordinary shares and ADSs, and raising additional capital through debt financings or strategic partnerships or collaborations may restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates;
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
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Economic uncertainty and worsening or deteriorating global economic conditions and volatile financial market conditions in the United States or the United Kingdom, as a result of, among other factors, instability in the banking system, fluctuating inflation and interest rates, the risk of economic slowdown or recession or a government shutdown in the United States and the ongoing war between Russia and Ukraine, the Israel-Hamas war or similar events, may materially and adversely affect our business, including our ability to raise capital and our financial results;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248,038	$143,206
Restricted cash	331	175
Prepaid income tax	427	575
Prepaid expenses and other current assets	36,010	47,695
Total current assets	284,806	191,651
NON-CURRENT ASSETS:
Investment	469	469
Property and equipment, net	309	617
Operating lease right-of-use assets	4,165	2,006
Deferred tax assets	3,406	2,224
Long-term prepaid expenses and other assets	5,878	327
Total assets	$299,033	$197,294
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,248	$4,761
Accrued expenses and other liabilities	8,998	9,325
Operating lease liabilities - current	2,104	1,510
Total current liabilities	15,350	15,596
NON-CURRENT LIABILITIES
Long-term debt	28,431	—
Operating lease liabilities - non-current	1,997	418
Total liabilities	$45,778	$16,014
Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 61,884,785 and 42,631,794 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022, respectively	634	440
Deferred shares, £21,921.504 par value; nil and one share authorized, issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	28
Additional paid-in capital	617,165	458,825
Accumulated other comprehensive loss	(17,466)	(16,867)
Accumulated deficit	(347,078)	(261,146)
Total shareholders' equity	253,255	181,280
Total liabilities and shareholders' equity	$299,033	$197,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES:
Research and development	$21,526	$13,977	$60,379	$45,259
General and administrative	12,536	11,559	38,135	32,953
Total operating expenses	34,062	25,536	98,514	78,212
LOSS FROM OPERATIONS:	(34,062)	(25,536)	(98,514)	(78,212)
OTHER INCOME, NET:
Other income, net	1,127	3,206	2,463	3,580
Interest expense	(1,080)	—	(1,080)	—
Foreign exchange (losses) gains	(1,997)	1,096	2,064	4,387
Benefit from R&D tax credit	2,685	2,983	9,521	9,982
Total other income, net	735	7,285	12,968	17,949
Loss before income taxes	(33,327)	(18,251)	(85,546)	(60,263)
Income tax expense	(62)	(120)	(386)	(316)
Net loss	(33,389)	(18,371)	(85,932)	(60,579)
Other comprehensive (loss) income:
Foreign exchange translation adjustment	(738)	(15,156)	(599)	(39,483)
Comprehensive loss	(34,127)	(33,527)	(86,531)	(100,062)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.67)	$(0.43)	$(1.81)	$(1.43)
Weighted average ordinary shares outstanding—basic and diluted	49,633,104	42,525,855	47,355,992	42,377,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2021	42,019,874	$435	1	$28	$444,750	$8,840	$(169,641)	$284,412
Exercise of share options	376,158	4	—	—	393	—	—	397
Vesting of restricted stock units	68,534	1	—	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,128	—	—	3,128
Unrealized loss on foreign currency translation	—	—	—	—	—	(7,193)	—	(7,193)
Net loss	—	—	—	—	—	—	(21,171)	(21,171)
Balance at March 31, 2022	42,464,566	$440	1	$28	$448,271	$1,647	$(190,812)	$259,574
Exercise of share options	55,727	—	—	—	4	—	—	4
Vesting of restricted stock units	2,104	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,178	—	—	3,178
Unrealized loss on foreign currency translation	—	—	—	—	—	(17,134)	—	(17,134)
Net loss	—	—	—	—	—	—	(21,037)	(21,037)
Balance at June 30, 2022	42,522,397	$440	1	$28	$451,453	$(15,487)	$(211,849)	$224,585
Exercise of share options	29,887	—	—	—	—	—	—	—
Vesting of restricted stock units	2,100	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,504	—	—	3,504
Unrealized loss on foreign currency translation	—	—	—	—	—	(15,156)	—	(15,156)
Net loss	—	—	—	—	—	—	(18,371)	(18,371)
Balance at September 30, 2022	42,554,384	$440	1	$28	$454,957	$(30,643)	$(230,220)	$194,562

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	42,631,794	$440	1	$28	$458,825	$(16,867)	$(261,146)	$181,280
Exercise of share options	3,790	—	—	—	—	—	—	—
Issuance of ordinary shares under ATM facility, net of issuance costs	113,420	1	—	—	1,187	—	—	1,188
Issuance of ordinary shares to settle vested restricted stock units	30,481	1	—	—	(1)	—	—	—
Shares tendered for withholding taxes	—	—	—	—	(109)	—	—	(109)
Share-based compensation expense	—	—	—	—	4,071	—	—	4,071
Unrealized loss on foreign currency translation	—	—	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	—	—	(24,208)	(24,208)
Balance at March 31, 2023	42,779,485	$442	1	$28	$463,973	$(17,445)	$(285,354)	$161,644
Exercise of share options	125,079	1	—	—	—	—	—	1
Issuance of ordinary shares under ATM facility, net of issuance costs	2,824,202	28	—	—	26,904	—	—	26,932
Vesting of equity awards under the employee purchase plan	23,843	—	—	—	189	—	—	189
Cancellation of deferred share	—	—	(1)	(28)	28	—	—	—
Issuance of warrant to purchase ordinary shares	—	—	—	—	687	—	—	687
Issuance of ordinary shares to settle vested restricted stock units	7,641	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,561	—	—	4,561
Unrealized gain on foreign currency translation	—	—	—	—	—	717	—	717
Net loss	—	—	—	—	—	—	(28,335)	(28,335)
Balance at June 30, 2023	45,760,250	$471	—	$—	$496,342	$(16,728)	$(313,689)	$166,396
Exercise of share options	33,691	—	—	—	—	—	—	—
Issuance of ordinary shares under PIPE offering, net of issuance costs	16,076,750	163	—	—	116,452	—	—	116,615
Issuance of ordinary shares to settle vested restricted stock units	14,094	—	—	—	—	—	—	—
Shares tendered for withholding taxes	—	—	—	—	(76)	—	—	(76)
Share-based compensation expense	—	—	—	—	4,447	—	—	4,447
Unrealized loss on foreign currency translation	—	—	—	—	—	(738)	—	(738)
Net loss	—	—	—	—	—	—	(33,389)	(33,389)
Balance at September 30, 2023	61,884,785	$634	—	$—	$617,165	$(17,466)	$(347,078)	$253,255
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Nine Months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,932)	$(60,579)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	344	234
Non-cash interest	310	—
Loss on disposal of property and equipment	40	—
Non-cash (gain) loss on foreign currency remeasurement	(1,820)	3,842
Non-cash share-based compensation	13,079	9,810
Non-cash lease expenses	1,494	1,610
Changes in operating assets and liabilities
Prepaid expenses and other current assets	12,433	(30,141)
Deferred and prepaid tax assets	(1,035)	(1,813)
Long-term prepaid expenses and other assets	(5,825)	(306)
Operating lease liabilities	(1,428)	(1,571)
Accounts payable	(567)	20,018
Accrued expenses and other liabilities	(687)	(1,253)
Net cash used in operating activities	(69,594)	(60,149)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(66)	(489)
Proceeds from disposal of property and equipment	2	—
Net cash used in investing activities	(64)	(489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	144,976	—
Proceeds from issuance of shares under the employee share purchase plan	189	—
Payments of withholding tax on stock award	(185)	—
Net proceeds from issuance of long term debt	29,585	—
Payment of issuance cost of long term debt	(778)	—
Proceeds from exercise of share options	2	401
Net cash provided by financing activities	173,789	401
Effect of exchange rate changes on cash, cash equivalents and restricted cash	857	(39,879)
Net increase (decrease) in cash, cash equivalents and restricted cash	104,988	(100,116)
Cash, cash equivalents and restricted cash, beginning of the period	143,381	273,347
Cash, cash equivalents and restricted cash, end of the period	$248,369	$173,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Right of use assets obtained in exchange for new operating lease liabilities	$3,675	$796
Issuance of warrants together with the long-term debt	$687	$—
Issuance of warrants together with the issuance of ordinary shares	$2,011	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Nine Months ended September 30,
	2023	2022
Cash and cash equivalents	$248,038	$173,076
Restricted cash	331	155
Total cash, cash equivalents and restricted cash	$248,369	$173,231

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
The Company has funded its operations primarily with proceeds from the sale of its convertible preferred shares, the issuance of convertible notes, and through the sale of American Depository Shares, or ADSs, in connection with the Company’s initial public offering, or the IPO, in September 2020, and its May 2021 follow-on offering. On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through September 30, 2023, the Company sold 2,982,038 ADSs under the Sales Agreement, resulting in $28.6 million in net proceeds. On June 30, 2023 (the “Effective Date”), the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on the Effective Date. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (the “PIPE”) (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants.

The Company has incurred recurring losses since its inception, including net losses of $85.9 million and $60.6 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $347.1 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of September 30, 2023 of $248.0 million will be sufficient to fund its operating expenses and capital expenditure requirements into late 2025. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.

Market volatility, instability in the banking system, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, the Israel-Hamas war, fluctuating inflation and interest rates and the related impact on U.S., U.K. and global economies, the risk of economic slowdown or recession or a potential government shutdown in the United States or other factors could adversely impact our operations, financial results and ability to raise additional funding.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations and comprehensive loss for the three months and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022.
The results for the three months and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future years or periods. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the U.S. Securities and Exchange Commission (the “SEC”), on February 28, 2023. The condensed consolidated balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Restricted Cash
Restricted cash as of September 30, 2023 and December 31, 2022 represents a collateral deposit for employee credit cards.
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
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the nine months ended September 30, 2023 and 2022.
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
The Company accounts for uncertainty in income taxes in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the condensed consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of September 30, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022 no accrued interest or penalties are included on the related tax liability line in the condensed consolidated balance sheets.

Benefit from Research and Development Tax Credit
As a company that carries out extensive research and development activities, the Company benefits from the UK research and development tax credit regime under the scheme for small or medium-sized enterprises, or SME. Under the SME regime, in effect through September 30, 2023, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of a portion of such qualifying research and development expenditure. Up until April 1, 2023 the rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out. On and after April 1, 2023, the rates reduced to 18.6% and 12.1%, respectively. New rules were announced in the UK Parliament Finance Act 2023 for an enhanced rate of relief for loss making research intensive SMEs, which would be 27.0% for qualifying expenditure and 17.5% for qualifying subcontracted expenditure. The legislation is not yet final, and therefore the Company is unable to determine whether it would meet the criteria for the enhanced rate of relief until the legislation and more detailed guidance has been published.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the nine months ended September 30, 2023 and 2022, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.
Net Loss per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to ordinary shareholders by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per ordinary share after giving consideration to all potentially dilutive ordinary shares, including unvested restricted shares, outstanding options and warrants. Because the Company has reported net losses since inception, these potential ordinary shares have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.

Derivatives
The Company enters into foreign currency contracts to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company does not enter into foreign currency contracts for speculative purposes. The Company recognizes derivative instruments, which do not qualify for hedge accounting, as either assets or liabilities on the balance sheet at fair value. The Company records changes in the fair value (gains or losses) of the derivatives in the accompanying condensed consolidated statements of operations and comprehensive loss as other income, net. The Company did not enter into any contracts during the nine months ended September 30, 2023. During the three months ended September 30, 2022, the Company entered into and settled a foreign forward agreement, resulting in a positive fair value change of $2.3 million in other income.
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
Debt issuance costs consist of costs incurred in obtaining long-term financing. These costs are classified on the condensed consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense in the condensed consolidated statement of operations using the effective interest rate method over the term of the debt agreement.
Warrants
On June 30, 2023, the Company entered into a warrant agreement with Hercules. The Company assessed all terms and features of the Warrant Agreement in order to determine accounting classification of the warrants as equity or liability. As part of this analysis, the Company determined it appropriate to account for the warrants issued under the Loan Agreement as equity.
On August 18, 2023, in connection with the PIPE, the Company issued and sold PIPE Warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share, at an exercise price of $9.93 per ADS. The PIPE Warrants are exercisable for a three year period beginning in February 2024. The Company assessed all terms and features of the PIPE Warrant Agreement in order to determine accounting classification of the warrants as equity or liability. As part of this analysis, the Company determined it appropriate to account for the PIPE Warrants as equity.
The Company measures warrants at inception at fair value using the Black-Scholes valuation model. Assumptions used in the warrant pricing model include the following:
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
Expected term. The expected term of the Hercules warrants is ten years. The expected term of the PIPE Warrants is three and a half years.
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

Recently adopted accounting pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three or nine months ended September 30, 2023 that are of significance or potential significance to the Company.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
UK R&D tax credit	$23,424	$13,972
Prepaid insurance premium	156	2,818
Prepaid research and development	8,744	28,211
VAT recoverable	1,371	1,652
Vendor receivable	240	—
Other current assets	2,075	1,042
	$36,010	$47,695

4. Long-term Prepaid Expenses and Other Assets
Long-term prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid research and development - long-term	5,712	—
Other assets	166	327
	$5,878	$327
5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development expense	$1,767	$1,684
Accrued professional expenses	1,285	1,284
Accrued compensation and benefit costs	4,769	5,534
Payroll tax payable	—	167
Other liabilities	1,177	656
	$8,998	$9,325

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
The term loan will mature on July 1, 2027. The outstanding principal balance of the term loan bears interest at an annual rate equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 1.50% or (ii) 9.75%. Accrued interest is payable monthly following the funding of each term loan. In addition to accrued interest, payment-in-kind (PIK) interest of 1.40% will be added to the balance of the loan. Payments under the Loan Agreement are interest only until the first principal payment is due on July 1, 2025 (or if the Borrowers achieve certain performance milestones, the interest only period may be extended to January 2, 2026 and, upon the achievement of certain additional performance milestones, the interest only period may be extended to July 1, 2026), followed by equal monthly payments of principal and interest through the scheduled maturity date, July 1, 2027.
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheet. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charge are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 15.8% as of September 30, 2023.
The Company issued warrants to Hercules to purchase the Company’s Ordinary Shares equal to the quotient derived by dividing (i) the amount equal to (a) 2.5% times (b) the aggregate principal amount of term loan advances made and funded under the Loan Agreement by (ii) the exercise price of the warrants. Upon receipt of the first term loan, 94,222 shares became exercisable to Hercules with a fair market value of $0.7 million.

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on July 1, 2024 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of September 30, 2023.
Long-term debt consisted of the following (in thousands):

September 30,
2023
Term loan payable	$30,000
End of term charge	1,425
Future principal payments and end of term charge	$31,425
PIK interest payable	109
Unamortized debt issuance costs	(3,103)
Carrying value of long-term debt	$28,431
Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2023	—
December 31, 2024	—
December 31, 2025	6,572
December 31, 2026	14,166
December 31, 2027	10,687
Total	$31,425
Interest expense associated with the Loan Agreement for the nine months ended September 30, 2023 was $1.1 million.

7. Shareholders’ Equity
Ordinary Shares
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through September 30, 2023, we sold 2,982,038 ADSs, resulting in $28.6 million in net proceeds.
During the nine months ended September 30, 2023, the Company issued in total 162,560 ordinary shares to settle share options exercised by employees and non-employees compared to 461,772 in the nine months ended September 30, 2022.
During the nine months ended September 30, 2023, a total of 65,563 restricted share units vested, of which 43,314 were issued and 22,249 were settled. During the nine months ended September 30, 2023, a total of 52,216 ordinary shares were issued in settlement of restricted share units, of which 8,902 were vested and not issued at December 31, 2022 and 43,314 vested and were issued during the nine months ended September 30, 2023.
During the nine months ended September 30, 2022, a total of 72,738 ordinary shares were issued in settlement of restricted share units, of which 57,875 were vested and not issued at December 31, 2021 and 14,863 vested and were issued during the nine months ended September 30, 2022.
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

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share, at a purchase price of $9.93 per ADS. The PIPE Warrants will become exercisable for a three year period beginning in February 2024.
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
As of September 30, 2023, the Company was authorized to issue a total of 1,441,493 ordinary shares underlying outstanding options granted under the 2017 Plan prior to the IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 5,460,391 shares as of September 30, 2023, of which 90,282 shares remained available for future grant.
The options granted in 2023 under the 2020 Plan to employees generally expire 10 years from the date of grant. There are three potential vesting conditions for the 2023 grants including: (i) 25% per year over four year service period, (ii) four year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years; and (iii) monthly vesting over four year service period.
During the nine months ended September 30, 2023 and 2022, the Company granted options to purchase 2,512,166 and 1,217,818 ordinary shares to employees and non-employees, respectively.

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

Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the nine months ended September 30, 2023 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2022	271,135	$12.23
Granted	175,750	$10.85
Vested	(65,563)	$12.03
Forfeited	(13,630)	$11.76
Unvested and Outstanding as of September 30, 2023	367,692	$11.62
As of September 30, 2023 and December 31, 2022, there was $3.5 million and $2.6 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 3.0 years, respectively. The exercise price of restricted share units is at a nominal value less than $0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,092,732	$13.55	8.38	$13,013
Granted	2,512,166	$9.78
Exercised	(162,560)	$0.01
Forfeited	(487,578)	$15.55
Outstanding as of September 30, 2023	6,954,760	$13.29	8.24	$11,406
Exercisable as of September 30, 2023	3,126,497	$12.44	7.40	$10,085
Unvested as of September 30, 2023	3,828,263	$13.98	8.95	$1,320
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $1.4 million and $5.5 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $7.85 and $10.29 per share during the nine months ended September 30, 2023, and 2022, respectively.
As of September 30, 2023 and 2022, there was $35.0 million and $30.7 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 2.7 years and 3.0 years, respectively.

Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the nine months ended September 30, 2023, and 2022 were as follows:

	Three Months Ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Expected option life (years)	5.51 years	6.08 years	5.81 years	5.94 years
Expected volatility	87.59%	81.40%	87.67%	80.72%
Risk-free interest rate	4.34%	2.70%	3.59%	2.15%
Expected dividend yield	—%	—%	—%	—%
Fair value of underlying ordinary shares	$8.88	$14.41	$10.40	$14.48

Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Research and development	2,303	1,936	6,745	5,558
General and administrative	2,144	1,568	6,334	4,252
Total share based compensation expense	$4,447	$3,504	$13,079	$9,810

9. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(33,389)	$(18,371)	$(85,932)	$(60,579)
Net loss attributable to ordinary shareholders - basic and diluted	$(33,389)	$(18,371)	$(85,932)	$(60,579)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	49,633,104	42,525,855	47,355,992	42,377,895
Net loss per share - basic and diluted	$(0.67)	$(0.43)	$(1.81)	$(1.43)
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the three and nine months ended September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Unvested restricted share units	367,692	226,395	367,692	226,395
Vested restricted share units, for which shares are not in issue	—	17,112	—	17,112
Share options	6,954,760	5,035,923	6,954,760	5,035,923
Warrants	16,170,972	—	16,170,972	—
	23,493,424	5,279,430	23,493,424	5,279,430

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
Soho, London, UK
In July 2021, the Company entered into a two-year operating lease with Fora Space Limited commencing on September 1, 2021. The noncancellable term was 24 months and there was no option to extend the lease. The residency fee per month was £136,200, and the Company paid a refundable deposit of £136,200 at the execution of the agreement, which was fully applied to the new leases refundable deposit at the end of the lease term.
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
The following table summarizes the Company’s costs included in its condensed consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered into through September 30, 2023 (in thousands):

	Nine Months ended September 30,
	2023	2022
Lease cost
Operating lease cost	$1,705	$1,718
Short-term lease cost	247	111
	$1,952	$1,829
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,689	$1,679
Right of use assets obtained in exchange for new operating lease liabilities	3,675	796
Weighted average remaining lease term (in years)	2.2	1.5
Weighted average discount rate	8.49%	4.96%
The following table summarizes the future minimum lease payments due under operating leases as of September 30, 2023, (in thousands):

December 31, 2023	547
December 31, 2024	2,172
December 31, 2025	1,489
December 31, 2026	220
December 31, 2027	55
Total future minimum lease payments	$4,483
Less: imputed interest	$(382)
Total	$4,101
11. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of September 30, 2023 or 2022.
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

12. Subsequent Events
In September 2023, the Company entered into a lease agreement for office space located in New York, New York, that was undergoing construction to get the space ready for use. The required improvements were subsequently completed in October 2023 and the space was made available for use, resulting in the lease commencing on October 9, 2023. The stated lease term is three years. Lease payments will be made on a monthly basis and increase approximately 3.5% each year over the lease term. The total commitment for lease payments over the stated term is $0.7 million. The lease agreement has a noncancellable lease term of 2 years due to a one-time termination option, which becomes effective following the two-year anniversary of the commencement date. If exercised, the Company would pay the landlord a termination fee equal to three months of the lease payments in effect at the time of termination.
On October 31, 2023, the Company terminated the membership agreement with WeWork for rentable office space in New York, NY. The Company is not required to pay any membership fees, for any period, following the termination date.

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

Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes, our initial public offering, or IPO, and our follow-on offering, of American Depositary Shares, or ADSs, representing our ordinary shares in September 2020 and May 2021, respectively. Through September 30, 2023, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million from sales of ADSs in our IPO and $154.8 million from sales of ADSs in our Follow-On Offering. In October 2021, we entered into a Sales Agreement with Cowen and Company, LLC, under which we may issue and sell from time to time up to $150.0 million of our ADSs at market prices, which we refer to as our ATM Facility. Through September 30, 2023 we sold 2,982,038 ADSs under our ATM Facility, resulting in $28.6 million in net proceeds. On June 30, 2023, we entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of a term loan of $30.0 million, which was funded on June 30, 2023 and two additional tranches of $10.0 million each, which subject to certain conditions may become available to us.

On August 16, 2023, we entered into a securities purchase agreement, pursuant to which we agreed to sell and issue in the PIPE (i) 16,076,750 ADSs and (ii) (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants.

COMPASS received $116.9 million in net proceeds, and will receive up to an additional approximately $159.6 million in gross proceeds if the PIPE Warrants are fully exercised. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants.

We have incurred significant operating losses since our inception. We incurred total net losses of $85.9 million and $60.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $347.1 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate and conduct our Phase 2 studies for anorexia nervosa and PTSD and, potentially including expanding into additional indications, and initiating preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Our ability to raise additional funds may also be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from fluctuating interest rates and rates of inflation and foreign exchange fluctuations, instability in the banking system, a potential government shutdown in the United States, potential recessions in any of the regions or countries in which we operate, geopolitical tensions from the ongoing war between Ukraine and Russia and the Israel-Hamas war and changing conditions resulting from public health crises. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of September 30, 2023, we had cash and cash equivalents of $248.0 million. We believe that our existing cash and cash equivalents, will be sufficient for us to fund our operating expenses and capital expenditure requirements into late 2025.

We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions
We continue to monitor current macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, the potential for a government shutdown in the United States, the risk of economic slowdown or recession in the United States and geopolitical tensions from the ongoing war between Ukraine and Russia and the Israel-Hamas war, for any potential impact that these or other events or conditions may have on our business.
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of:
• development costs, including expenses incurred under agreements with contract research organizations, or CROs, and contract management organizations, or CMOs, investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services, as well as manufacturing scale-up expenses and the cost of acquiring and manufacturing materials for preclinical studies and clinical trials and laboratory and trial site supplies and equipment;
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
Interest Expense
Interest expense relates to interest paid on debt.
Foreign exchange (losses)/gains
Foreign exchange (losses)/gains consist of foreign exchange impacts arising from foreign currency transactions, primarily related to the translation of intercompany balances as a result of a change in our functional currency, as well as bank balances held in a foreign currency
Benefit from Research and Development Tax Credit
Benefit from R&D tax credit consists of the R&D tax credit received in the UK, which is recorded within other income, net. As a company that carries out extensive research and development activities, we seek to benefit from the Small and Medium Enterprise, or SME, Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive income.
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the nine months ended September 30, 2023 and 2022. We expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
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
During the nine months ended September 30, 2023 and 2022, the Company recorded a tax provision of $0.4 million and $0.3 million, related to our income tax obligations of its operating company in the US, which generates a profit for tax purposes.

Results of Operations
Comparison For The Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months ended September 30,
	2023	2022	Change
OPERATING EXPENSES:
Research and development	$60,379	$45,259	$15,120
General and administrative	38,135	32,953	5,182
Total operating expenses	98,514	78,212	20,302
LOSS FROM OPERATIONS	(98,514)	(78,212)	(20,302)
OTHER INCOME, NET:
Other income, net	2,463	3,580	(1,117)
Interest expense	(1,080)	—	(1,080)
Foreign exchange gains	2,064	4,387	(2,323)
Benefit from R&D tax credit	9,521	9,982	(461)
Total other income, net	12,968	17,949	(4,981)
Loss before income taxes	(85,546)	(60,263)	(25,283)
Income tax expense	(386)	(316)	(70)
Net loss	$(85,932)	$(60,579)	$(25,353)
Research and Development
The table below summarizes our research and development expenses incurred for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months ended September 30,
	2023	2022	Change
Development expenses	$32,540	$22,190	$10,350
Personnel expenses	16,997	12,265	4,732
Non-cash share-based compensation expense	6,745	5,558	1,187
Other expenses	4,097	5,246	(1,149)
Total research and development expenses	$60,379	$45,259	$15,120
Research and development expenses increased by $15.1 million to $60.4 million for the nine months ended September 30, 2023, from $45.3 million for the nine months ended September 30, 2022. The increase in research and development expenses was primarily attributable to:
•an increase of $10.4 million in external development expenses, which primarily related to increases of $9.0 million in clinical trial expenses, $1.6 million in preclinical expenses and $0.1 million in drug development expenses, partially offset by a decrease of $0.3 million in digital expenses;
•an increase of $4.7 million in personnel expenses, primarily as a result of hiring additional personnel in our research and development departments to support the expansion of our digital, preclinical and clinical teams; and
•an increase of $1.2 million in non-cash share-based compensation expense due to increased staffing levels year over year; offset by:
•a decrease of $1.1 million in other expenses, which was primarily related to decreases in external consulting fees compared to the prior period.
We expect research and development expenses to continue to increase substantially in the near future, consistent with our plan to continue to advance our Phase 3 program for COMP360 psilocybin treatment in TRD.

General and Administrative
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023, and 2022 (in thousands):

	Nine Months ended September 30,
	2023	2022	Change
Personnel expenses	$14,219	$11,643	$2,576
Non-cash share-based compensation expense	6,334	4,252	2,082
Legal and professional fees	7,726	9,232	(1,506)
Facilities and other expenses	9,856	7,826	2,030
Total general and administrative expenses	$38,135	$32,953	$5,182
General and administrative expenses increased by $5.2 million to $38.1 million for the nine months ended September 30, 2023 from $33.0 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $2.6 million in personnel expenses, primarily due to an increase in staffing levels related to the hiring of additional personnel in general, administrative and commercial departments to support our growth initiatives;
•an increase of $2.1 million in non-cash share-based compensation expense due to increased staffing levels year over year; and
•an increase of $2.0 million in facilities and other expenses, primarily attributable to an increase of $0.8 million in banking fees, $0.7 million in expenses associated with our Centers of Excellence, $0.6 million in subscription and membership expenses and $0.3 million in rent and office related expenses, offset by a decrease of $0.4 million in company insurance expenses, offset by:
•a decrease of $1.5 million in legal and professional fees, primarily related to a decrease in advisory fees partially offset by increases in legal and accounting fees.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development growth initiatives.
Other Income, Net
Other income, net
Other income, net was $2.5 million for the nine months ended September 30, 2023 and $3.6 million for the nine months ended September 30, 2022. The decrease in other income primarily related to a gain on derivatives in the prior year, partially offset by increased interest income as a result of higher interest rates on cash deposits.
Interest expense
Interest expense was $1.1 million for the nine months ended September 30, 2023 and nil for the nine months ended September 30, 2022. The increase is related to the Loan Agreement with Hercules entered into on June 30, 2023.
Foreign exchange (losses)/gains
Foreign exchange gains decreased by $2.3 million to a gain of $2.1 million for the nine months ended September 30, 2023 from a gain of $4.4 million for the nine months ended September 30, 2022, primarily related to the translation of intercompany balances as a result of a change in functional currency and translation of bank balances held in a foreign currency. As our operating model and business develops we will continue to monitor and assess our legal entity structure, the predominant currency of our future cash outflows and the continuing impact of foreign exchange rates on our results of operations.
Benefit from Research and Development Tax Credit
During the nine months ended September 30, 2023 and 2022, we recognized an R&D tax credit in the UK as a benefit within other income, net of $9.5 million and $10.0 million, respectively. Research and development expenses increased, however, the tax credit receivable decreased by $0.5 million in 2023 compared to 2022 due to a reduction in the R&D tax relief rates. Up until April 1, 2023, the rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out. On and after April 1, 2023, the rates reduced to 18.6% and 12.1%, respectively.

Income tax expense
The income tax expense was $0.4 million for the nine months ended September 30, 2023 and $0.3 million for the nine months ended September 30, 2022. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.
Results of Operations
Comparison For The Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
OPERATING EXPENSES:
Research and development	$21,526	$13,977	$7,549
General and administrative	12,536	11,559	977
Total operating expenses	34,062	25,536	8,526
LOSS FROM OPERATIONS	(34,062)	(25,536)	(8,526)
OTHER INCOME, NET:
Other income, net	1,127	3,206	(2,079)
Interest expense	(1,080)	—	(1,080)
Foreign exchange gains	(1,997)	1,096	(3,093)
Benefit from R&D tax credit	2,685	2,983	(298)
Total other income, net	735	7,285	(6,550)
Loss before income taxes	(33,327)	(18,251)	(15,076)
Income tax expense	(62)	(120)	58
Net loss	$(33,389)	$(18,371)	$(15,018)

Research and Development
The table below summarizes our research and development expenses incurred for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Development expenses	$11,933	$5,694	$6,239
Personnel expenses	5,634	3,888	1,746
Non-cash share-based compensation expense	2,303	1,936	367
Other expenses	1,656	2,459	(803)
Total research and development expenses	$21,526	$13,977	$7,549

Research and development expenses increased by $7.5 million to $21.5 million for the three months ended September 30, 2023, from $14.0 million for the three months ended September 30, 2022. The increase in research and development expenses was primarily attributable to:
•an increase of $6.2 million in external development expenses, which primarily related to increases of $6.7 million in clinical trial expenses and $0.3 million in drug development expenses, offset by decreases of $0.5 million in pre-clinical expenses, $0.2 million in digital and $0.1 million in therapist training expenses;
•an increase of $1.7 million in personnel expenses, as a result of hiring additional personnel in our research and development departments to support the expansion of our digital, preclinical and clinical teams;
•an increase of $0.4 million in non-cash share-based compensation expense due to increased staffing levels year over year; offset by:

•a decrease of $0.8 million in other expenses, which was primarily related to lower external consulting fees.
We expect research and development expenses to continue to increase substantially in the near future, consistent with our plan to continue to advance our Phase 3 program for COMP360 psilocybin treatment in TRD.
General and Administrative
The following table summarizes our general and administrative expenses for the three months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Personnel expenses	$4,205	$4,381	$(176)
Non-cash share-based compensation expense	2,144	1,568	576
Legal and professional fees	2,275	2,810	(535)
Facilities and other expenses	3,912	2,800	1,112
Total general and administrative expenses	$12,536	$11,559	$977
General and administrative expenses increased by $1.0 million to $12.5 million for the three months ended September 30, 2023 from $11.6 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $1.1 million in facilities and other expenses, primarily attributable to an increase of $0.8 million in banking fees and $0.4 million in subscription and membership expenses, offset by a decrease of $0.1 million in company insurance expenses; and
•an increase of $0.6 million in non-cash share-based compensation expense due to increased staffing levels year over year; partially offset by:
•a decrease of $0.5 million in legal and professional fees, primarily related to a decrease in legal and advisory fees; and
•a decrease of $0.2 million in personnel expenses, primarily due to reductions in travel and employee benefit expenses;
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development growth initiatives.
Other Income, Net
Other income, net
Other income, net was $1.1 million for the three months ended September 30, 2023 and $3.2 million for the three months ended September 30, 2022. The decrease in other income primarily related to the gain on derivatives in the prior year, partially offset by increased interest income as a result of higher interest rates on cash deposits.
Interest expense
Interest expense was $1.1 million for the three months ended September 30, 2023 and nil for the three months ended September 30, 2022. The increase is related to the Loan Agreement with Hercules entered into on June 30, 2023.
Foreign exchange (losses)/gains
Foreign exchange (losses)/gains decreased by $3.1 million to a loss of $2.0 million for the three months ended September 30, 2023 from a gain of $1.1 million for the three months ended September 30, 2022, primarily related to the translation of intercompany balances as a result of a change in functional currency and translation of bank balances held in a foreign currency. As our operating model and business develops, we will continue to monitor and assess our legal entity structure, the predominant currency of our future cash outflows and the continuing impact of foreign exchange rates on our results of operations.
Benefit from Research and Development Tax Credit
During the three months ended September 30, 2023 and 2022, we recognized an R&D tax credit in the UK as a benefit within other income, net of $2.7 million and $3.0 million, respectively. Research and development expenses increased, however, the tax credit receivable decreased by $0.3 million in 2023 compared to 2022 due to a reduction in the R&D tax relief rates. Up until April 1, 2023, the rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out. On and after April 1, 2023, the rates reduced to 18.6% and 12.1%, respectively.
Income tax expense
The income tax expense was less than $0.1 million for the three months ended September 30, 2023 and $0.1 million for the three months ended September 30, 2022. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.
Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes and ADSs in our IPO and our Follow-On Offering. Through September 30, 2023, we had received net cash proceeds of $116.4 million from sales of our convertible preferred shares and convertible loan notes, $132.8 million in net proceeds from sales of ADSs through our IPO, $154.8 million in net proceeds from our Follow-On Offering and through September 30, 2023 we sold 2,982,038 ADSs, resulting in $28.6 million in net proceeds under our ATM facility. On June 30, 2023, we entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of a term loan of $30.0 million, which was funded on June 30, 2023 and two additional tranches of $10.0 million each, which subject to certain conditions may become available to us. On August 16, 2023, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell in a private placement ADSs and warrants to purchase additional ADSs. We received $125.0 million in gross proceeds, before deducting placement agent commissions and offering expenses, from the private placement of ADSs and accompanying PIPE Warrants, and will receive up to an additional approximately $159.6 million in gross proceeds if the PIPE Warrants are fully exercised for cash. The PIPE Warrants have an exercise price of $9.93 will be exercisable at the election of the investors beginning in February 2024 for a three-year period. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. We believe our existing cash and cash equivalents of $248.0 million at September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into late 2025.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Nine Months ended September 30,
	2023	2022
Net cash used in operating activities	$(69,594)	$(60,149)
Net cash used in investing activities	(64)	(489)
Net cash provided by financing activities	173,789	401
Effect of exchange rate changes on cash, cash equivalents and restricted cash	857	(39,879)
Net increase (decrease) in cash, cash equivalents and restricted cash	$104,988	$(100,116)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $69.6 million, primarily resulting from our net loss of $85.9 million in addition to a non-cash gain on foreign currency remeasurement of $1.8 million, offset by a non-cash share-based compensation expenses of $13.1 million, depreciation and amortization of $0.3 million, non-cash interest of $0.3 million and non-cash lease expenses of $1.5 million. The net loss was also adjusted by $2.9 million related to changes in components of working capital, including a $12.4 million decrease in prepaid expenses and other current assets which primarily related to the reclassification of certain prepaid research and development expenses to non-current assets and a $5.8 million increase in non-current assets, in addition to a $0.6 million increase in accounts payable which primarily relates to research and development invoices in the quarter, a $0.7 million increase in accrued expenses and other liabilities due to increased accrued compensation and benefit expenses, a $1.4 million increase in operating lease liabilities and a decrease in deferred and prepaid tax assets of $1.0 million.
During the nine months ended September 30, 2022, net cash used in operating activities was $60.1 million, primarily resulting from our net loss of $60.6 million offset by a non-cash loss on foreign currency remeasurement of $3.8 million, non-

cash share-based compensation expenses of $9.8 million, depreciation and amortization of $0.2 million, and non-cash lease expenses of $1.6 million. The net loss was also adjusted by $15.1 million related to changes in components of working capital, including a $30.1 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expenses, a $0.3 million increase in other assets related to a rental deposit receivable in respect of our previous London office in addition to increased implementation expenses, a $18.8 million decrease in accounts payable and accrued expenses primarily related to payment of bonuses and accrued clinical trial expenses, a $1.6 million increase in operating lease liabilities and a decrease in deferred and prepaid tax assets of $1.8 million.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $0.1 million and $0.5 million respectively, primarily attributable to our purchases of property and equipment, which largely consisted of lab and office equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $173.8 million, primarily related to proceeds from the issuance of ordinary shares through our ATM facility of $28.1 million, net proceeds from our PIPE offering of $116.9 million, net proceeds from issuance of long term debt of $29.6 million and $0.2 million proceeds from issuance of shares under the employee share purchase plan. The net cash provided was offset against $0.8 million payment of issuance cost of long term debt and $0.2 million in relation to withholding tax on stock awards in 2023, compared to $0.4 million during the nine months ended September 30, 2022, primarily related to the proceeds from exercise of options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
As discussed in Note 2, on January 1, 2023, COMPASS Pathways plc and our wholly owned subsidiary, COMPASS Pathfinder Holdings Limited, adopted the U.S. dollar as our functional currency.
During the nine months ended September 30, 2023, the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange gain of $0.9 million primarily driven by an increase in GBP:USD exchange rates from period to period, resulting in an exchange gain on balances which are held in an entity with a Pound Sterling functional currency and translated to U.S. dollars, the reporting currency.
During the nine months ended September 30, 2022, the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange loss of $39.9 million, primarily driven a decrease in GBP:USD exchange rates from period to period, resulting in exchange losses on cash balances which were held in multiple entities with Pound Sterling functional currencies and translated to U.S. dollars, the reporting currency.
Funding Requirements

We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we advance our Phase 3 clinical program of COMP360 in TRD, continue to advance the preclinical activities, manufacturing and Phase 2 clinical trials of COMP360. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, audit, investor relations and other expenses. Our expenses will also increase as we:

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
We believe our existing cash of $248.0 million at September 30, 2023, will be sufficient for us to fund our operating expenses and capital expenditure requirements into late 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
•the impact of macroeconomic events, including, among others, heightened and fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the United States; and
•the costs of operating as a public company.
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
There have been no material changes in our significant accounting policies or critical accounting estimates during the first nine months of 2023. For a complete discussion, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K.

Smaller Reporting Company Status
We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we may take advantage of certain of the scaled disclosures available to smaller reporting companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation and an exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures. As a smaller reporting company with annual revenues of less than $100.0 million and a non-accelerated filer, we are also not required to provide an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will be able to take advantage of these scaled disclosures and exemptions for so long as (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our most recent second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our most recent second fiscal quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk exposures that affect the disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors as well as the other information included in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. The summary of the material risks associated with our business is included in the “Special Note Regarding Forward-Looking Statements” on page 4 above.
Risks Related to Our Financial Position and Need for Additional Capital
We are a clinical-stage biotechnology company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $91.5 million for the year ended December 31, 2022 and we incurred total net losses of $85.9 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $347.1 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access, commercialization and business development activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. If the PIPE Warrants are exercised in full for cash, we would receive an additional $159.6 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $248.0 million as of September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements until late 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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
•the costs involved in growing our organization to the size needed to prepare for the potential commercialization of our investigational COMP360 psilocybin treatment and any future therapeutic candidates, including increasing personnel costs;

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

•the time and costs involved in generating and collecting data and advancing and defending our intellectual property portfolio, including the costs involved in filing patent applications and maintaining and enforcing patents or defending against claims of infringements or invalidity raised by third parties;
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
•the impact of macroeconomic events, including, among others, heightened and fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the United States; and
•the costs of operating as a public company.
Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, lower prices for many securities, heightened and fluctuating inflation and interest rates and concerns about potential recessionary factors may affect our ability to raise additional funding through the exercise for cash of the PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, the Israel-Hamas war, heightened and fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the potential for a government shutdown in the United States, the risk of economic slowdown or recession in the United States or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

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
The PIPE Warrants may not be exercised.
The holders of the PIPE Warrant are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three year period beginning in February 2024 and have an exercise price of $9.93, which is higher than the current trading price of our ADSs. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs. In addition, the PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants, in which case we would not receive any additional proceeds. If the PIPE Warrants are not exercised for cash, or only a portion of the PIPE Warrants are exercised for cash, we would need to obtain additional funding from other sources and may need to raise funds earlier than expected. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Adequate additional financing may not be available to us on acceptable terms or at all.
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
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the PIPE Warrants were exercised, we would issue 16,076,750 ADSs which would result in dilution to our shareholders. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain a minimum cash balance of $22.5 million and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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
The second tranche of term loans under our Loan Agreement with Hercules, in an amount up to $10.0 million, may only be drawn, subject to the achievement of specified performance milestones related to satisfaction of the protocol specified primary endpoint from our Phase 3 COMP005 clinical trial and the satisfaction of customary conditions. The second tranche is only available through the earlier of: (a) 30 days following achievement of certain performance milestones and (b) December 15, 2024. The third tranche of term loans under Loan Agreement, in an amount up to $10.0 million, is available solely at the lender’s discretion and is only available during the interest-only period. If these milestones and conditions are met, each of the remaining tranches may be borrowed in up to two drawings of a minimum of $5.0 million each. Without the achievement of the required clinical milestones and satisfaction of certain customary conditions, we will not be eligible to draw additional funds under the second tranche. If we do not receive approval from Hercules’ investment committee, which is beyond our control, we will not be eligible to draw funds under the final remaining tranche under our Loan Agreement and will not realize the full benefits of our Loan Agreement. If we are unable to draw down additional funding under the terms of the Loan Agreement, our business, financial condition and results of operation may be harmed and we may be required to seek out alternative financing sources which may have less favorable terms.

Our operating activities may be restricted as a result of covenants related to our Loan Agreement, which could have a material adverse effect on our business, financial condition and results of operation.
On June 30, 2023, we entered into a Loan Agreement with Hercules for an aggregate principal amount of up to $50.0 million, of which the first tranche of $30.0 million was funded at closing. Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. These covenants may adversely affect our ability to raise funds or enter into license agreements or strategic transactions in the future. For example, if we were to seek additional sources of debt financing in the future and indebtedness under the Loan Agreement is outstanding, we would be required to seek the consent of Hercules in order to raise such additional funds. Additionally, there is a financial covenant requiring us to maintain at least $22.5 million of cash in accounts subject to a control agreement in favor of Hercules during the period commencing on July 1, 2024 (which date is subject to adjustment if certain performance milestones are met) and at all times thereafter, provided that if we have achieved certain performance milestones, the minimum cash covenant shall not apply on any day that our market capitalization is at least $750.0 million measured on a consecutive 15-calendar day period immediately prior to such date of measurement and tested on a daily basis. We need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Our business may be adversely affected by these restrictions on our ability to operate our business, financial condition and results of operations.

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
Even if we were to successfully obtain approval from the FDA, the EMA, the MHRA and foreign regulatory authorities for COMP360, any approval might contain significant limitations related to use, as well as restrictions for specified age groups, warnings, precautions or contraindications, such as a black box warning for increased risk of suicidal thoughts and behaviors. Furthermore, even if we obtain regulatory approval for COMP360, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize including securing availability of third-party therapy sites for the appropriate administration of our investigational COMP360 psilocybin treatment, secure adequate manufacturing, train and secure access to qualified therapists, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize our investigational COMP360 psilocybin treatment, we may not be able to generate sufficient revenue to continue our business.
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
We may experience delays in completing our Phase 3 clinical program of COMP360 psilocybin treatment in TRD, completing our ongoing Phase 2 clinical trials in anorexia nervosa and PTSD and initiating or completing additional clinical trials. For example, we experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa, which resulted in a delay and amendments to our trial protocols and adjustments to our procedures. To address these challenges, we amended the trial protocol and adjusted our procedures. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including:
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process, including during Phase 3 pivotal trials, and, because our investigational COMP360 psilocybin treatment is our only product in clinical development, there is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in managing late-stage clinical trials; our Phase 3 pivotal trials for COMP360 in TRD represent our first pivotal trials and we may not able to successfully execute our Phase 3 pivotal trials.

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
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions. For example, we cannot be certain of the impact on our therapeutic candidates of the draft legislation in the European Union related to pharmaceutical product development and marketing published by the European Commission in April, which, once approved, will replace the current European Union regulatory framework for medicines. We are conducting a Phase 3 clinical program for COMP360 in TRD. We have Breakthrough Therapy Designation and have had dialogue with FDA regarding our Phase 3 trial design, including certain protocol amendments that we implemented in the first half of 2023. We anticipate having on-going dialogue with FDA throughout the conduct of the Phase 3 trials. In June 2023, the FDA published draft guidance regarding the nonclinical, clinical and safety considerations, as well as abuse potential assessment and risk mitigation and public health considerations for conducting trials for psychedelics, such as psilocybin. We believe our Phase 3 clinical program reflects the key principles set forth in the draft guidance. We continue to conduct our Phase 3 clinical program in accordance with our previously announced study design. However, FDA may disagree with our study design or conduct, and may make recommendations or request changes in the design or conduct of our pivotal programs that may require us to conduct additional clinical trials or otherwise delay our Phase 3 clinical program or may impact the review process for our new drug application for COMP360. It is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
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
The results of future clinical studies may show that COMP360 or any future therapeutic candidates cause undesirable or unacceptable side effects or even death. For example, there were a number of serious treatment emergent adverse events reported with the results of our Phase 2b clinical trial in TRD. In addition, there may be serious adverse events reported in healthy volunteer studies. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of COMP360 or any future therapeutic candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to psilocybin, certain clinical trial participants, including volunteers, may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. For example, the population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions to impact the effectiveness of our investigational COMP360 psilocybin treatment which may cause the percentage of patients, if any, that go into remission to fluctuate. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin treatment. In addition, certain diseases or conditions that we decide to target may present increased or unique challenges in clinical development. For example, drug development for anorexia nervosa is not well understood, and we have experienced challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. We learned from our experience and made amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. These amendments may delay our clinical development and increase our costs. Even with these protocol amendments, we anticipate some recruitment challenges may continue based on this patient population and the challenges with clinical study conduct. Moreover, these increased or unique challenges could ultimately impact our ability to seek and obtain regulatory approval in these conditions.
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
In addition, any negative results we may report in clinical trials of COMP360 or any future therapeutic candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial of COMP360 or any future therapeutic candidates will likely increase our costs, slow down COMP360 approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP 360 psilocybin treatment and generate revenue. We have experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. To address these challenges, we made amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. Even with these protocol amendments, we anticipate some recruitment challenges may continue based on this patient population and the challenges with clinical study conduct. As a result of these challenges, our original expectations regarding the timing of a data readout from this trial was pushed back. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates.

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
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the United States, there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal medical use of “psilocybin products,” including naturally-derived psilocybin substances, to treat mental health conditions in licensed facilities with supervision by licensed facilitators. Oregon psilocybin service centers opened and licensed facilitators began offering psilocybin services to adults over the age of 21 in January 2023. In November 2022, voters in Colorado approved a ballot measure legalizing the use of naturally-derived psilocybin and psilocin in state-regulated centers under the supervision of state-licensed facilitators. Some cities have also been passed measures that decriminalizes or minimizes enforcement actions for psilocybin, including, for example, Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), Northampton, Massachusetts (April 2021), Seattle, Washington (February 2022), San Francisco, California (September 2022) and Portland, Maine (October 2023). The legalization of psilocybin without regulatory oversight or with minimal regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.

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

The SME R&D tax relief regime has been reduced such that for qualifying expenditure from April 1, 2023 the effective credit decreased from 33.3% to 18.6%. For subcontracted expenditure, as there is a restriction to 65% of costs, the effective credit decreased from 21.7% to 12.1%. This will impact the level of repayable credit that can be claimed. However, new rules were announced in the Finance Bill 2023 for an enhanced rate of relief for R&D intensive companies, which would be 27.0% for qualifying expenditure and 17.5% for qualifying subcontracted expenditure. The legislation is not yet final, and therefore the Company is unable to determine whether they would meet the criteria for the enhanced rate of relief until the final legislation and more detailed guidance has been published.
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
We expect that changes and challenges to the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any future approved product. For example, the Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services, or HHS, rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that is challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
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
Further, if any of our Centers for Excellence conduct clinical studies, we may face risks relating to operating a clinical trial site. Such risks may include, but are not limited to, research misconduct and patient injury. In addition, we may end up possessing a large amount of individually identifiable health information. Such activities are subject to a wide variety of laws, such as the Health Insurance Portability and Accountability Act, or HIPAA.
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
We and any potential collaborators may be subject to U.S. federal and state data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, which are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economics and Clinical Health, or HITECH. To the extent that we act as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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
At the federal level, a comprehensive federal data privacy bill, the American Data Privacy and Protection Act, has been proposed and, if passed, will further change the privacy and data security compliance landscape. This proposed legislation, if passed, would help to streamline certain of our privacy obligations, but would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the United States. In addition, the SEC adopted cybersecurity rules that go into effect in December 2023 that require, among other things, increased monitoring and reporting of data security incidents.

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
Our clinical trial activity conducted within the Member States of the European Environment Agency, or EEA, is regulated by the General Data Protection Regulation, or GDPR. The collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) (i) regarding individuals in the EU, and/or (ii) carried out in the context of the activities of our establishment in any EU Member State, is subject to the GDPR, as well as other national data protection legislation in force in relevant Member States.
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
Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for COMP360, any future therapeutic candidates and associated psychological support, digital tools, methods used to manufacture the underlying drug substances, and the methods for treating patients using those substances, or on licensing in such rights. Failure to obtain, maintain, protect, enforce or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our investigational COMP360 psilocybin treatment and any future therapeutic candidates. We also rely on trade secrets and know-how to develop and maintain our proprietary and intellectual property position. Any failure to protect our trade secrets and know-how could adversely affect our operations and prospects.
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
To protect this type of information against disclosure or appropriation by third parties and our competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements with us. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or confidential know-how. Also, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our trade secrets and confidential know-how to our competitors and other third parties or breach such agreements, and we may not be able to obtain an adequate remedy for such breaches. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is difficult, expensive, time-consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Furthermore, if a competitor or other third party lawfully obtained or independently developed any of our trade secrets or confidential know-

how, we would have no right to prevent such competitor or other third party from using that technology or information to compete with us, which could harm our competitive position. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.
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
We rely on the protection of our intellectual property in various jurisdictions. Changes in patent laws in the U.S. and other jurisdictions could cause us to lose protection over certain of our patents and therefore impair our ability to protect our future product candidates. For example, in the U.S., recent decisions raise questions regarding the award of patent term adjustment for patents in families where related patents have issued without a patent term adjustment. Thus, it cannot be said with certainty how a patent term adjustment award will or will not be viewed in future and whether patent expiration dates may be impacted. The complexity and uncertainty of European patent laws have also increased in recent years. For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
Although the U.S. federal government has declared an end to the Public Health Emergency related to the COVID-19 pandemic, the COVID-19 pandemic and policies and regulations previously implemented by governments in response to the COVID-19 pandemic have had a significant impact in the past, both directly and indirectly, on global businesses and commerce, and indirect effects may continue. For example, the COVID-19 pandemic resulted in indirect effects such as worker shortages and supply chain constraints that significantly impacted segments of the economy. Other global health concerns could also result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate.

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
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. For example, our chief financial officer recently resigned and we are in the process of searching for a new chief financial officer. If we are not successful in appointing a new chief financial officer in a timely manner and managing this leadership transition or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which recently published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin to treat mental health illnesses, including TRD. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
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
•the trading volume of our ADSs on Nasdaq, including the sale of ADSs held by holders from our PIPE offering or the exercise of the PIPE Warrants;
•sales of our ADSs by us, members of our senior management and directors or our shareholders or the anticipation that such sales may occur in the future;
•general market conditions in the pharmaceutical industry or in the economy as a whole;
•general economic, political, geopolitical and market conditions, including the recent fluctuations in inflation in the United States, U.K. and Europe, and overall market volatility in the United States or the UK as a result of, among other factors, macroeconomic conditions and the ongoing war between Russia and Ukraine, the Israel-Hamas war or similar events; and

•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $6.54 to an intraday high of

$61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through September 30, 2023. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.

The number of shares registered for sale by certain selling stockholders is significant in relation to the number of our outstanding ordinary shares.
We have filed a registration statement to register 40,089,163 ADSs, representing 40,089,163 ordinary shares offered for sale into the public market by the selling securityholders named in the registration statement. The registration statement covers (i) 16,076,750 ADSs, representing 16,076,750 ordinary shares, originally issued in the PIPE, which may be resold in the public market immediately without restriction, (ii) 7,935,663 ADSs, representing 7,935,663 ordinary shares, pursuant to ATAI’s demand notice and (iii) up to an additional 16,076,750 ADSs, representing 16,076,750 ordinary shares, which may be resold in the public market without restriction following the exercise, if any, of the PIPE Warrants. These shares represent a large number of our ADSs, and if a large part or all of such shares are sold in the market all at once or at about the same time, that could depress the market price of our ADSs and could also affect our ability to raise additional equity capital.

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
Based upon our ordinary shares outstanding as of September 30, 2023, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 39.5% of our ordinary shares and ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
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

We qualify as a “smaller reporting company,” because the market value of our stock held by non-affiliates was less than $250.0 million as of June 30, 2023, and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We will reassess our status each year on the last business day of the second quarter and may continue to take advantage of certain scaled disclosures available to smaller reporting companies for so long as (i) our voting and non-voting shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. As a smaller reporting company, we may take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our ADSs and the price of our ADSs may be more volatile.

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

Our results of operations have in the past and could in the future be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States and UK, have been affected from time to time by economic downturns or recessions, government shutdowns supply chain constraints, heightened and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine or Gaza and Israel, the ongoing conflicts and any further escalation of geopolitical tensions related to these conflicts, including the imposition of sanctions by the United States and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates, increased probability of a recession and increased volatility in financial markets. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.

A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency for our wholly-owned U.K. operating subsidiary is the Pound Sterling, and we report our financial results in U.S. dollars. For example, inflation rates, particularly in the United States, have seen increased levels compared to recent history. Elevated inflation may result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and geopolitics, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, fluctuating interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, the turmoil in the banking system in early 2023 with the appointment of the FDIC as a receiver for several U.S. banks increased market volatility. Due to these and other macroeconomic factors, many observers believe there is a risk of a recession occurring in the United States, and perhaps in other major global economies. These developments may adversely affect our business, financial condition and results of operations.

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
Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:
•economic weakness, including heightened and fluctuating inflation and interest rates, political instability, including foreign conflicts and the possibility of a government shutdown in the United States, and the emergence of any future public health crisis or any future mitigation efforts and current or future economic effects;
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1 to July 31, 2023	—	—	—	—
August 1 to August 31, 2023	8,951.00	$8.95	—	—
September 1 to September 30, 2023	—	—	—	—
Three Months Ended September 30, 2023	8,951.00	$8.95	—	—
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
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Form of Warrant.	Form 8-K	001-39522	4.1	8/16/2023
10.1	Securities Purchase Agreement, dated August 6, 2023, by and among the Company and the Purchasers.	Form 8-K	001-39522	10.1	8/16/2023
10.2*	Lease Agreement between Azul NYC LLC and COMPASS Pathways, Inc. dated September 28, 2023.
10.3#	Separation Agreement dated October 24, 2023 by and between the Company and Michael Falvey	Form 8-K	001-39522	10.1	10/26/2023
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

COMPASS PATHWAYS PLC

Date:	November 2, 2023	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ Mary-Rose Hughes
Mary-Rose Hughes
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)