Form 10-K
period 2023-12-31
COMPASS Pathways plc
filed 2024-02-29
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

⊠ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the most recently completed second fiscal quarter, was $215.7 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The registrant had 64,227,371 shares of common stock outstanding as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-K are based upon information available to our management as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the timing, progress and results of our Phase 3 clinical program for treatment-resistant depression, or TRD and our other clinical trials of investigational COMP360 psilocybin treatment, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, our expectations regarding results of discussions with the Food and Drug Administration, or FDA, regarding our trial design and protocols, and our expectations regarding the periods during which the results of our clinical trials will become available;
•our estimates regarding our expenses, capital requirements, the sufficiency of our cash resources, our expected cash runway and needs for and ability to raise additional financing;
•the potential for all of the warrants issued in our private placement financing in August 2023, or the PIPE Warrants, to be exercised in full for cash, and any expected proceeds from the exercise of the PIPE Warrants, including the risk that the pending exercises of certain PIPE Warrants for approximately $8.9 million in proceeds will not settle;
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
•our ability to identify new indications for COMP360 beyond our current primary focus on TRD, post-traumatic stress disorder, or PTSD and anorexia nervosa;
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
•our expectations regarding potential benefits of our investigational COMP360 psilocybin treatment and our treatment approach generally;
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
•our ability to meet milestones to draw down additional amounts in accordance with the terms of our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, and our ability to comply with the operating and financial covenants in our Loan Agreement;
•the effect of global financial and economic conditions and geopolitical events, including instability in the banking system, fluctuating interest rates and inflation, and foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of economic slowdown or recession in the United States, overall market volatility in the United States or the United Kingdom, including as a result of, among other factors, the ongoing war between Russia and Ukraine, the Israel-Hamas war, a potential government shutdown in the United States, the upcoming presidential election in the United States. or similar events, on our business;
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
•COMP360 is, and any future therapeutic candidates we may develop may be, subject to controlled substance laws and regulations in the jurisdictions where our products, if approved, may be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, or changes in these laws and regulations may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. In addition, during the review process of COMP360, and prior to any potential approval, the FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential, which may delay approval and any potential rescheduling process;
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
•Our business and commercialization strategy for our investigational COMP360 psilocybin treatment depends on our ability to identify, qualify, prepare, and support third-party treatment centers. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed;
•We currently rely on specially trained therapists working at third-party clinical trial sites to administer our investigational COMP360 psilocybin treatment in our clinical trials and we expect this to continue upon approval, if any, of COMP360 or any future psychedelic-based drug candidates. If third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed;
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
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Economic uncertainty and worsening or deteriorating global economic conditions and volatile financial market conditions in the United States or the United Kingdom, as a result of, among other factors, instability in the banking system, fluctuating inflation and interest rates, the risk of economic slowdown or recession or a government shutdown in the United States, the upcoming presidential elections in the United States and the ongoing war between Russia and Ukraine, the Israel-Hamas war or similar events, may materially and adversely affect our business, including our ability to raise capital and our financial results;
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
•Our business is subject to economic, political, regulatory and other risks associated with international operations; and
•We may face business interruptions, data loss, unauthorized access to or disclosure of personal health information or other personally identifiable information, failures or significant downtime of our information technology systems, negative publicity or reputational damage resulting from cyber-attacks on our systems or other cybersecurity incidents.

PART I
ITEM 1. BUSINESS
Overview
We are a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health. We are motivated by the need to find better ways to help and empower people suffering with mental health challenges who are not helped by existing treatments, and are pioneering the development of a new model of psilocybin treatment, in which our investigational COMP360 psilocybin is administered in conjunction with psychological support, which we refer to as COMP360 psilocybin treatment. COMP360 is our proprietary psilocybin formulation that includes our pharmaceutical-grade polymorphic crystalline psilocybin, optimized for stability and purity.
We believe that our COMP360 psilocybin treatment - combining COMP360 psilocybin with psychological support from specially trained therapists - could offer a new approach to treatment of serious mental health conditions, including treatment-resistant depression, or TRD, a subset of major depressive disorder, or MDD, post-traumatic stress disorder, or PTSD, and anorexia nervosa.
Our initial focus is on TRD, comprising patients who are inadequately served by the current treatment paradigm. In 2018, we received Breakthrough Therapy designation from the FDA for COMP360 for the treatment of TRD. In November 2021, we announced positive top-line results from our Phase 2b clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine, the world’s leading peer-reviewed medical journal, published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin treatment clinical trial completed to date. The objective of the Phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The results from the 233-participant trial showed a rapid and sustained response for patients receiving a single 25mg dose of COMP360 psilocybin administered with psychological support, with 29.1% of participants in remission by week 3 (p<0.002). The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
At the beginning of 2023, we commenced our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in our Phase 2b trial (n=233). We expect to report top-line data in the fourth quarter of 2024.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase treatment responders and whether a second dose can improve responses observed in our Phase 2b trial and to explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. We expect to report top-line data by mid-2025.
• The primary endpoint in both pivotal trials is the change from baseline in the MADRS (Montgomery-Åsberg Depression Rating Scale) total score at week 6.
Beyond TRD, we have ongoing Phase 2 trials in PTSD and anorexia nervosa. We also provide support to research institutions conducting investigator-initiated studies, or IISs, with COMP360 psilocybin in areas of serious unmet need. These are signal-generating studies that we believe may provide signals for new potential indications that we can explore further and may bring into our development pipeline. For example, the University of California San Diego School of Medicine completed an IIS of COMP360 psilocybin in anorexia nervosa and presented positive data from this study at the Society of Biological Psychiatry Annual Meeting in May 2022. Based on the data generated in this IIS, we decided to proceed with a Phase 2 clinical trial for anorexia nervosa. Additional IIS studies are underway in a number of other indications including autism, suicidal ideation and severe TRD.

The need for innovation in mental health care is significant, given that the current treatment paradigm is ineffective for millions of people. Our vision is a world of mental wellbeing – a world in which mental health isn’t simply the absence of mental illness, but the ability to flourish. We want to help reduce the stigma surrounding mental health, to acknowledge that “everyone has a story,” and to create a system of care for all who are not helped by the existing system and existing therapies.
Our Strategy
Our mission is to accelerate patient access to evidence-based innovation in mental health. Key elements of our strategy to achieve this include:

•Advance our Phase 3 registrational program for our investigational COMP360 psilocybin treatment for the treatment of TRD. In 2021, we completed a randomized, controlled Phase 2b clinical trial in 233 TRD patients, in 22 sites across North America and Europe and a Phase 2 exploratory trial in 19 TRD patients. We announced positive top-line results from these trials in November and December 2021. The results from our Phase 2b clinical trial were published in the New England Journal of Medicine in November 2022. We commenced our Phase 3 registrational program and expect to report top-line data from our COMP005 study in the fourth quarter of 2024 and from our COMP006 study in mid-2025.
•Expand our investigational COMP360 psilocybin treatment into new indications. We believe that our investigational COMP360 psilocybin treatment may confer beneficial effects in other areas of high unmet need in mental health. We are conducting Phase 2 trials evaluating COMP360 psilocybin treatment in PTSD and anorexia nervosa. In addition, we are generating preclinical and clinical data to further our mechanistic understanding and explore the potential benefits of our COMP360 psilocybin treatment in other indications. We are performing some of these studies ourselves and some through collaborations with academic institutions, including through IISs. The outcomes of these studies will help inform which indications we may pursue.
•Explore other compounds to address areas of unmet need. Our internal discovery efforts are focused on value propositions that meet unmet patient needs and ensure differentiation against our COMP360 psilocybin treatment and the broader competitive landscape. Ongoing research on prodrug development has led to a number of potential candidate leads being identified that we plan to continue through further research-based development. The outcomes of these studies will help inform which compounds and drug candidates we may pursue.
•Maximize the reach and value of our investigational COMP360 psilocybin treatment by creating a new model for mental health care. We retain global development and commercialization rights for our investigational COMP360 psilocybin treatment and are developing a commercial rollout plan in the event we are granted approval from regulatory authorities, working with payors to enable reimbursement and with health systems to enable broad patient access. We engage with the broader healthcare ecosystem to drive innovation in research in mental health and inform models for delivery for COMP360 psilocybin, including to gather evidence to optimize our therapy model, training of therapists, and prototype digital technology solutions to improve patient experience and outcomes. We established a Center of Excellence, with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics, in Baltimore, Maryland and The Center for Mental Health Research and Innovation with King’s College London and South London and Maudsley NHS Foundation Trust, or SLaM. Recently, we entered into research collaborations with Hackensack Meridian Health, a leading not-for-profit health care organization in New Jersey, and Greenbrook TMS, which operates through 130 company-operated treatment centers throughout the United States, to research and investigate models for the delivery of scalable, commercial COMP360 treatment within healthcare systems, assuming FDA approval.
•Use digital technology to improve access to and the impact of our investigational COMP360 psilocybin treatment. We are exploring ways to use digital technology to make our treatment delivery model more scalable, and to improve patient experience and outcomes. We plan to build upon the technologies we are deploying during our clinical trials, including our myPathfinder app, which is designed to help patients prepare for their COMP360 psilocybin treatment experience, and Therapist COMPanion a web-based “shared knowledge” interactive platform to complement our face-to-face and clinical therapist training. We are also developing Chanterelle, our AI (which we refer to as Augmented Intelligence as well as Artificial Intelligence) and analytics solution through which we aim to generate novel insights into the predictors and drivers of therapeutic outcomes, the patient experience, and therapist performance. We believe this may enable us in the future to offer a personalized, preventative and predictive care model.

Our Pipeline

The following table summarizes the status of our pipeline:

Investigational COMP360 Psilocybin Treatment
We are developing our investigational COMP360 psilocybin treatment for the treatment of a range of mental health conditions, with an initial focus on TRD. There is a large unmet need for new therapies to improve the response rate and durability of response for patients suffering with TRD. We believe our investigational COMP360 psilocybin treatment, if successfully developed and approved, represents a promising therapeutic option for TRD, as well as potentially for other mental health and neurological conditions, including PTSD and anorexia nervosa.
TRD
TRD is a subset of MDD. MDD is a condition characterized by a persistent feeling of sadness and heightened negative emotions. It is considered a unipolar condition, suggesting a distinction between MDD and bipolar depression, the latter of which is often associated with an emotional state fluctuating between depression and hypomania or mania. MDD is a chronic, relapsing, recurring and serious mental health condition associated with high mortality rates, morbidity and diminished quality of life. The World Health Organization, or WHO, estimates as of 2023 that approximately 280 million people worldwide are suffering with MDD.
Due to the limitations of existing treatments, nearly one-third of those suffering with MDD are not adequately helped after two or more existing depression treatments. This condition is referred to as TRD. TRD has greater economic and societal cost than non-TRD MDD. TRD patients are often unable to perform daily tasks, are more likely to receive disability or welfare benefits and more frequently have co-occurring conditions compared with non-TRD MDD patients. In several studies, the direct medical costs for patients with TRD were significantly higher than those for non-TRD MDD patients, driven by, among other factors, increased rates of hospitalization and longer average hospital stays. Patients with TRD have a higher all-cause mortality compared with non-TRD MDD patients.
Patients suffering with depression are treated through a variety of approaches, each of which can have significant shortcomings in certain subsets of patients. Most pharmacotherapies for depression employ the same mechanism of action, targeting the modulation of the brain’s neurotransmitter monoamine levels, and have exhibited limited efficacy in a significant portion of patients and can result in high relapse rates. There are only two pharmacotherapies specifically approved for TRD in the US: esketamine, and a combination of olanzapine (an atypical antipsychotic) and fluoxetine (a selective serotonergic reuptake inhibitor). Esketamine was approved in 2019 by the FDA. Mixed efficacy and limited durability were observed in clinical trials, as well as potential side effects, including dissociation and cognitive impairment. The olanzapine-fluoxetine combination has also shown mixed efficacy and can commonly lead to side effects such as dizziness, drowsiness and weight gain. In addition to pharmacotherapies, various forms of somatic intervention are also used, although these treatments tend to be invasive and/or onerous, and there is limited data supporting their long-term benefit. Psychotherapy is another common treatment approach, but it requires a significant time commitment and is subject to large variability in availability and administration. Despite the range of treatments and therapies currently available for depression, patients suffering with TRD continue to be underserved, prolonging a significant health, social and economic burden. We believe patients suffering with TRD need a paradigm-shifting treatment that can deliver rapid and sustained relief of their depression.

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

Limitations of Existing Therapies for Depression
Because depression has biological, social, psychological, environmental, genetic, and stress-related determinants, many of which co-occur, treatment options are wide-ranging and often combined. Current pharmacological and non-pharmacological treatments, such as antidepressants and psychotherapy, respectively, are well-established and efficacious for a subset of MDD patients. However, many patients experience relapses. Clinicians lack high-quality evidence and often rely on a trial-and-error approach, course correcting as patients experience these relapses or difficult side effects. Experts are beginning to recommend a shift to more multi-modal treatments where different types of therapy are delivered concomitantly (i.e., a mix of pharmacotherapy, psychological/behavioral, and device interventions).
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

The following table includes representative ranges and approximate costs in the U.S. market for existing treatments of depression as well as their methods of delivery.

Therapy	Route	Frequency and duration	Strategy ¹	Reimbursement ²	Approximate annual cost per patient ³
Antidepressants: SSRI/SNRI*	Oral	1/day, chronic	Mono/ Adjunctive therapy	Broad	$12 - $8,300
Atypical antipsychotics	Oral	1/day - chronic	Adjunctive therapy	Broad	$55 - $20,700
CBT	Face-to-face or online	10-20 sessions, 3-4 months	Mono/ Adjunctive therapy	Broad	Averaging $1,000
Esketamine	Intranasal	25 - 50 sessions/year, under supervision of a healthcare professional	Adjunctive therapy	Limited	$33,000 - $45,000
Ketamine**	Intravenous	25 - 30 administrations	Adjunctive therapy	No	$2,500 - $5,000
rTMS	Magnetic brain stimulation without anesthesia	5 sessions/ week, 6 - 7 weeks (30 - 35 sessions)	Mono/Adjunctive therapy	Limited	$6,000 - $12,000
ECT	Electric brain stimulation under anesthesia	3 sessions/ week, 4+ weeks	Mono/Adjunctive therapy	Limited	$15,000 - $30,000
VNS	Electric pulses sent to the brain	Duration varies from patient to patient – stimulator must first be implanted and given at a starting low dose every 5 minutes from day to night	Mono/Adjunctive therapy	Limited	$40,000 - $45,000 for surgical implementation (excluding costs of post-operative device adjustments)
DBS	Electrical impulses to the brain through implanted electrodes	3-6 hour operations; follow up visits	Mono/Adjunctive therapy	Limited	$200,000 - $250,000 for surgical implementation (excluding costs of battery replacements required every 12-24 months costing ~$95,000 for hardware replacement and surgery)
_____________
Key: orange: established common pharmacotherapies for depression; blue: common psychotherapy for depression; grey: novel pharmacotherapies for depression; green: somatic therapies for depression
*SSRI = selective serotonergic reuptake inhibitor; SNRI =serotonergic norepinephrine reuptake inhibitor; ** Ketamine is prescribed off-label and is not approved for the treatment of depression
1. Based on a year of treatment, 150mg/day, augmentation with fluoxetine for U.S. or citalopram for UK 2. Government reimbursement or private insurance coverage; 3. Assumes one treatment course over the year, direct treatment cost only (not related provider cost or total healthcare costs) and where applicable, estimated cost range includes branded and generic treatments.
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
Esketamine/Ketamine
Ketamine is an NMDA receptor antagonist that has been used for several decades in sedation, anesthesia and chronic pain. The S-enantiomer of ketamine, esketamine, is administered intranasally as a spray and has been approved by the FDA to treat TRD (2019) and depressive symptoms in adults with MDD with acute suicidal ideation or behavior (2020). There are mixed efficacy results associated with the use of esketamine. Ketamine and esketamine require multiple administration sessions and are associated with a high abuse potential. Esketamine treatments typically need to be frequently administered, in a controlled environment under medical supervision. This frequency makes administration costly for payors and burdensome for patients.
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
Anorexia Nervosa
Anorexia nervosa is a serious mental health condition characterized by severe restriction of calorie intake and a preoccupation with weight and shape. People with anorexia nervosa generally restrict their caloric intake, types of food they eat, and might engage in purging behaviors, such as strenuous exercise, vomiting, and laxatives misuse. It carries the highest mortality rate of all psychiatric disorders. This high mortality rate is explained in part by the physical complications (muscle and bone problems, such as osteoporosis; damage to the brain leading to seizures and memory issues; and heart problems including heart failure) and in part by an increased rate of suicide; approximately 20% of deaths in anorexia nervosa are thought to result from suicide. Approximately 3.9 million people globally suffer from anorexia nervosa as of 2019; it has a lifetime prevalence of approximately 4% in females. There are no pharmacological treatments approved to treat anorexia nervosa and psychological treatments have relapse rates as high as 52%.

Psilocybin Therapy
Mechanism of Action of Psilocybin
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

Molecular Effects of Psilocybin: Partial Agonism of Serotonin Receptors
At the molecular level, psilocybin is rapidly metabolized to its active metabolite psilocin, which is a partial agonist at several 5-hydroxytryptamine (serotonin) 2A, or 5-HT, receptors, also known as serotonin receptors, including 5-HT2A, 2C, and 1A receptors. This means that psilocin binds to and activates these receptors, all of which are expressed in neurons in different areas of the CNS. In particular, many of the prominent acute effects of psilocybin, such as changes in emotion and cognition, are thought to be mediated by 5-HT2A receptor stimulation, an interpretation that is supported by the fact that blocking the 5-HT2A receptor prevents the psychedelic effects of psilocybin in humans. This mechanism of 5-HT2A receptor stimulation is also implicated as a possible component of the antidepressant action of SSRIs, although these operate by inhibiting reuptake of serotonin by presynaptic neurons. In contrast, psilocin is believed to initiate an antidepressant effect by directly activating this receptor. The relevance of 5-HT2A receptors in modulating depressive symptoms may also be supported by the fact that these receptors are abundantly expressed in multiple areas of the brain that have important roles in regulating cognitive and emotional processing. For instance, 5-HT2A receptors are predominantly expressed in cortical pyramidal neurons, the most abundant type of neuron found in the human cerebral cortex, and thus may be implicated in executive function. Additionally, 5-HT2A receptors are expressed in other key regions of the brain, like the hippocampus and nucleus accumbens, which are associated with crucial biological functions like memory and reward processing, respectively.

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
Investigational COMP360 Psilocybin Treatment Clinical Development Programs

COMP360 is our proprietary psilocybin formulation that includes our pharmaceutical-grade polymorphic crystalline psilocybin, optimized for stability and purity. Our investigational COMP360 psilocybin treatment comprises administration of our COMP360 with psychological support from specially trained therapists with specific professional and educational qualifications. We are conducting clinical trials in TRD, PTSD and anorexia.

COMP360 Psilocybin Treatment Protocol
Our psilocybin treatment comprises administration of COMP360 with psychological support from specially trained therapists. Psychological support is designed to facilitate patient safety and optimal therapeutic outcomes. Our psychological support model is manualized and standardized for consistent delivery across all our trial sites. Our model is delivered over three different phases: preparation, the COMP360 administration session, and integration.
Our psilocybin treatment takes place over a period of several weeks, and comprises:
•Preparation: The objectives of the preparation sessions are to establish a therapeutic alliance between the patient and therapist, and to demonstrate and practice the skills of self-directed inquiry and experiential processing, which we believe are critical for embracing the psychedelic experience in the psilocybin administration session. We have created an online preparation platform and MyPathfinder app for patients where they can learn more about what to expect from the experience and how to prepare for it.
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

•Post-administration integration: The objectives of integration sessions are to help patients process the range of emotional and physical experiences facilitated by the psilocybin session and to generate insights that can lead to cognitive and behavioral changes. We believe psilocybin treatment can give patients a sense of agency, whereby they feel separate from their symptoms and empowered to make changes in their lives.
Therapists in our clinical trials are required to have an active unrestricted professional license to practice as a clinical psychologist, psychiatrist, social worker or mental health counselor. Therapists must also meet the required training and credentialing standards to practice psychotherapy in their region. Those who have active, unrestricted professional licenses as mental health nurses or any other mental health professional may be eligible to practice as a therapist in our clinical trials, subject to fulfilling criteria around equivalent clinical experience and psychotherapy training as the professionals listed above.
Our method of psychological support is based on our current understanding of psilocybin’s potential to generate new insights and perspectives leading to reduced rigidity in thinking. This modification of thought patterns can be uncomfortable or anxiety-provoking. Therapists refrain from intervening with the patient’s experience, unless required for safety reasons. Such an approach differs from some forms of psychotherapy which can be more directive and interventional. Our therapist training program sets out a formal and scalable methodology for psychological support delivered during the psilocybin treatment. It will continue to evolve as we progress COMP360 psilocybin treatment through clinical trials, but this manualized approach to the training program is an important first step in reducing variation in psychological support and setting out a framework for training and evaluation of this support. Details of the program were published in February 2021 in the peer-reviewed journal Frontiers in Psychiatry.

Phase 2b Trial of Our COMP360 Psilocybin Treatment in TRD
In 2021, we completed a Phase 2b international multi-site, randomized, controlled, double-blind, dose-finding clinical trial to assess the safety and efficacy of active doses of COMP360 (10mg or 25mg) compared with 1mg COMP360, administered with psychological support, in 233 patients suffering with TRD, across 22 trial sites in 10 countries in North America and Europe. In November 2022, The New England Journal of Medicine, the world’s leading peer-reviewed medical journal, published the positive results from our Phase 2b trial of COMP360 psilocybin treatment for TRD.
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
•The proportion of participants who had a sustained response at week 12. Sustained response was defined as the proportion of patients fulfilling response criteria at any visit up to and including week 3, that also fulfills response criteria at all subsequent visits up to and including week 12; and
•Time to event measures: including restarting of antidepressant medication for any reason, suicidality, hospitalization for depression, and relapse from a previous response to COMP360 psilocybin treatment.

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

As well as looking at clinician-rated depression severity on the MADRS, the trial explored other aspects which are recognized as being important for patients with TRD - and essential to recovery - including positive and negative affect, anxiety, self-rated depression severity, quality of life, functioning and cognition. These exploratory measures also showed that patients in the 25mg dose group of COMP360 psilocybin treatment reported benefits on those measures over those in the 1mg group. On the Positive and Negative Affect Schedule measuring positive and negative affect, patients in the 25mg group had a higher increase in positive affect (e.g., including feeling interested, excited, strong) and a greater decrease in negative affect (including feeling distressed, upset, afraid) on the day after COMP360 administration and at the questionnaire’s final administration at week 3. On scales measuring anxiety (the Generalized Anxiety Disorder – 7 item scale), self-rated depression (QIDS-SR-16) and functioning (Sheehan Disability Scale and Work and Social Adjustment Scale), a greater improvement was also shown at week 3 by patients in the 25mg group compared with the 1mg group. A post-hoc analysis of the 16 sustained responders in the 25mg group found that changes in quality of life, self-reported depression severity, and functioning, were clinically meaningful, with mean scores for these patients returning to “normal” levels and maintained to 12 weeks, the end of the trial. Additionally, sustained responders were found to have clinically meaningful increases in positive affect from baseline at day 2 and week 3.

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

•There was no difference between the three groups post-administration in scores from item 10 on the MADRS, which measures suicidality and was assessed by a blinded remote rater; mean scores across treatment groups were lower than baseline at all subsequent time points
•27 of the TEAEs of suicidal ideation, suicidal behavior and intentional self-injury occurred across 17 patients, with seven patients in the 25mg group, six in the 10mg group, and four in the 1mg group
•14 of these events of suicidal ideation, suicidal behavior and intentional self-injury were reported as TESAEs; these occurred across nine patients, with four patients in the 25mg group, four patients in the 10mg group, and one in the 1mg group
•The majority of these TESAEs (10 events out of 14) occurred at least one week after the COMP360 psilocybin session
•All suicidal behaviors occurred at least one month after the psilocybin treatment session and all patients reporting these events were non responders at their last assessment prior to the event or at the time of the event
Overall, 209 patients completed the study; there were five withdrawals from the 25mg group, nine from the 10mg, and 10 from the 1mg.

Phase 2 Study of COMP360 Psilocybin Treatment as Adjunct to SSRI Antidepressants
In addition to our completed Phase 2b trial, we have also completed a Phase 2 trial of the safety and efficacy of COMP360 in TRD patients when administered as an adjunct to SSRIs. Results of this study were published in the Nature journal Neuropsychopharmacology in July 2023.
This open-label study included 19 patients from clinical sites in Ireland and the United States. The primary endpoint was the change in baseline MADRS total score at 3 weeks in patients having 25mg COMP360 psilocybin treatment given in augmentation with their existing SSRI antidepressant regimen.

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

Change from baseline in MADRS total score

Mean change from baseline in MADRS total score
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
-20
-14.9
Baseline
Day 2
Week 1
Week 2
Week 3
COMP360 25mg +SSRI

COMP360 psilocybin treatment using a 25mg dose also showed overall signals of improvement in most other measures including improvement in anxiety, clinician and self-rated depressive symptoms, and positive and negative affect.
25mg COMP360 psilocybin treatment was generally well-tolerated when it was administered simultaneously with the patient’s existing SSRI treatment. There were no TEAEs classed as serious (life threatening, leading to disabilities, hospitalization or in general medically significant) and no TEAEs related to suicidal ideation or behavior or intentional self-injury.

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

Twenty-seven or 40.9% of participants had an adverse event that was ongoing as of, or started, after week 12. In addition, a lower proportion of participants started new treatments for depression in the 25mg and 10mg arm compared to the 1mg arm. Suicidality was recorded as an adverse event twice in the 25mg group, twice in the 10mg group, and once in the 1mg group. The outcomes of the long-term follow-up study informed the design of our Phase 3 registrational program, including investigating whether a second administration of COMP360 may achieve improved durability, response and remission outcomes.

Phase 3 Registrational Program and Supportive Studies
We commenced our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in our Phase 2b trial (n=233). We plan to conduct the COMP005 study mostly at sites in the U.S. We expect to report top-line data in the fourth quarter of 2024.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase treatment responders and whether a second dose can improve responses observed in our Phase 2b trial and to explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. We expect to report top-line data by mid-2025.
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

During the first quarter of 2023, we commenced a Phase 2 (n=102) study to investigate the safety and tolerability of COMP360 psilocybin treatment in patients with major depressive disorder, or MDD. In addition, pharmacokinetics of COMP360 psilocybin treatment will be investigated. We expect to submit the results of this study as part of our submission package for approval of COMP360 psilocybin treatment in TRD.

Phase 2 Study in PTSD

We conducted a Phase 2 clinical trial to assess the safety and tolerability of COMP360 psilocybin treatment, administered with psychological support, in people with PTSD, as a result of trauma experienced as adults. It was a multicenter, fixed-dose open label study. Twenty-two participants received a single 25mg dose of investigational COMP360 psilocybin treatment. In line with the study design, participants are being monitored for a 12-week period post dosing. We plan to announce safety and efficacy data over that period in the spring of 2024.

Phase 2 Study in Anorexia

We are conducting a double-blind randomized controlled Phase 2 clinical trial investigating the safety and efficacy of COMP360 psilocybin, administered with psychological support, in people with anorexia nervosa. It is a multicenter study and will enroll 60 patients. We had experienced some delays due to challenges in recruiting and screening participants for our Phase 2 trial in anorexia nervosa. To address these challenges, we amended the trial protocol and adjusted our procedures.

Other Indications: Investigator-Initiated Studies, or IISs
With respect to clinical studies, we work with leading academic institutions and researchers under IIS clinical trial agreements. These institutions include: Imperial College London, King’s College London, Maryland Oncology Hematology, New York State Psychiatric Institute at Columbia University Medical Center, Sheppard Pratt, UC San Diego School of Medicine, University of Copenhagen, and University of Zurich. The indications previously explored or currently being explored in these IIS signal-generating and mechanistic studies include: anorexia nervosa, autism, bipolar type II depression, body dysmorphic disorder, chronic cluster headache, depression in cancer, MDD, severe TRD, and suicidal ideation.
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
In 2021, Maryland Oncology Hematology at the Aquilino Cancer Center in Rockville, Maryland, U.S. completed an IIS of COMP360 titled “The Safety and Efficacy of Psilocybin in Cancer Patients with Major Depressive Disorder” (ClinicalTrials.gov Identifier: NCT04593563). In this open-label study involving 30 patients with a cancer diagnosis and MDD, patients received a 25mg dose of COMP360 in conjunction with psychological support. Patients began with an average MADRS score of 25.9, representing moderate depression and after COMP360 psilocybin treatment, the average score decreased by 19.1 points. A sustained response (a decrease of ≥50% in the MADRS total score from baseline observed at any visit up to and including week 3, and also fulfilled at week 8) was seen in 24 patients; 15 patients showed remission of depressive symptoms (a MADRS score <10) one week after a single dose of COMP360, which was sustained up to eight weeks. COMP360 psilocybin treatment was found to be generally well-tolerated with no treatment-related serious adverse events. Adverse effects on the day of dosing were transient and as expected in line with other studies included headache, changes in sensory perception, and mood alteration. Top-line results were published in JAMA Oncology in April 2023 and the full results and methodology from this study were published in Cancer in December 2023.

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

In 2022, the University of California San Diego School of Medicine completed an IIS of COMP360 titled “Evaluation of Psilocybin in Anorexia Nervosa: Safety and Efficacy.” (ClinicalTrials.gov Identifier: NCT04661514). The investigator presented data from this study at the Society of Biological Psychiatry Annual Meeting in the second quarter of 2022. In this open-label study involving 10 patients with anorexia nervosa, patients received a 25mg dose of COMP360 in conjunction with psychological support. The primary aim of this study was to assess the safety and tolerability of a single 25mg dose of psilocybin in participants with anorexia nervosa based on adverse events, changes in vital signs, electrocardiograms and clinical laboratory tests. Forty percent (n=4) experienced clinically meaningful reductions at the 3-month follow-up, based on global score on the Eating Disorder Examination (EDE). Participants demonstrated nominally statistically significant reductions in shape concerns on the EDE at the 1-month follow-up (mean change from pre-treatment=1.3; p=0.028), and nominally statistically significant reductions in eating concerns on the EDE at the 3-month follow-up (mean change from pre-treatment=1.1; p=0.047). Changes in weight concerns on the EDE were approaching nominal statistical significance at the 3-month follow-up but were not statistically significant (mean change from pre-treatment=1.2). COMP360 psilocybin treatment was well-tolerated with no treatment-related serious adverse events reported. In July 2023, the results of this study showing the potential of investigational COMP360 psilocybin treatment in anorexia nervosa were published in Nature Medicine.

In 2022, Sheppard Pratt Health System completed an IIS of COMP360 titled “The Safety and Efficacy of Psilocybin in Participants With Type 2 Bipolar Disorder (BP-II) Depression.” (ClinicalTrials.gov Identifier: NCT0443384512). The investigator presented data from this study at the Annual Meeting of the American College of Neuropsychopharmacology (ACNP) in December 2022. In this open-label study involving 14 patients with type 2 bipolar depression, patients received a 25mg dose of COMP360 with psychological support. The study found that 86% (12 out of 14) of the participants met response and remission criteria for the MADRS scale at 12 weeks after COMP360 psilocybin treatment. There was no increase in the suicidality score based on the MADRS, no manic symptoms and no unexpected adverse events or difficulties with the dosing sessions reported throughout the study. No treatment-related serious adverse events were reported. In December 2023, the results of this study demonstrating the potential of investigational COMP360 psilocybin treatment in type 2 bipolar depression were published in JAMA Psychiatry.

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

Preclinical and Drug Discovery Programs
Mechanistic Studies
We are working with academic researchers and CROs to investigate the mechanistic characteristics of psilocybin treatment. We have also established a network of PhD studentships predominantly within the United Kingdom (namely at the following universities: University of Oxford, University of Bristol, University of Reading and University of Southampton) to research elements of this work. Our mechanistic research utilizes our COMP360 and currently focuses on the following themes:
•Study of the mechanisms by which psilocin, the active moiety of our high-purity polymorphic crystalline formulation psilocybin, and other psychedelic agents engage receptors in recombinant cell-based assays (collaboration with Professor Trevor Sharp, University of Oxford). The aim here is to understand which systems are optimal to use for discovery research, and to understand further how different drugs may influence receptor-mediated signal transduction;
•Through collaborations with the University of Bristol (Professor Matt Jones, in particular) and CROs (e.g. Neurotar and Synapcell), we are also investigating the integrated electrophysiological response to psychedelic administration, to determine how changes in neuronal excitatory activity mediate brain-wide changes in resting state network activity;
•Preclinical academic collaborations with the University of Bristol, Harvard University, Oxford University and the Southern Denmark University to study the effects of our high-purity polymorphic crystalline formulation of psilocybin on a number of different aspects of behavior, including affective bias, reward learning and compulsive behavior that may provide insights relevant to information processing alterations frequently observed in mental health conditions;
•Collaborations with the University of Reading and the University of Southampton also focus on understanding what the potential role of inflammatory modulating processes might be in the mechanism of action of COMP360;

•A study of the sustained effects of our high-purity polymorphic crystalline formulation psilocybin through the investigation of short- and long-term changes in gene expression (mRNA) and epigenetic regulation (miRNA and DNA methylation) as part of ongoing work with CROs (Sygnature and ActiveMotif)
•A healthy volunteer study with Imperial College London, investigating the acute and long-term psychological and brain effects of psilocybin treatment, using COMP360.
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
Ongoing research on prodrug development has led to a number of potential candidate leads being identified that we plan to continue through further research-based development.
Investment
Delix Therapeutics
On March 6, 2020 we made a strategic investment to acquire 1,250,000 shares of series seed preferred stock in Delix Therapeutics, Inc., a drug discovery and development company researching novel small molecules for use in CNS indications. Delix Therapeutics develops non-hallucinogenic psychoplastogens, which are molecules capable of promoting neural plasticity without hallucinogenic effects, by modifying existing psychedelics. These compounds may have potential for a range of neuropsychiatric conditions.
Therapist Training
Our therapist training program was originally designed by experts from the fields of psychology, psychiatry and psychedelic therapy research. We are continuously evaluating opportunities to improve the quality and scalability of our therapist training program. To date, we have trained more than 300 therapists, approximately 150 of whom have been approved to lead sessions independently, and approximately 100 of whom are engaged in our active clinical trials. This number will increase as more sites open for our Phase 3 clinical trials in TRD as well as our other clinical trials. Therapists are often referred to us by clinical trial sites and are employed by the sites. Details of our therapist training program were published in February 2021 in the peer-reviewed journal Frontiers in Psychiatry.

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
•Tier III - Clinical training: At this stage, therapists review a selection of session recordings from our previous clinical trials (on our interactive therapist training platform), and support one participant in a COMP360 psilocybin treatment study alongside a therapist qualified to lead sessions independently. Following completion of Tier III, therapists are able to lead sessions independently; and
•Tier IV - Continuous Professional Development: Therapists receive mentoring and support throughout their participation in our clinical studies. Mentors have access to recordings of sessions (with participant consent) led by their mentees, and are therefore able to provide adequate feedback to ensure fidelity to the psychological support model.
Our therapist training program is currently available to professionals involved in our ongoing studies. As we scale, we may expand our training to a larger pool of qualified healthcare professionals.
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
Working with third parties, we currently use digital technology in a number of ways:
•An online and mobile app preparation platform for participants in our TRD trial to educate them and help prepare them for their psilocybin experience;
•A web-based “shared knowledge” interactive therapist training platform, complementing our comprehensive face-to-face training program;
•Collection of measurements in our clinical trials, including remote data collection using mobile devices so patients do not need to travel into study sites for all in-clinic visits;
•Collection of some digital phenotyping information through the measurement of human-smartphone interactions; and
•Harnessing AI and natural language processing capabilities to potentially characterize the mechanism of change and assess therapist fidelity to our treatment protocol for psychological support. We are building an in-house digital team with experts in digital technology, engineering, and AI, which we refer to as augmented intelligence as well as artificial intelligence. We will continue to collaborate with other digital companies to research, develop and ultimately commercialize proprietary digital technology solutions that have the potential to complement and augment our investigational COMP360 psilocybin treatment. We believe this may enable us to offer a personalized, preventative and predictive care model.
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
Commercialization
If our COMP360 psilocybin treatment is approved, we plan to use our own sales and marketing capabilities, targeting public and private healthcare providers and clinic networks in the U.S. In select geographies outside the U.S., we may enter into commercialization collaborations with third parties who have complementary commercial capabilities.
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
In order to create a new mental health care model, we have established Centers of Excellence to serve as research facilities and innovation labs. In January 2021, we established our first Center of Excellence, with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics, in Baltimore, Maryland, in the United States. In strategic collaboration with King’s College London and South London and Maudsley NHS Foundation Trust, or SLaM, we opened The Center for Mental Health Research and Innovation with an overarching goal of accelerating patient access to evidence-based innovation in mental health care by driving forward research in psychedelic therapies through, among other things, the development of working model psychedelic treatment clinics, therapist training programs, conducting clinical trials, and data analysis. The Center currently serves as a clinical trial site for our Phase 3 COMP006 trial.
Recently, we entered into research collaborations with Hackensack Meridian Health, a leading not-for-profit health care organization in New Jersey, and Greenbrook TMS, which operates through 130 company-operated treatment centers throughout the United States, to research and investigate models for the delivery of scalable, commercial COMP360 psilocybin treatment within healthcare systems, assuming FDA approval.
Competition
Our industry is characterized by many newly emerging and innovative technologies, intense competition and a strong emphasis on proprietary product rights. While we believe that our investigational COMP360 psilocybin treatment represents a fundamental shift in the treatment paradigm relative to other TRD treatments, we face potential competition from many different sources, including major pharmaceutical, biopharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and medical research organizations. Any product candidates that we successfully develop and commercialize, including our investigational COMP360 psilocybin treatment, will compete with the standard of care and new therapies, both pharmacological and somatic, that may become available in the future.
Currently, only two pharmacotherapies are approved for TRD in the U.S.: Spravato (esketamine), marketed by Janssen, which is an NMDA receptor antagonist; and olanzapine and fluoxetine hydrochloride capsules, which are available generically. Because TRD, by definition, encompasses patients who have not been helped after two or more MDD therapies, antidepressants indicated for use in MDD are frequently prescribed, combined or augmented with a second agent to treat TRD patients. Several biopharmaceutical companies have therapies in clinical development for TRD. We are aware that Supernus Pharmaceuticals and Neurocrine Biosciences, among others, are developing treatments for TRD or inadequate response to treatment in major depressive disorder.
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
Patents and Other Intellectual and Proprietary Rights

Obtaining, maintaining and defending global patents and other intellectual property (“IP”) rights, whether independently or in collaboration with our partners, are of key importance in the protection and commercialization of the Company’s innovative therapies and technology solutions. We shall continue to seek global patent, trademark, and trade secret protection of our innovations in the U.S., EU, UK, and other key jurisdictions. This includes pursuing patent protection for our novel high-purity polymorphic crystalline psilocybin and related manufacturing processes, pharmaceutical compositions, formulations, and methods of treatment of psychiatric and neurological indications, including TRD, MDD, PTSD, and anorexia.

Upon regulatory approval in a particular jurisdiction, we will also seek to meaningfully protect our innovations by asserting available regulatory exclusivity including regulatory data protection and market exclusivity. For example, upon approval from the U.S. FDA, we may be entitled to five years of regulatory exclusivity for New Chemical Entity, or NCE, status and upon approval from the European Medicines Agency, or EMA, we may be entitled to ten years of regulatory exclusivity.

We will defend our patents and other IP and proprietary rights as appropriate if and when we are subjected to third-party challenges (e.g., litigation, post-grant review, inter-partes review, oppositions).

Patents and Patent Applications
Our patent portfolio related to COMP360 includes the following patents and published patent applications:

Territory	Patent Number/Application Number	Subject Matter	Expiration Date	Corresponding Ex-U.S. Patents and Patent Applications or PCT National Stage Applications
US	10,519,175	Methods of treating treatment-resistant depression	ca.2038*	Applications filed in Australia, Brazil, Canada, China, Colombia, Eurasian Patent Organization, European Patent Office, Indonesia, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Saudi Arabia, Singapore, Thailand, and South Africa.
US	10,947,257	Oral dosage forms of crystalline psilocybin; Methods of treating major depressive disorder (MDD)	ca.2038*
US	10,954,259	Crystalline psilocybin; Pharmaceutical formulations; Method of treating MDD	ca.2038*
US	11,180,517	Method of treating treatment-resistant depression	ca.2038*
US	11,505,564	Method of manufacturing	ca.2038*
US	11,629,159	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	17/990,979	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	18/135,265	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
GB	2571696	Method of manufacturing	ca. 2037*
GB	2572023	Crystalline psilocybin; Pharmaceutical formulations; Medical uses (including for treatment-resistant depression); Method of manufacturing	ca. 2038*
GB	2576059	Pharmaceutical formulations	ca. 2038*
GB	2588505	Method of manufacturing	ca. 2038*
GB	2588506	Crystalline psilocybin; Pharmaceutical formulations; Method of manufacture	ca. 2038*
DE	202018006384	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
PCT	WO/2020/212951	Methods of treating anxiety disorders and other conditions	ca. 2040*	Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan and Republic of Korea.
US	11,564,935	Method of treating PTSD	ca. 2040*
US	11,738,035	Method of treating anorexia	ca. 2040*
PCT	WO2020/212948	Methods of treating neurocognitive disorders and other conditions	ca. 2040*	Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan and Republic of Korea.
US	17/604,610	Method of treating depression	ca. 2040*

PCT	WO2020/212952	Methods of treating depression and other disorders	ca. 2040*	Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan, Republic of Korea and Taiwan.
PCT	WO2022/207746	Pharmaceutical formulations	ca. 2042*	Applications filed in U.S., Taiwan, Argentina, Australia, Canada, China, European Patent office, Japan, and Republic of Korea.
US	18/285,109	Pharmaceutical formulations	ca. 2042*
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

On December 15, 2021, Freedom to Operate, Inc., filed a petition for post-grant review of U.S. Patent No. 10,947,257. The patent owner’s response was filed on March 29, 2022. On June 22, 2022, the USPTO denied institution of the post-grant review. Freedom to Operate, Inc. filed a request for rehearing on July 22, 2022, and a request for Precedential opinion panel on August 16, 2022. The USPTO Board denied the request for Precedential Opinion Panel (POP) review on February 10, 2023. On May 23, 2023, the USPTO Board denied the request for rehearing.

On December 22, 2021, Freedom to Operate, Inc., filed a petition for post-grant review of U.S. Patent No. 10,954,259. The patent owner’s response was filed on April 11, 2022. On June 22, 2022, the USPTO denied institution of the post-grant review. Freedom to Operate, Inc. filed a request for rehearing on July 22, 2022, and a request for Precedential opinion panel on August 16, 2022. The USPTO Board denied the request for Precedential Opinion Panel (POP) review on February 10, 2023. On May 23, 2023, the USPTO Board denied the request for rehearing.

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
The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets 10 months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.
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
Orphan Designation

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
Clinical Trial Approval
In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022 and overhauls the system of approvals for clinical trials in the EU. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. The transitory provisions of the Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new EU Clinical Trials Regulation.
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
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA and is mandatory for certain products, including products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. For those products for which the use of the centralized procedure is not mandatory, pursuant to Regulation (EC) No 726/2004, applicants may elect to use the centralized procedure where either the product contains a new active substance indicated for the treatment of diseases other than those on the mandatory list, where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation, or for which a centralized authorization would be in the interest of public health. Our investigational COMP360 psilocybin treatment, as a new active substance indicated for the treatment of treatment-resistant depression, will have the option to be filed through the centralized procedure.
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
Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations currently continue to be recognized in Northern Ireland). On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the United Kingdom or Great Britain.
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
Orphan Designation
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
An orphan designation provides a number of benefits in the EU, including fee reductions, regulatory assistance and the ability to apply for a centralized marketing authorization. The application for orphan designation must be submitted before the application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The grant of a marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or competent authorities of the Member States can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example because the product is sufficiently profitable not to justify market exclusivity. There are also limited derogations from the ten-year period of market exclusivity pursuant to which marketing authorization may be granted for a similar medicinal product in the same therapeutic indication. These are where: (i) the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to the second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.
Pediatric Development
In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which marketing authorization is being sought. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate or SPC (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires), even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
Data and Market Exclusivity
In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No. 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents generic and biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a marketing authorization for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity period. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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
In addition, all new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place to document measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-

minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
Furthermore, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with the EU cGMP standards which mandate the methods, facilities and controls used in manufacturing, processing and packing of products to assure their safety and identity.
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
The aforementioned EU rules are generally applicable in the EEA (which consists of the EU Member States plus Norway, Iceland and Liechtenstein).

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom
The UK formally left the EU (commonly referred to as “Brexit”) on January 31, 2020 and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations.

At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). Except in respect of the EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any psilocybin treatment for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement for our products from third-party payors, such as government health care programs (e.g., Medicare, Medicaid), managed care providers, private health insurers, health maintenance organizations, and other organizations. These third-party payors decide which medications they will pay for and will establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and other third-party payors is essential for most patients to be able to afford treatments such as novel therapies. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, which is a part of the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:
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
A decision by a third-party payor not to cover or not to separately reimburse for our medical products or therapies using our products could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. If there is coverage for our product candidates, or therapies using our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States will be available for our current or future product candidates, or for any procedures using such product candidates, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future. Further, if we or our collaborators develop therapies for use with our product candidates, we, or our collaborators, will be required to obtain coverage and reimbursement for these therapies separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.
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
•The federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, or ACA, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
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
Healthcare Reform
In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in 2010, the ACA was enacted, which, among other things, increased rebates for drugs sold to Medicaid programs owed by most manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed organizations; imposes mandatory discounts for certain Medicare Part D beneficiaries in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjects drug manufacturers of certain branded prescription drugs to new annual, nondeductible fees and taxes;

expanded healthcare fraud and abuse laws (including the FCA and the Anti-Kickback Statute), government investigative powers and enhances penalties for non-compliance; expands eligibility criteria for Medicaid programs thereby potentially increasing manufacturers’ Medicaid rebate liability; expands the entities eligible for discounts under the 340B Drug Pricing Program; created new requirements to report financial arrangements with physicians, as defined by such law, and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act; created a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians; created a Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031.
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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; imposes new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program.The overall impact that the IRA will have on our business and the healthcare industry in general is not yet known.
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
Human Capital Management
As a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health. Our team is the key to our success, and we believe it is essential to invest in building an engaged, diverse, supported, and incentivized workforce who can help us achieve our vision of a world of mental wellbeing. As of December 31, 2023, we had 186 employees, of whom 141 employees are engaged in research and development activities and 45 employees are engaged in general administrative functions. We had 181 employees as of December 31, 2022 and grew by 2.8% as of December 31, 2023. As of December 31, 2023, 32% of our employees are located in the US, while the remaining 68% are located in the UK.
We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe our relations with our employees are good.
Mental Health and Wellbeing

As a biotechnology company focused on mental health, we aspire to be a leader in building a workplace that reduces the stigma of mental illness and fosters employee wellbeing. We take a holistic view of wellbeing support that includes mental and physical health support for all employees at Compass.

We offer various wellbeing resources which include:

•company-paid employee health care coverage, including access and financial support for a private mental health care in the UK;

•a global employee assistance program run by certified counsellors, offering up to 18 therapy sessions per issue for team members and their families;

•one-to-one confidential wellbeing check-ins, onboarding and offboarding with our wellbeing community lead;

•community circles, providing a forum for employees to discuss any topic with colleagues, providing open communication and support;

•group health coaching series to help keep individuals on track towards their health goals;

•team meetings periodically include wellbeing segments facilitated by our wellbeing community lead and we use wellbeing team surveys and manager-led discussions during team meetings to identify and overcome any wellbeing issues;

•training for managers on how to address wellbeing issues in their teams and provide support;

•access to a meditation app with weekly group meditation sessions;

• weekly qualified employee-led yoga sessions; and

•company-wide shutdown over the year-end holiday, to make it easier for team members to disconnect during their time off.

In 2023 we signed the StigmaFree pledge organized by the National Alliance on Mental Illness (NAMI), as part of our commitment to a company culture of openness, acceptance, and understanding about employees’ overall mental health and well-being. NAMI is the largest grassroots mental health organization in the United States dedicated to building better lives for the millions of Americans affected by mental illness.
Engagement, Culture and Values

We aim to attract and retain people who are driven by our mission to help and empower those who are suffering with mental health challenges. We strive to live our values of compassion, boldness, inclusiveness, and rigor.

In 2022 and 2023, we applied to be certified as a Most Loved Workplace by Best Practice Institute (BPI) and its Most Loved Workplaces® operation, which is a company that assesses and certifies a company as a workplace employees love based on internal surveys, external public ratings and interviews with corporate officials, ranking number 67 in the UK. The list recognizes companies that put respect, caring, and appreciation for their employees at the center of their business model.

We continue to build a positive working culture by:

•Holding periodic engagement surveys with employees and carrying out action plans to address areas for improvements. Our 2023 pulse survey demonstrated that we continue to maintain a very strong 52% net promoter score; according to Qualtrics XM Institute, a score of between 10 to 30% is good and a score of 30% or more is excellent;

•Holding focus groups with volunteers from across our company to hear their views about what we are doing well as a company and what we could do better to improve engagement;

•Holding periodic company-wide team meetings aimed to connect and receive updates from our CEO and the wider teams, with the opportunity for anonymous question and answer session with management;

•Providing additional opportunities to stay connected in our hybrid working model, for learning and social occasions;

•Holding periodic open ‘office hours’ with our chief executive officer and other members of the executive team; and

•Gathering input from new hires and employees who are leaving our company to understand what we can do better to improve our culture and engagement.

Diversity, Equity, and Inclusion

We are united in our resolve to build a safe, diverse, accepting, and inclusive culture in our workplace and have been actively involved in similar efforts in our communities. In 2023, we formed our Diversity Council, a cross-functional diverse group of employees empowered to embed diversity, equity and inclusion across our business. Focus areas of the Diversity Council include diversity in clinical trials, therapist diversity, digital accessibility, patient engagement, education and awareness and inclusive culture, recruitment, and retention.

The council advanced a number of diversity, equity and inclusion initiatives in 2023, including:

•Hosted awareness events, such as Black History Month, Hispanic Heritage Month and Pride Month;

•Refreshed our global diversity, equity and inclusion policy. The policy covers topics like our practices and policies on recruiting talent, compensation, developing, and training employees. This policy seeks to support a diverse workforce and ensure that our team members are treated equitably;

•Supported research through a grant to the Grady Trauma Project focused on exploring the healthcare needs and attitudes towards investigational psychedelic treatments in marginalized and underprivileged communities. The results were published in the Journal of Mood & Anxiety Disorders, and “Perceptions of Psychedelic-Assisted Therapy Among Black Americans” is the first published study exploring Black Americans’ perceptions of psychedelic treatment;

•Collaborated with Phase 3 TRD clinical trial sites to support diversity in recruitment of clinical trial participants to evaluate COMP360 across ethnicities, races, and genders and identified best practices and challenges to increasing representation in clinical trials;

•Engaged patients through the Mental Health Experiences community, a private online group of people with personal experience of TRD. The community is made up of people from a range of backgrounds, including 42% ethnic minorities and 30% LBGTQ+. The community discusses different themes, such as the experience of living with depression and barriers to participating in clinical trials. Listening to people’s lived experiences and using targeted questions helps us understand the unmet needs of patients from various backgrounds and to focus on these needs as we work to develop new treatments; and

•Applied a diversity, equity and inclusion perspective to our brand refresh, ensuring our brand is accessible to those with visual impairments.

As of December 31, 2023, our board had 40% female representation and 46% of our wider senior management team was female. Overall, our total female representation in the company as of December 31, 2023, was 64%, which is well above the 49% average according to the 2022 report by Biotechnology Innovation Organization.
Employee Development and Training

We believe that the individual growth of our employees will fuel the company’s growth over time since our talent is uniquely experienced in our pioneering work. We are committed to the continued development of our employees, and to support their growth. To help us identify, foster, and retain high performing employees, we have a range of resources and initiatives, including:

•Job architecture, providing employees with guidance and clear pathways for developing and progressing their career and twice-yearly promotions cycle;

•A process for performance and development goals that is tied to employees receiving feedback throughout the year and assessing individual performance and rewards at the end of the year;

•Dedicated internal resources, including regular webinars to support employees’ personal development and career goals and embed development goals with support of mentoring and other development tools;

•Talent reviews, a twice-yearly process to assess and calibrate talent for the purposes of rewards and development;

•A learning curriculum of courses on offer delivered by external experts to develop specific skill areas;

•An annual learning and development allowance for each employee to spend on personal development/job related training;

•In-person quarterly half-day sessions to bring together our early career talent to network, learn, and socialize; and
•1:1 coaching support to facilitate the re-integration of women returning from maternity leave.

Compensation and Benefits

We provide competitive compensation and comprehensive benefits for our employees. Our compensation packages include base salary, annual bonus, annual equity awards, company paid healthcare plans, generous paid time-off and leave policies, travel insurance, life/disability and income protection insurance, and retirement saving plans with company matching contributions. We also have an employee share purchase plan, under which eligible employees have the opportunity to buy our shares through payroll deductions every six months at a discount.

Aligned with our values, in 2023, we launched a new policy for family and dependent care and refreshed Maternity (UK), Paternity (UK), Parental Leave (US), and Adoption Leave (UK), which provide support to our multi-generational diverse workforce to care for their families. We also facilitate a parent and carers group who support each other and recommend policy changes like these to management.

Our compensation and benefits are designed to provide employees with total compensation packages that are competitive with those offered by our peers and other companies with which we compete for talent. We evaluate our offerings on an annual basis to ensure competitiveness of our programs and adjust as needed.

Ways of Working

Keeping our values in mind, we recognize that to be inclusive and compassionate, we should empower everyone to work in the ways that suit them best. Although many companies have reverted to mandatory office attendance, we have retained a hybrid working model since it is aligned with our values and it is an attractive feature of our employment value proposition. Our guidelines for ways of working set out core principles around what we expect from each other, rather than enforcing a rigid model. We look for the proof of that in our achievements, not in our working hours or location of work. We encourage employees to remain connected through virtual, casual and voluntary weekly meetups. Alongside our ways of working policy, we also have a work-from-home budget for employees to purchase items that will make working at home a more comfortable and ergonomic experience. We still recognize the importance of connecting face-to-face with colleagues for collaboration and social time in our communal spaces in London, New York, and San Francisco.

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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $118.5 million and $91.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $379.6 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•conduct our Phase 3 program for our investigational COMP360 psilocybin treatment in TRD and continue the clinical development of our investigational COMP360 psilocybin treatment in other indications;
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
•advance our commercialization strategy in the United States and Europe, including using digital technologies to enhance our proposed therapeutic offering;
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
•expand our operations in the United States and Europe in the future; and
•incur additional legal, accounting and other expenses associated with operating as an English-domiciled public company listed in the United States.
To date we have funded our operations through private placements of equity, warrants and convertible notes and, since our initial public offering, or IPO, in 2020, through public equity offerings and debt financing. To become and remain profitable, we will need to continue developing and eventually commercialize treatments that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing our Phase 3 clinical program of COMP360 in TRD and other clinical trials of COMP360 or any future therapeutic candidates, training a sufficient number of qualified therapists to deliver our investigational COMP360 psilocybin treatment, using digital technologies and solutions to enhance our therapeutic offering, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin treatment and any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if COMP360 psilocybin treatment or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. If the PIPE Warrants are exercised in full for cash, we would receive an additional $159.6 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. However, in February 2024, we received an exercise notice and payment of exercise price from a holder of certain PIPE Warrants that indicates the holder intends to exercise its PIPE Warrants for ADSs and such exercise, if completed, would generate additional proceeds. We expect that our cash and cash equivalents of $220.2 million as of December 31, 2023, together with the net proceeds raised to date during the first quarter, will enable us to fund our operating expenses and capital expenditure requirements until late 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of our Phase 3 clinical program for our current investigational COMP360 psilocybin treatment program for TRD, our clinical trials in other indications, and our preclinical activities and clinical trials for future indications or any future therapeutic candidates;
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

•the costs of establishing research collaborations, such as our research collaboration with Greenbrook TMS, and our Centers of Excellence and the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
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
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, lower prices for many securities, heightened and fluctuating inflation and interest rates and concerns about potential recessionary factors may affect our ability to raise additional funding through the exercise for cash of the PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, the Israel-Hamas war, heightened and fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the potential for a government shutdown in the United States, the upcoming presidential election in the U.S., the risk of economic slowdown or recession in the United States or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

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
The PIPE Warrants may not be exercised.
The holders of the PIPE Warrant are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three year period ending in February 2027 and have an exercise price of $9.93. In February 2024 we received an exercise notice and payment of exercise price from a holder of certain PIPE Warrants that indicates the holder intends to exercise their PIPE Warrants for ADSs. The exercise of the warrants has not settled and the underlying ADSs have not yet been issued. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price. In addition, the PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants, in which case we would not receive any additional proceeds. If the PIPE Warrants are not exercised for cash, or only a portion of the PIPE Warrants are exercised for cash, we would need to obtain additional funding from other sources and may need to raise funds earlier than expected. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Adequate additional financing may not be available to us on acceptable terms or at all.
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
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the PIPE Warrants were exercised, we would issue 16,076,750 ADSs which would result in dilution to our shareholders. In addition, we have raised additional funds in the past and may raise additional funds in the future by issuing equity securities under our ATM Facility and, as a result, our stockholders have in the past and may in the future experience dilution. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain a minimum cash balance of $22.5 million and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.

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
The second tranche of term loans under our Loan Agreement with Hercules, in an amount up to $10.0 million, may only be drawn, subject to the achievement of specified performance milestones related to satisfaction of the protocol specified primary endpoint from our Phase 3 COMP005 clinical trial and the satisfaction of customary conditions. The second tranche is only available through the earlier of: (a) 30 days following achievement of certain performance milestones and (b) December 15, 2024. The third tranche of term loans under our Loan Agreement, in an amount up to $10.0 million, is available solely at the lender’s discretion and is only available during the interest-only period. If these milestones and conditions are met, each of the remaining tranches may be borrowed in up to two drawings of a minimum of $5.0 million each. Without the achievement of the required clinical milestones and satisfaction of certain customary conditions, we will not be eligible to draw additional funds under the second tranche. If we do not receive approval from Hercules’ investment committee, which is beyond our control, we will not be eligible to draw funds under the final remaining tranche under our Loan Agreement and will not realize the full benefits of our Loan Agreement. If we are unable to draw down additional funding under the terms of the Loan Agreement, our business, financial condition and results of operation may be harmed and we may be required to seek out alternative financing sources which may have less favorable terms.

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

In the event of default, Hercules could accelerate all of the amounts due under the Loan Agreement. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise their rights to take possession and dispose of the collateral securing the Loan Agreement, which includes substantially all of our property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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
Even if we were to successfully obtain approval from the FDA, the EMA, the MHRA and foreign regulatory authorities for COMP360, any approval might contain significant limitations related to use, as well as restrictions for specified age groups, warnings, precautions or contraindications, such as a black box warning for increased risk of suicidal thoughts and behaviors. Furthermore, even if we obtain regulatory approval for COMP360, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize including securing availability of third-party treatment sites for the appropriate administration of our investigational COMP360 psilocybin treatment, secure adequate manufacturing, train and secure access to qualified therapists, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize our investigational COMP360 psilocybin treatment, we may not be able to generate sufficient revenue to continue our business.
The success of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will depend on several factors, including the following:
•successful completion of clinical trials, including our Phase 3 program in TRD and Phase 2 programs in PTSD, and anorexia nervosa and preclinical studies;

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
•recruiting and training therapists to administer our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
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
Treatments containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, COMP360 and any future therapeutic candidates we may develop. Opponents of these treatments may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these treatments. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from psilocybin misuse or risky behavior associated with recreational use of psilocybin may adversely affect the commercial success or market penetration achievable by our investigational COMP360 psilocybin treatment. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
If COMP360 or any future therapeutic candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of the safety and quality of our treatments. We may face limited adoption if third-party treatment sites, therapists, and patients are unwilling to try such a novel treatment. There has been a history of negative media coverage regarding psychedelic substances, including psilocybin, which may affect the public’s perception of our treatments. In addition, psilocybin elicits intense psychological experiences, and this could deter patients from choosing this course of treatment. We could be adversely affected if we were subject to negative publicity or if any of our treatments or any similar treatments distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perception, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our treatments or any similar treatments distributed by other companies could have a material adverse impact on our business, prospects, financial condition and results of operations.
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
We may experience delays in completing our Phase 3 clinical program of COMP360 psilocybin treatment in TRD, completing our ongoing Phase 2 clinical trials in PTSD and anorexia nervosa and initiating or completing additional clinical trials. For example, we experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa, which resulted in a delay and amendments to our trial protocols and adjustments to our procedures. To address these challenges, we amended the trial protocol and adjusted our procedures. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including:
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
•changes in regulatory requirements, policies and guidelines, including the legislative proposals in the European Union related to pharmaceutical product development and marketing currently under debate, which, once approved, will replace the current European Union regulatory framework for medicines;
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process, including during Phase 3 pivotal trials, and, because our investigational COMP360 psilocybin treatment is our only product in clinical development, there is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in managing late-stage clinical trials; our Phase 3 pivotal trials for COMP360 in TRD represent our first pivotal trials and we may not be able to successfully execute our Phase 3 pivotal trials.

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
We have in the past published and, from time to time in the future we may publish interim, top-line or preliminary data from our clinical trials. For example, in December 2023, we announced an initial data readout, based on monitoring patients at 24 hours post COMP360 administration, from our Phase 2 open-label study evaluating the safety and tolerability of COMP360 psilocybin treatment in patients with PTSD as a result of trauma experienced as adults. The study design provides for 12-week monitoring period and we expect to announce safety and efficacy data from the completed study in spring 2024. The final safety data may not be consistent with the initial data at 24-hours. We may decide to conduct an interim analysis of the data after a certain number or percentage of subjects have been enrolled, but before completion of the trial. Similarly, we may report top-line or preliminary results of primary and key secondary endpoints before the final trial results are completed. Interim, top-line and preliminary data from our clinical trials may change as more patient data or analyses become available and are not necessarily predictive of final results. Further interim, top-line and preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects or cause the price of our stock to decline.

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
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions. For example, we cannot be certain of the impact on our therapeutic candidates of the legislative proposals by the European Commission in the European Union related to pharmaceutical product development and marketing currently under debate, which, once approved, will replace the current European Union regulatory framework for medicines. We are conducting a Phase 3 clinical program for COMP360 in TRD. We have Breakthrough Therapy Designation and have had dialogue with FDA regarding our Phase 3 trial design, including certain protocol amendments that we implemented in the first half of 2023. We anticipate having on-going dialogue with FDA throughout the conduct of the Phase 3 trials. In June 2023, the FDA published draft guidance regarding the nonclinical, clinical and safety considerations, as well as abuse potential assessment and risk mitigation and public health considerations for conducting trials for psychedelics, such as psilocybin. We believe our Phase 3 clinical program reflects the key principles set forth in the draft guidance. We continue to conduct our Phase 3 clinical program in accordance with our previously announced study design. However, FDA may disagree with our study design or conduct, and may make recommendations or request changes in the design or conduct of our pivotal programs that may require us to conduct additional clinical trials or otherwise delay our Phase 3 clinical program or may impact the review process for our new drug application for COMP360. It is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
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
This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any COMP360 or any future therapeutic candidates, which would significantly harm our business, results of operations and prospects. The FDA, the EMA, the MHRA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of COMP360 or any future therapeutic candidates. Even if we believe the data collected from clinical trials of COMP360 or any future therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, the MHRA or any other regulatory authority. If COMP360 or any future therapeutic candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process, this will prevent such therapeutic candidates from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.
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
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. For example, the population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions impacting the effectiveness of our investigational COMP360 psilocybin treatment which may cause the percentage of patients, if any, that go into remission to fluctuate. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin treatment. In addition, certain diseases or conditions that we decide to target have in the past and may in the future present increased or unique challenges in clinical development. For example, drug development for anorexia nervosa is not well understood, and we have experienced challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. We made amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. Even with these protocol amendments, we have seen and expect to continue to see some recruitment challenges based on this patient population and the challenges with clinical study conduct. Moreover, these increased or unique challenges could ultimately impact our ability to seek and obtain regulatory approval in these conditions.
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
In addition, any negative results we may report in clinical trials of COMP360 or any future therapeutic candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial of COMP360 or any future therapeutic candidates will likely increase our costs, slow down COMP360 approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP 360 psilocybin treatment and generate revenue. For example, in our clinical trials for TRD, reviewing and verifying a participant’s medical records to confirm such participant meets the inclusion criteria for TRD is time-consuming and administratively burdensome, which can delay the screening process for our clinical trials. The steps we have taken to make this process more efficient may not be successful. We have experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. To address these challenges, we made amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. Even with these protocol amendments, we have seen and expect to continue to see some recruitment challenges based on this patient population and the challenges with clinical study conduct. As a result of these challenges, our original expectations regarding the timing of a data readout from this trial was pushed back. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates.

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
If our investigational COMP360 psilocybin treatment is approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America. In select geographies, we might also consider relying on the support of a Contract Sales Organization, or CSO, or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our treatments effectively or to market our treatments effectively since we have limited organizational experience in the sales and marketing of therapeutic substances. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any therapeutic launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our treatments on our own include:
•our inability to train an adequate number of therapists to meet the demand for COMP360 psilocybin treatment;
•the ability of therapists at third-party treatment sites to perform their roles consistently with our training and our guidelines for the administration of our investigational COMP360 psilocybin treatment;
•our inability to recruit, train and retain effective market access and commercial personnel;
•the inability of commercial personnel to obtain access to or educate adequate numbers of physicians on the benefits of prescribing any future treatments;
•our inability to identify a sufficient number of treatment centers in third-party treatment sites to meet the demands of our treatments;
•the lack of complementary treatments to be offered by our commercial personnel, which may put us at a competitive disadvantage relative to companies with more extensive therapeutic lines;
•unforeseen costs and expenses associated with creating an independent market access and commercial organization; and
•costs of market access and commercialization above those anticipated by us.
If we enter into arrangements with third parties to perform market access and commercial services for any approved treatments, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any treatments that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved treatments outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our treatments or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. For example, in December 2023, we entered into a collaboration agreement with Greenbrook TMS and there is substantial doubt regarding Greenbrook TMS’s ability to continue as a going concern due to recurring losses from operations, inability to increase cash flow and/or raise sufficient capital to support Greenbrook TMS’s operating activities and fund its cash obligations, repay indebtedness and satisfy Greenbrook TMS’s working capital needs and debt obligations. Greenbrook TMS’s willingness or ability to complete its obligations under the research collaboration agreement may be adversely affected by business combinations, restructurings or other corporate transactions, worsening of its financial position or significant changes in its strategy. We may not be successful in entering into arrangements with third parties to commercialize our treatments or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our treatments effectively, to set up a sufficient number of treatment centers in third-party treatment sites, or to recruit, train and retain an adequate number of therapists to administer our treatments. In addition, we are exploring ways in which we can use digital technology to improve the patient experience and therapeutic outcomes of our treatments. Commercialization partners may lack incentives to promote our digital technology and we may face difficulties in implementing our digital technologies in third-party treatment sites through such third parties.
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
Our business and commercialization strategy for investigational COMP360 psilocybin treatment depends on our ability to identify, qualify, prepare, certify and support third-party treatment sites which will administer COMP360 psilocybin treatment. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed.
If we are able to commercialize our investigational COMP360 psilocybin treatment or future treatments, our success will be dependent upon our ability to identify, qualify, prepare, certify and support third-party treatment sites that offer and administer our treatments. Our commercial model of delivering our investigational COMP360 psilocybin treatment will also involve third-party therapists before, during and after the COMP360 psilocybin administration session, which will be hosted in one of the third-party treatment sites. We intend to commercialize our investigational COMP360 psilocybin treatment and any future therapeutic candidates by building close relationships with qualified third-party treatment sites where these therapists will administer our investigational COMP360 psilocybin treatment. Because we expect our COMP360 psilocybin treatment to be subject to a REMS program and because we intend to work only with third-party sites and providers who agree to adhere strictly to our treatment protocols, we may face limitations on the number of sites available to administer our investigational COMP360 psilocybin treatment. Any such limitations could make it impracticable or impossible for some potential patients to access our investigational COMP360 psilocybin treatment, if approved, which could limit the overall size of our potential patient population and harm our future results of operations.
If we are unable to establish a sufficient network of third-party treatment sites certified under applicable standards, including regional, national, state or other applicable standards as needed to render psilocybin therapeutic services, including the certifications that such third-party treatment sites may require, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations and commercialization efforts. We expect the therapists to be employed by the third-party treatment sites where the therapists administer our treatments. Third-party treatment sites could, for a number of reasons, demand higher payments for our treatments or take other actions to increase their income from selling our treatments, which could result in higher costs for payors and for our patients to get access to our treatments. For example, legal regimes may have higher levels of licensure which force us to contract with third-party treatment sites that demand higher payment rates to provide psilocybin therapeutic services. In addition, third-party treatment sites may have difficulty meeting regulatory or accreditation requirements.
Given the novel nature of our treatment, third-party treatment sites may face additional financial and administrative burdens in order to deliver any approved treatment, including adhering to a REMS plan in the United States or a Risk Management Program, or RMP, in Europe. The process for a third-party treatment site to obtain a certificate under a REMS plan can be very costly and time-consuming, which could delay a third-party treatment site’s ability to provide our treatments and materially adversely affect our commercialization trajectory. Furthermore, third-party treatment sites will need to ensure that they have the necessary infrastructure and equipment in order to deliver our investigational COMP360 psilocybin treatment, such as adequate audio-visual equipment, ancillary equipment and sufficient treatment rooms. This may deter third-party treatment sites from providing our therapeutic candidate and reduce our ability to expand our network and generate revenue. Our ability to develop and maintain satisfactory relationships with third-party treatment sites may otherwise be negatively impacted by other factors not associated with our operations and, in some instances, outside of our direct or indirect control, such as negative perceptions regarding the therapeutic use of psilocybin, changes in Medicare and/or Medicaid or commercial payors reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and the providers. Reimbursement levels may be inadequate to cover third-party treatment sites’ costs of delivering our investigational COMP360 psilocybin treatment. The failure to maintain or to secure new cost-effective contracts with third-party treatment sites may result in a loss of or inability to grow our network of third-party treatment sites, patient base, higher costs to our patients and us, healthcare provider network disruptions and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.
We currently rely on specially trained therapists working at third-party clinical trial sites to administer our investigational COMP360 psilocybin treatment in our clinical trials and we expect this to continue upon approval, if any, of COMP360 or any future psychedelic-based drug candidates. If third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed.
We currently administer our investigational COMP360 psilocybin treatment in our clinical trials through qualified third-party therapists working at third-party clinical trial sites. However, there are currently not enough trained therapists to carry out our investigational COMP360 psilocybin treatment at a commercial scale, and our efforts to facilitate training programs for therapists may be unsuccessful.

While we currently provide training to the therapists and expect to continue providing training in the future (either directly or indirectly through third-party providers), we do not currently employ the therapists who deliver our treatments to patients and do not intend to do so in the future. Such therapists are typically employed by the third-party treatment sites. If our investigational COMP360 psilocybin treatment or any future therapeutic candidates are approved for commercialization, third-party treatment sites may demand substantial financial resources from us to recruit and retain a team of qualified therapists to administer our investigational COMP360 psilocybin treatment or any future therapeutic candidates. If the third-party treatment sites fail to recruit, train and retain a sufficient number of therapists or if a competitor develops a similar product that is effective without the use of therapists, our ability to offer and administer our treatments will be greatly harmed, which may in turn reduce the market acceptance rate of our treatments or limit our ability to grow our business. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.
Although we currently provide training and expect to continue providing training to the therapists (directly or through third-party providers), we generally rely on qualified and certified third-party treatment sites to manage the therapists and monitor the administration of our treatments and ensure that the administration process of our treatments comply with our established protocols. However, if not properly managed and supervised, there is a risk that therapists may deviate from our training protocols, fail to follow the guidelines we have established, or abuse patients during psilocybin administration sessions. The therapists might also administer unauthorized treatments to patients using illegal psilocybin compounds in “underground” clinics. Such illegal activities would put the patients at risk and subject us to potential liabilities, litigations, regulatory proceedings and reputational harm. If this were to occur, we may face serious setbacks for our commercialization process and our financial condition and results of operations would be materially harmed.
Commercialization of our COMP360 psilocybin treatment or other psychedelic-based drug candidates is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.
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
As therapeutic candidates are developed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way in an effort to optimize processes and results. Any of these changes could cause our investigational COMP360 drug product or any future drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of COMP360 or any future therapeutic candidates and jeopardize our ability to commence product sales and generate revenue.
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
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if in the future we have therapeutic candidates that we believe meet the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for COMP360 and any future therapeutic candidates may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even though COMP360 has been designated as a breakthrough therapy, the FDA may later decide that it, or any future therapeutic candidates that are designated by the FDA as breakthrough therapies, no longer meet the conditions for qualification.
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
We may enter into collaborations with pharmaceutical companies or others for the discovery, development and/or commercialization of future therapeutic candidates or research programs. For example, we established a Discovery Center under a sponsored research agreement with University of the Sciences Philadelphia (which merged into Saint Joseph’s University in 2022), or USciences. If we fail to enter into or maintain collaborations on reasonable terms, our ability to discover and develop future therapeutic candidates and research programs could be delayed or become more costly. Any future collaborations may subject us to a number of risks, including the following:
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
We have, and may in the future, set up research facilities and innovation labs, which we refer to as Centers of Excellence, in key markets. We announced the establishment of our first Center of Excellence in collaboration with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics in Baltimore, Maryland, in January 2021. In March 2022, we announced a strategic collaboration with King’s College London and South London and Maudsley NHS Foundation Trust, or SLaM, to establish The Center for Mental Health Research and Innovation with an overarching goal of accelerating patient access to evidence-based innovation in mental health care by driving forward research in psychedelic treatments through, among other things, the development of working model psychedelic treatment clinics, therapist training programs, conducting clinical trials, and data analysis.

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
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of therapeutic substances. Currently, we have no treatments that have been approved for commercial sale; however, the current and future use of our investigational COMP360 psilocybin treatment or any future therapeutic candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved treatments in the future, may expose us to liability claims. These claims might be made by patients who receive our investigational COMP360 psilocybin treatment in clinical trials and if regulatory approval is obtained, by patients or healthy volunteers who receive it under prescription and by healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that sell COMP360 psilocybin treatment or any future therapeutic candidates. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our investigational COMP360 psilocybin treatment or any future therapeutic candidates or any prospects for commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If COMP360 or any future therapeutic candidates cause adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use COMP360 or any future therapeutic candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:
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
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the United States, there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal use of “psilocybin products,” including naturally-derived psilocybin substances, in licensed facilities with supervision by licensed facilitators. Oregon psilocybin service centers opened and licensed facilitators began offering psilocybin services to adults over the age of 21 in January 2023. In November 2022, voters in Colorado approved a ballot measure legalizing the use of naturally-derived psilocybin and psilocin in state-regulated centers under the supervision of state-licensed facilitators. Some cities have also passed measures that decriminalizes or minimizes enforcement actions for psilocybin, including, for example, Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), Northampton, Massachusetts (April 2021), Seattle, Washington (October 2021), San Francisco, California (September 2022), Minneapolis, Minnesota (July 2023) and Portland, Maine (October 2023). The legalization of psilocybin without regulatory oversight or with minimal regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.
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
Section 280E of the Internal Revenue Code of 1986, as amended, or the Code, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The U.S. Internal Revenue Service, or IRS, has invoked Section 280E in tax audits against various businesses in the United States that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. There is no guarantee that any federal court will issue an interpretation of Section 280E favorable to psilocybin and psilocin businesses.
We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable UK tax legislation.
As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. We had accumulated trading losses for carry forward in the UK of $259.0 million and $176.9 million as of December 31, 2023 and December 31, 2022, respectively. Subject to any relevant utilization criteria and restrictions (including, but not limited to, those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is limited each year to £5.0 million per group plus, broadly, an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a company that carries out extensive research and development activities, we seek to benefit from the UK research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for a cash rebate of an amount up to an effective rate of 18.6% of such qualifying research and development expenditures or carry forward such amount for potential offset against future profits (subject to relevant restrictions). The majority of our research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as a SME, based on size criteria concerning employee staffing levels, turnover and gross assets.
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

As noted above, the SME R&D tax relief regime has been reduced such that for qualifying expenditure from April 1, 2023 the effective credit decreased from 33.3% to 18.6%. For subcontracted expenditure (paid to unconnected subcontractors), as there is a restriction to 65% of costs, the effective credit decreased from 21.7% to 12.1%. This will impact the level of repayable credit that can be claimed. However, new rules were announced in the Finance Bill 2023-24 for an enhanced rate of relief for R&D intensive companies, which would be 27.0% for qualifying expenditure and 17.5% for qualifying subcontracted expenditure (paid to an unconnected subcontractor). Although these rules will have effect from April 1, 2023, they were not included in Finance (No 2) Act 2003. Instead draft legislation, which is not yet final, was published on July 18, 2023. The Company is therefore unable to determine whether they would meet the criteria for the enhanced rate of relief until the final legislation and more detailed guidance has been published.
Restrictions have also been introduced on relief that may be claimed for expenditure on contracted out research and development activity where the work is undertaken outside the UK, save for very limited exceptions. These changes may impact the quantum of R&D relief that the Company is able to claim in the future and will take effect from April 1, 2024. In addition, the UK government is currently considering merging the SME and RDEC regimes, which may, inter alia, change the present treatment of research and development work and introduce different thresholds and caps on expenditure and relief. The outcome and timing of this merger is still to be confirmed, though draft legislation has been produced, but could have a material impact on the quantum of research and development relief that the Company is able to claim. SME R&D reliefs (whether by way of additional deductions or payable tax credits) are also on a per project basis and each project is limited to a maximum cap of € 7.5 million.
We may benefit in the future from the UK’s “patent box” regime, which allows certain profits attributable to revenue from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. We own two UK patents which cover our investigational COMP360 psilocybin treatment, and accordingly, future upfront fees, milestone fees, product revenue and royalties could be eligible for this deduction. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term rate of corporation tax lower than the statutory rate to apply to us. If, however, there are unexpected adverse changes to the UK research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.
The UK tax authority, His Majesty’s Revenue & Customs, or HMRC, has an increased focus on claims for R&D tax reliefs and so the Company may be subject to increased scrutiny in respect of any claims it makes. In addition, the legislation on the UK R&D tax reliefs regime is updated and changed frequently, so there can be no guarantee of the ability of the Company to make use of reliefs as it might currently expect to in future.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and could have a material adverse effect on our business.
In the United States, the EU and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Healthcare Reform.”
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
Although we do not currently have any treatments on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any treatments for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved treatments, and other parties through which we market, sell and distribute our treatments for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Other Healthcare Laws and Compliance Requirements.”
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
We are subject to European data protection regulations, where we collect and use personal data relating to Europe, including to conduct and enroll subjects in clinical trials in the United Kingdom (UK) or the European Economic Area (EEA). This includes the EU General Data Protection Regulation, or EU GDPR, and the UK equivalent of the same, the UK GDPR (collectively referred to as the GDPR), as well as other national data protection legislation in force in the UK and relevant EEA Member States (including the UK Data Protection Act 2018 in the United Kingdom), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) (i) regarding individuals in the UK and EEA, and/or (ii) carried out in the context of the activities of our establishment in the UK and any EEA Member State.
The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the UK and EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The GDPR provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between EEA Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.
In addition, we are subject to evolving and strict rules on the transfer of personal data out of the UK and EEA to third countries such as the United States in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs or the UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Any inability to transfer personal data from the UK and EEA to third countries in compliance with data protection laws may adversely affect our operations and our business and financial position.. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR. While we have taken steps to comply with the GDPR, and implementing legislation in the UK and applicable EEA Member States, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller or joint controller, reviewing our security procedures and those of our vendors and collaborators, and entering into data processing agreements with relevant vendors and collaborators, we cannot be certain that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful.
The UK data protection regime is independent from but currently still aligned to the EEA’s data protection regime. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or Data Reform Bill into the UK legislative process to reform the UK’s data protection regime following Brexit. If passed, the final version of the Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford treatments such as our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and treatments that use psilocybin or psilocin are precluded from reimbursement in the United States. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given treatment by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, Europe or elsewhere will be available for any treatment that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Coverage, Pricing and Reimbursement.”
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
In order to manage our contracts with contractors, we ensure that such contractors are appropriately licensed at the state and federal level in the United States, and at the appropriate level in other territories. Were such contractors to operate outside the terms of these licenses, we may experience an adverse effect on our business, including the pace of development of our investigational COMP360 psilocybin treatment or any future psychedelic-based drug candidate.
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
If we were to initiate legal proceedings against a third party to enforce a patent covering one of our investigational treatments, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (i.e., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover COMP360 or any future therapeutic candidates. For example, on July 22, 2022, a third-party challenger filed with the USPTO Board requests for rehearing of the USPTO Board’s decisions to deny institution of post-grant reviews of U.S. Patent 10,947,257 and U.S. Patent 10,954,259, and on August 16, 2022, the third-party challenger also filed requests for a Precedential Opinion Panel in each of the patents. On February 10, 2023, the USPTO Board denied the request for a Precedential Opinion Panel in each of the challenges. On May 23, 2023, the USPTO Board denied the requests for rehearing in each of the challenges. The outcome following legal assertions of invalidity and unenforceability during patent litigation or other proceedings is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on COMP360 or one or more of any future therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, and prospects. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the European Patent Office, the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The European Patent Office, the USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our collaboration partners to pay these fees due to the United States and comparable foreign patent agencies and take the necessary action to comply with such requirements with respect to our intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaboration partners fail to maintain the patents and patent applications covering our investigational treatments, third parties, including our competitors might be able to enter the market with similar or identical treatments or technologies, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We rely on the protection of our intellectual property in various jurisdictions. Changes in patent laws in the U.S. and other jurisdictions could cause us to lose protection over certain of our patents and therefore impair our ability to protect our future product candidates. For example, in the U.S., recent decisions raise questions regarding the award of patent term adjustment for patents in families where related patents have been issued without a patent term adjustment. Thus, it cannot be said with certainty how a patent term adjustment award will or will not be viewed in future and whether patent expiration dates may be impacted. The complexity and uncertainty of European patent laws have also increased in recent years. For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We may decide to opt out of our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
We do not currently have, nor do we plan to acquire, the infrastructure or capability necessary to manufacture COMP360 or any future therapeutic candidates, including the psilocybin and psilocin incorporated into such therapeutic candidates. We rely on, and expect to continue to rely on, contract manufacturers, or CMOs, for the development, manufacture and production of the psilocybin and psilocin used in our investigational treatments administered in our clinical trials and will continue to rely on such CMOs for the development, manufacture and production of any commercial supply, if our investigational treatments are approved. Currently, we engage with multiple different CMOs in the UK for all activities relating to the development, manufacture and production of all components incorporated in COMP360. Reliance on third-party providers, such as CMOs, exposes us to more risk than if we were to manufacture COMP360, or any future therapeutic candidates. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of COMP360 or any future therapeutic candidates in accordance with relevant regulations (such as the FDA’s good laboratory practices, or GLP, cGMPs or similar regulatory requirements outside the US) for the manufacture of drug substances, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Some of the suppliers currently engaged in the production process of COMP360, including our current supplier of API, have not in the past been subject to inspection by the FDA and/or EMA and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of COMP360 or any future therapeutic candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of COMP360 or any future therapeutic candidates and harm our business and results of operations.
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

We rely, and expect to continue to rely, on third parties, including independent clinical investigators, academic collaborators and contract research organizations, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic collaborators and third-party contract research organizations, or CROs, to conduct our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA, the MHRA and comparable foreign regulatory authorities for all of our treatments in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our investigators, academic collaborators or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of our third-party contractors and CROs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.
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
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. For example, our new chief financial officer is expected to start in March 2024. If we are not successful in managing this transition to a new chief financial officer or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
Our employees, independent contractors, principal investigators, institutions and researchers of IISs, CROs, consultants, vendors, third-party treatment sites, therapists and collaboration partners and third parties may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.
We are exposed to the risk that our employees, independent contractors, principal investigators, institutions and researchers of IISs, CROs, consultants, vendors, third-party treatment sites, therapists and collaboration partners may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless and negligent conduct or unauthorized activities that violate, among other things: (i) the regulations of the FDA, the EMA, the MHRA and other comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

Our commercialization model also entails the risk of malpractice and professional liability claims against both our third-party treatment sites and us as a result of actual or alleged therapist misconduct. Although we, and the third-party treatment sites with which we engage, carry insurance covering malpractice and professional liability claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful malpractice or professional liability claims could result in substantial damage awards that exceed the limits of our insurance coverage and our third-party treatment sites’ insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our third-party treatment sites from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any such claims may materially and adversely affect our business or reputation.
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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin to treat mental health illnesses, including TRD. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.

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
We may in the future make additional acquisitions or investments to add employees, complementary companies, treatments, products, solutions, technologies, or revenue. These transactions could be material to our business, financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition or investment candidates can be difficult, time-

consuming and costly, and we may not be able to complete acquisitions or investment on favorable terms, if at all. The process of integrating an acquired company, business or technology and managing our future investments may create unforeseen operating difficulties and expenditures. The areas where we face risks include:
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
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing and future third-party treatment sites, therapists, patients and collaborators, and to our ability to attract clinics to become our third-party treatment sites offering our treatments. The promotion of our brand has required and may continue to require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing and other initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, to the extent we generate any future revenue, and to the extent that these activities yield increased future revenue, the increased revenue may not offset the expenses we incur and our business, financial condition and results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our network of third-party treatment sites, therapists and patients, could harm our reputation and brand and make it substantially more difficult for us to attract new third-party treatment sites, therapists and patients. If we do not successfully maintain, protect or enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with third-party treatment sites, therapists and patients, which would harm our business, financial condition and results of operations.
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
Our current or future digital technology solutions could compromise sensitive information related to our business, patients, healthcare professionals, therapists, third-party treatment sites and collaborators, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
Our current and future digital technology solutions may involve the collection, storage, usage or disclosure of confidential and sensitive data, including protected health information, or PHI, and other types of personal data or personally identifiable information, or PII. For example, as part of our clinical trials, we may use digital technology solutions to record and analyze therapeutic sessions. We may also process and store, and use additional third parties to process and store, confidential or sensitive information, including intellectual property and other proprietary business information of ours and our third-party collaborators.

We are highly dependent on information technology networks and systems, including the internet and external cloud providers, to securely process, transmit and store this critical information. Security incidents or breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, could create system disruptions, shutdowns or unauthorized disclosure or modifications of confidential information, causing patient health information to be accessed, acquired or altered without authorization or to become publicly available. In addition, we use certain systems that rely on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These machine learning systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our guiding principles, and mission. Any errors or vulnerabilities discovered in our systems or data could also result in damage to our reputation or liability for damages, any of which could adversely affect our growth prospects and our business.

We utilize third-party service providers for important aspects of the collection, storage and transmission of patient information, and other confidential and sensitive information as well as encryption of data at rest and in transit, along with appropriate system logging and access controls, and therefore rely on third parties to manage functions that have material cybersecurity risks. We and our third party service providers are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack or otherwise exploit any vulnerabilities in our systems or those of our third party service providers, or attempt to fraudulently induce our employees, consumers, third party service providers or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. These types of incidents continue to be prevalent and pervasive across industries, including in our industry.We take certain administrative and technological safeguards designed to address these risks, such as by requiring outsourcing contractors who handle or subcontract the handling of patient information for us to enter into agreements that contractually obligate those contractors and any subcontractors to use reasonable efforts to safeguard PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions.

A security breach or privacy violation that leads to disclosure or unauthorized use, loss of, or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and regulators and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If we are unable to prevent such security incidents or breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our digital technology solutions and tools, and our ability to conduct our clinical trials may be negatively impacted, including patient enrollment in clinical trials and therapist recruitment for our clinical trials, and we may suffer loss of reputation, adverse impacts on patients, physicians, clinical trial sites and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and confidential or sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, misused, or stolen. Any such interruption of access, improper or unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy and security of patient information or other personal information, such as HIPAA, and the GDPR, the CCPA, and regulatory penalties.

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
The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot ensure that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed.
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
•timing of completion of our Phase 3 clinical program and the time period during which results of our Phase 3 trials will become available;
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
•public concern relating to the commercial value or safety of our investigational COMP360 psilocybin treatment or any future therapeutic candidates;
•negative publicity or public perception of the use of psilocybin as a treatment for mental health conditions;
•financing or other corporate transactions;
•publication of research reports or comments by securities or industry analysts;
•the trading volume of our ADSs on Nasdaq, including the sale of ADSs held by holders from our PIPE offering or the exercise of the PIPE Warrants;
•sales of our ADSs by us (including through our ATM Facility), members of our senior management and directors or our shareholders or the anticipation that such sales may occur in the future;
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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $5.01 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through December 31, 2023. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.

The number of shares registered for sale by certain selling stockholders is significant in relation to the number of our outstanding ordinary shares.
We have filed a registration statement to register 40,089,163 ADSs, representing 40,089,163 ordinary shares offered for sale into the public market by the selling securityholders named in the registration statement. The registration statement covers (i) 16,076,750 ADSs, representing 16,076,750 ordinary shares, originally issued in the PIPE, which may be resold in the public market immediately without restriction, (ii) 7,935,663 ADSs, representing 7,935,663 ordinary shares, pursuant to ATAI’s demand notice and (iii) up to an additional 16,076,750 ADSs, representing 16,076,750 ordinary shares, which may be resold in the public market without restriction following the exercise in total of the PIPE Warrants. These shares represent a large number of our ADSs, and if a large part or all of such shares are sold in the market all at once or at about the same time, that could depress the market price of our ADSs and could also affect our ability to raise additional equity capital.
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
Based upon our ordinary shares outstanding as of December 31, 2023, our executive officers, directors, and certain significant shareholders and their affiliates beneficially own approximately 32.99% of our ordinary shares and ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
Because we have no present intention to pay dividends on our ordinary shares for the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.
Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be declared and paid. Therefore, we must have distributable profits before declaring and paying a dividend. We have not paid dividends in the past on our ordinary shares. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, on our ADSs will be your sole source of gains for the foreseeable future, and you will suffer a loss on your investment if you are unable to sell your ADSs at or above the price at which you purchased them. Any recommendation by our board of directors to pay dividends will depend on many factors, including our financial condition (including losses carried forward), results of operations, legal requirements and other factors. In addition, our Loan Agreement with Hercules currently prohibits, and any future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our ordinary shares. We are unlikely to pay dividends or other distributions in the foreseeable future. If the price of our ADSs declines before we pay dividends, you will incur a loss on your investment, without the likelihood that this loss will be offset in part or at all by potential future cash dividends.
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
Except as described in the deposit agreement, holders of the ADSs will not be able to exercise voting rights attached to the ordinary shares represented by the ADSs. The deposit agreement provides that, upon receipt of notice of any meeting of holders of our ordinary shares, the depositary will fix a record date for the determination of ADS holders who shall be entitled to give instructions for the exercise of voting rights. Upon our request, the depositary shall distribute to the holders as of the record date (i) the notice of the meeting or solicitation of consent or proxy sent by us and (ii) a statement as to the manner in which instructions may be given by the holders. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs.
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
Many members of our senior management and certain members of our board of directors are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the U.S. federal securities laws.
The United States and the UK do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the UK. In addition, uncertainty exists as to whether the courts of England and Wales would entertain original actions brought in the UK against us or our directors or senior management predicated upon securities laws of the U.S. or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decisions. If the courts of England and Wales give a judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the courts of England and Wales discretion to prescribe the manner of enforcement.
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
Under the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder (as defined below under “Taxation—Material U.S. Federal Income Tax Considerations for U.S. Holders”) holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. Based on the current and expected composition of our income and assets and the value of our assets, we believe that we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2023. However, no assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.

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
Based on our review of beneficial ownership reports filed with the SEC, we do not believe that we were classified as a CFC for the 2023 taxable year. However, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code.
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
Due to the international scope of our operations, our assets, earnings, expenses and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the Pound Sterling and the Euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the U.S. dollar (except that the functional currency of our U.K. subsidiary is the Pound Sterling) and the majority of our operating expenses are paid in both Pound Sterling and U.S. dollars. We also regularly acquire services, consumables and materials in U.S. dollars, Pound Sterling and the Euro. Further potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs has been affected and may in the future be affected by fluctuations in foreign exchange rates between the Pound Sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our consolidated financial statements for a description of foreign exchange risks.

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

Our results of operations have in the past and could in the future be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States and UK, have been affected from time to time by economic downturns or recessions, government shutdowns, supply chain constraints, heightened and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine or Gaza and Israel, the ongoing conflicts and any further escalation of geopolitical tensions related to these conflicts, including the imposition of sanctions by the United States and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates, increased probability of a recession and increased volatility in financial markets. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.

A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency for our wholly-owned U.K. operating subsidiary is the Pound Sterling, and we report our financial results in U.S. dollars. For example, inflation rates, particularly in the United States, have seen increased levels compared to recent history. Elevated inflation may result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and geopolitics, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, fluctuating interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, the turmoil in the banking system, such as the turmoil seen in early 2023 with the appointment of the FDIC as a receiver for several U.S. banks, may increase market volatility. Due to these and other macroeconomic factors, many observers believe there is a risk of a recession occurring in the United States, and perhaps in other major global economies. These developments may adversely affect our business, financial condition and results of operations.

Changes and uncertainties in the tax system in the countries in which we have operations could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.
We conduct business globally and file tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms being implemented or under consideration (such as, without limitation, those related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other anti-tax avoidance legislative efforts and other initiatives); the practices (published or otherwise) of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.
We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes (which may have retroactive effect), to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheets, and otherwise affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.
Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, HMRC, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a ‘‘permanent establishment’’ under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.
A tax authority may take the position that material tax liabilities, interest and penalties are payable by us, for example where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable, or result in other liabilities (including, without limitation, in relation to penalties and interest), which in turn could affect the results of the Company and the returns available to investors.
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
Given our reliance on technological infrastructure, we continue to evaluate internal security measures and policies. Our internal computer systems, which are managed partially by a third party, and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, pandemics and telecommunications and electrical failure. Any system failure, accident or security compromise or breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our therapeutic development programs. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or clinical trial data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. While we conduct periodic penetration testing and perform security monitoring, as the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and the costs to protect our network and systems may increase.

Additionally, it is also possible that unauthorized access to employee or clinical trial data may be obtained through inadequate use or circumvention of security controls by customers, suppliers or other vendors. While we continue to expend time and resources on the mitigation of such risks, there is the possibility of a material impact from such an attack in the future.
While we have not, to our knowledge, experienced any such material system failure or security breach that caused interruptions to our operations to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of COMP360 or any future therapeutic candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security compromise or breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates could be hindered or delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security compromises or breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
We are a clinical-stage biotechnology company and continue to mature as a public company since our initial public offering in 2020. We have developed cybersecurity policies, procedures and practices and an enterprise risk management program designed to align to the nature, size and scale of our business operations and cybersecurity threat profile.
Cybersecurity Governance
Our board of directors has delegated oversight responsibility for risk management, including cybersecurity risks, to our audit and risk committee, and such responsibilities are set forth in the audit and risk committee’s charter. At routine board meetings, the chair of the audit and risk committee regularly provides a report to the full board on the committee’s oversight activities.
We have developed an enterprise risk management program designed to monitor and assess risks arising from our business operations and make informed decisions about how to manage risk. The enterprise risk management program is overseen by our audit and risk committee and is implemented under the leadership of our vice-president of risk and compliance, who reports to our general counsel and has a direct line of communication to the chair of our audit and risk committee. As part of our enterprise risk management program, we identify and review risks related to cybersecurity on a regular basis, including risks related to third-party access to our information technology systems, and we prioritize risk categories to inform enterprise risk assessment reporting. We conduct periodic enterprise risk assessments and report the results to the executive team and the audit and risk committee.
Our chief technology officer, with 13 years of experience in information technology, artificial intelligence and software engineering, is responsible for managing and assessing risks related to cybersecurity and data governance. Our chief technology officer supervises our vice-president of information technology, who has primary operational responsibility for managing the overall cybersecurity posture and strategy, managing internal and external cybersecurity resources and organizing and leading efforts to prevent, detect and respond to cybersecurity incidents and threats. Prior to joining the company, our chief technology officer has previously served in various data and technology leadership roles, including most recently as chief data officer at another biotechnology company. Our vice-president of information technology has 25 years of experience in information technology and most recently served as senior director of information technology operations and infrastructure at another biotechnology company. As part of our quarterly disclosure committee process, our chief technology officer discusses with our chief executive officer, interim chief financial officer and other executive team members any significant cybersecurity issues, including any potential risks related to cybersecurity incidents.
Cybersecurity Risk Management Strategy
We have developed and implemented policies, procedures and practices designed to protect the information and systems that support our operations and assets. In developing our policies and procedures, we were informed by certain industry standards and guidelines. We routinely train our employees on cybersecurity awareness and our information security and data protection policies.
We have policies and procedures designed to prevent, detect and respond to cybersecurity incidents or threats. We use industry standard security and monitoring systems that are managed by our internal information technology team with support from third-party IT services firms. We also periodically conduct internal and external security testing, such as phishing testing and penetration testing. The results of our security testing are reported to our chief technology officer and when relevant with the wider executive team.
When engaging third-parties, we have procedures and protocols designed to protect our information technology systems and our confidential information. For example, before we grant third-parities access to our information technology systems, we require agreements with such third-parties, we require such third parties to complete cybersecurity training and we typically require specific contract terms in our agreements with such third-parties.

To date, we have not identified any risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents experienced by us or, to our knowledge, by any of our third-party service providers, that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber security or cyber security of our collaborators, vendors and other partners.” in Part I, Item 1A. "Risk Factors" for additional description of cybersecurity risks.
ITEM 2. PROPERTIES
Facilities
We lease office space, located at Fora - Soho, 33 Broadwick Street, London, W1F 0DQ, United Kingdom, which is the Company’s corporate headquarters. The lease expires in 2025.
In 2022, we entered into a membership agreement with WeWork for office space at 130 Madison Avenue, New York, NY. The membership agreement was cancelled in the fourth quarter of 2023. In the third quarter, we entered into a lease for office space at 44 W. 37th Street, New York, NY.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK
Market Information and Holders of Ordinary Shares and ADSs
Our American Depositary Shares, or ADSs, each represent one ordinary share, nominal value £0.008 per share, of COMPASS Pathways plc. An ADS may be evidenced by an American Depositary Receipt issued by Citibank, N.A. as depositary bank.  Our ADSs have been listed and traded on The Nasdaq Global Select Market under the symbol “CMPS” since September 18, 2020.  As of February 26, 2024, there were approximately three holders of record of our ordinary shares, nominal value £0.008 per share, and thirty holders of record of our ADSs. The closing sale price per ADS on The Nasdaq Global Select Market on February 26, 2024 was $10.68.
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
Unregistered sale of equity securities
Not applicable.
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1 to October 31, 2023	0	$—	0	$—
November 1 to November 30, 2023	4,808	$6.00	0	$—
December 1 to December 31, 2023	0	$—	0	$—
Three Months Ended December 31, 2023	4,808	$6.00	0	$—

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

Our initial focus is on TRD, comprising patients who are inadequately served by the current treatment paradigm. In 2018, we received Breakthrough Therapy designation from the FDA for COMP360 for the treatment of TRD. In November 2021, we announced positive top-line results from our Phase 2b clinical trial evaluating COMP360 in conjunction with psychological support for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine, the world’s leading peer-reviewed medical journal, published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin treatment clinical trial completed to date. The objective of the phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The top-line results from the 233-participant trial showed a rapid and sustained response for patients receiving a single 25mg dose of COMP360 psilocybin administered with psychological support, with 29.1% of participants in remission by week 3 (p<0.002). The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant (p<0.001) and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
At the beginning of 2023, we commenced our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in our Phase 2b trial (n=233). We expect to report top-line data in the fourth quarter of 2024.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase treatment responders and whether a second dose can improve responses observed in our Phase 2b trial and to explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. We expect to report top-line data by mid-2025.
• The primary endpoint in both pivotal trials is the change from baseline in MADRS (Montgomery-Åsberg Depression Rating Scale) total score at week 6.
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

Beyond TRD, we recently completed enrollment of 22 patients for our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment, administered with psychological support, in people with PTSD, as a result of trauma experienced as adults. In line with the study design, participants are being monitored for a 12-week period post dosing. We plan to announce safety and efficacy data over that period in the spring of 2024. In addition, we have an ongoing Phase 2 trial in anorexia nervosa.

Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes, our initial public offering, or IPO, and our follow-on offering, of American Depositary Shares, or ADSs, representing our ordinary shares in September 2020 and May 2021, respectively. In October 2021, we entered into a Sales Agreement with Cowen and Company, LLC, under which we may issue and sell from time to time up to $150.0 million of our ADSs at market prices, which we refer to as our ATM Facility. Through December 31, 2023 we sold 2,982,038 ADSs under our ATM Facility, resulting in $28.6 million in net proceeds. On June 30, 2023, we entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of a term loan of $30.0 million, which was funded on June 30, 2023 and two additional tranches of $10.0 million each, which subject to certain conditions may become available to us.

On August 16, 2023, we entered into a securities purchase agreement, pursuant to which we agreed to sell and issue in the PIPE (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. We received $116.8 million in net proceeds, and will receive up to an additional approximately $159.6 million in gross proceeds if the PIPE Warrants are fully exercised.

We have incurred significant operating losses since our inception. We incurred total net losses of $118.5 million and $91.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $379.6 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate and potentially including expanding into additional indications, and initiating preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from fluctuating interest rates and rates of inflation and foreign exchange fluctuations, instability in the banking system, a potential government shutdown in the United States, volatility due to the upcoming presidential election in the U.S., potential recessions in any of the regions or countries in which we operate, geopolitical tensions from the ongoing war between Ukraine and Russia and the Israel-Hamas war and changing conditions resulting from public health crises. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of December 31, 2023, we had cash and cash equivalents of $220.2 million. We believe that our existing cash and cash equivalents, together with the net proceeds raised to date during the first quarter, will be sufficient for us to fund our operating expenses and capital expenditure requirements into late 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions
We continue to monitor current macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, the potential for a government shutdown in the United States, the impact of the upcoming presidential election in U.S., the risk of economic slowdown or recession in the United States and geopolitical tensions from the ongoing war between Ukraine and Russia and the Israel-Hamas war, for any potential impact that these or other events or conditions may have on our business.
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
• personnel expenses, including salaries, related benefits and travel expenses for employees engaged in research and development functions;
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
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase over the next several years as we: (i) seek to complete the clinical development for our investigational COMP360 psilocybin treatment for TRD; (ii) fund research for our investigational COMP360 psilocybin treatment in other neuropsychiatric indications; (iii) seek to develop digital technologies to complement and augment our treatments, and seek to access other novel drug candidates for development in neuropsychiatric and related indications; (iv) improve the efficiency and scalability of our third-party manufacturing processes and supply chain; and (v) build our third-party or in-house process development, analytical and related capabilities, increase personnel costs and prepare for regulatory filings related to our potential or future therapeutic candidates.
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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the year ended December 31, 2023 and 2022. We expect such elements of expenditure will also continue to be eligible for the SME regime for future accounting periods.
The UK R&D tax credit is fully refundable to us and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the UK research and development tax credit as a benefit which is included in our net loss before income tax and, accordingly, not reflected as part of the income tax provision. If, in the future, any UK R&D tax credits generated are needed to offset a corporation tax liability in the UK, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within other income, net.
Income Tax Expense
We are subject to corporate taxation in the United States and the UK. Due to the nature of our business, we have generated losses since inception and have therefore not paid UK corporation tax. Our income tax expense represents only income taxes in the United States.
Unsurrendered UK losses may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated trading losses for carry forward in the UK of $259.0 million and $176.9 million as of December 31, 2023 and 2022, respectively, which is offset by a full valuation allowance.
During the year ended December 31, 2023 and 2022, the Company recorded a tax provision of $0.8 million and $0.4 million, related to the income tax obligations of its operating company in the US, which generates a profit for tax purposes.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
OPERATING EXPENSES:
Research and development	$87,518	$65,053	$44,027
General and administrative	49,401	45,350	39,194
Total operating expenses	136,919	110,403	83,221
LOSS FROM OPERATIONS	(136,919)	(110,403)	(83,221)
OTHER INCOME, NET:
Other income	4,878	4,061	40
Interest expense	(2,204)	—	—
Foreign exchange gains	3,686	821	1,990
Benefit from R&D tax credit	12,875	14,424	9,648
Total other income, net	19,235	19,306	11,678
Loss before income taxes	(117,684)	(91,097)	(71,543)
Income tax expense	(780)	(408)	(199)
Net loss	$(118,464)	$(91,505)	$(71,742)

Comparison For The Years Ended December 31, 2023 and 2022
Research and Development
The table below summarizes our research and development expenses incurred for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Change
Development expenses	$48,306	$34,342	$13,964
Personnel expenses	23,533	16,662	6,871
Non-cash share-based compensation expense	8,910	7,358	1,552
Facilities and other expenses	6,769	6,691	78
Total research and development expenses	$87,518	$65,053	$22,465
Research and development expenses increased by $22.5 million to $87.5 million for the year ended December 31, 2023, from $65.1 million for the year ended December 31, 2022. The increase in research and development expenses was primarily attributable to:
•an increase of $14.0 million in external development expenses, which primarily related to increases of $12.2 million in clinical trial expenses and $1.9 million in the cost of preclinical studies, partially offset by a $0.1 million decrease in drug development and manufacturing costs;
•an increase of $6.9 million in personnel expenses, primarily as a result of hiring additional personnel in our research and development departments to support the expansion of our digital, preclinical and clinical teams, in late 2022 and 2023;
•an increase of $1.6 million in non-cash share-based compensation expense due to increased staffing levels year over year, meaning increased equity grants; and
•an increase of $0.1 million in facilities and other expenses, which related to increases in external consulting fees compared to the prior period.
We expect research and development costs to continue to increase substantially in the near future, consistent with our plan to continue to advance our Phase 3 program for COMP360 psilocybin treatment in TRD in 2024.

General and Administrative
The following table summarizes our general and administrative expenses for the years ended December 31, 2023, and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Change
Personnel expenses	$18,192	$17,160	$1,032
Non-cash share-based compensation expense	8,367	5,765	2,602
Legal and professional fees	9,800	11,404	(1,604)
Facilities and other expenses	13,042	11,021	2,021
Total general and administrative expenses	$49,401	$45,350	$4,051
General and administrative expenses increased by $4.1 million to $49.4 million for the year ended December 31, 2023 from $45.4 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily attributable to the following:
•an increase of $1.0 million in personnel expenses, primarily due to an increase in staffing levels in late 2022;
•an increase of $2.6 million in non-cash share-based compensation expense due to increased staffing levels in late 2022, meaning increased equity grants;
•a decrease of $1.6 million in legal and professional fees, primarily related to a decrease in advisory fees; and
•an increase of $2.0 million in facilities and other expenses, primarily attributable to increases in banking fees of $0.9 million, Centers of Excellence costs of $0.9 million and other expenses of $0.2 million.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development growth initiatives.
Other Income, Net
Other income
Other income was $4.9 million for the year ended December 31, 2023 and $4.1 million for the year ended December 31, 2022. The increase in other income primarily related to increased interest income as a result of higher interest rates on cash deposits. The gain in prior year was in connection with a forward exchange contract that we entered into and settled in the third quarter of 2022.
Interest expense
Interest expense was $2.2 million for the year ended December 31, 2023 and nil for the year ended December 31, 2022. The increase is related to the Loan Agreement with Hercules entered into on June 30, 2023, as well as the payment-in-kind (PIK) interest on the loan.
Foreign exchange gains
Foreign exchange gains increased by $2.9 million to a gain of $3.7 million for the year ended December 31, 2023 from a gain of $0.8 million for the year ended December 31, 2022, primarily related to the translation of intercompany balances as a result of a change in functional currency and translation of bank balances held in a foreign currency. More information on this can be found in section “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”. As our operating model and business develops we will continue to monitor and assess our legal entity structure, the predominant currency of our future cash outflows and the continuing impact of foreign exchange rates on our results of operations.

Benefit from Research and Development Tax Credit

During the year ended December 31, 2023 and 2022, we recognized an R&D tax credit from the UK as a benefit within other income, net of $12.9 million and $14.4 million, respectively. Research and development expenses increased, however, the tax credit receivable decreased by $1.5 million in 2023 compared to 2022 due to a reduction in the R&D tax relief rates. Up until April 1, 2023, the effective rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out. On and after April 1, 2023, the effective rates reduced to 18.6% and 12.1%, respectively.
Income Tax Expense
The income tax expense was $0.8 million for the year ended December 31, 2023 and $0.4 million for the year ended December 31, 2022. The income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.
Comparison For The Years Ended December 31, 2022 and 2021
Please refer to the Annual Report on Form 10-K filed for December 31, 2022 for details on the comparisons for the years ended December 31, 2022 and 2021.
Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have funded our operations to date primarily with proceeds from the sale of convertible preferred shares, convertible loan notes and ADSs in our IPO and our Follow-On Offering. In 2021, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which we may issue and sell from time to time up to $150.0 million of our ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of our ADSs, if any, will be made at market prices. Through December 31, 2023, we sold 2,982,038 ADSs under the Sales Agreement, resulting in $28.6 million in net proceeds. On June 30, 2023, we entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of a fully drawn term loan of $30.0 million, which was funded on June 30, 2023 and two additional tranches of $10.0 million each, which subject to certain conditions may become available to us. On August 16, 2023, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell in a private placement ADSs and warrants to purchase additional ADSs. We received $125.0 million in gross proceeds, before deducting placement agent commissions and offering expenses, from the private placement of ADSs and accompanying PIPE Warrants, and will receive up to an additional approximately $159.6 million in gross proceeds if the PIPE Warrants are fully exercised for cash. The PIPE Warrants have an exercise price of $9.93 will be exercisable at the election of the investors beginning in February 2024 for a three-year period. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. We believe our existing cash balance of $220.2 million at December 31, 2023, together with the net proceeds raised to date during the first quarter, will be sufficient for us to fund our operating expenses and capital expenditure requirements into late 2025.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating, lease, and debt obligations under our Loan Agreement with Hercules described below in the footnotes to our consolidated financial statements.

Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(97,375)	$(105,451)	$(67,745)
Net cash used in investing activities	(64)	(596)	(334)
Net cash provided by financing activities	173,830	1,040	156,646
Effect of exchange rate changes on cash, cash equivalents and restricted cash	866	(24,959)	(5,576)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$77,257	$(129,966)	$82,991
Net Cash Used in Operating Activities
During the year ended December 31, 2023, net cash used in operating activities was $97.4 million, primarily resulting from our net loss of $118.5 million offset by a non-cash gain on foreign currency remeasurement of $2.6 million, non-cash share-based compensation expenses of $17.3 million, depreciation and amortization of $0.2 million, non-cash interest of $0.6 million and non-cash lease expenses of $2.0 million. The net loss was also adjusted by $3.5 million related to changes in components of working capital, including a $10.5 million decrease in prepaid expenses and other current assets which primarily related to prepaid research and development expenses, an increase in deferred and prepaid tax assets of $1.7 million, a $5.8 million increase in long-term prepaid and other assets related to prepaid clinical trial costs and a $2.0 million decrease in operating lease liabilities, offset by a $2.5 million increase in accounts payable and accrued expenses which primarily relates to research and development expenses.
During the year ended December 31, 2022, net cash used in operating activities was $105.5 million, primarily resulting from our net loss of $91.5 million offset by a non-cash gain on foreign currency remeasurement of $1.1 million, non-cash share-based compensation expenses of $13.1 million, depreciation and amortization of $0.3 million, and non-cash lease expenses of $2.1 million. The net loss was also adjusted by $30.7 million related to changes in components of working capital, including a $28.8 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, an increase in deferred and prepaid tax assets of $1.7 million, a $0.3 million increase in other assets related to increased implementation costs, a $0.3 million decrease in accrued expenses and other liabilities and a $2.1 million decrease in operating lease liabilities, offset by a $2.5 million increase in accounts payable which primarily related to research and development invoices received in the quarter.
During the year ended December 31, 2021, net cash used in operating activities was $67.7 million, primarily resulting from our net loss of $71.7 million, offset by non-cash share-based compensation expenses of $8.6 million, depreciation and amortization of $0.2 million and non-cash lease expenses of $1.8 million. The net loss was also adjusted by $6.6 million related to changes in components of working capital, including a $9.0 million increase in prepaid expenses and other current assets which primarily related to the R&D tax credit receivable and prepaid research and development expense, a $0.2 million increase in other assets which primarily related to the security deposit for our new London office lease and a $0.9 million increase in deferred and prepaid tax assets, offset by a $5.3 million increase in accounts payable and accrued expenses primarily related to an increase in clinical trial costs and legal and professional fees. Also included in this increase was a non-cash operating lease liability of $1.9 million in relation to our adoption of ASC 842.
Net Cash Used in Investing Activities
During the years ended December 31, 2023, 2022 and 2021, net cash used in investing activities was $0.1 million, $0.6 million and $0.3 million respectively, primarily driven by our purchases of property and equipment, which largely consisted of lab and office equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $173.8 million, primarily related to proceeds from the issuance of ordinary shares through our ATM facility of $28.1 million, net proceeds from our PIPE offering of $116.8 million, net proceeds from issuance of long term debt of $29.6 million and $0.4 million proceeds from issuance of shares under the employee share purchase plan. The net cash provided was offset by $0.8 million payment of issuance cost of long term debt and $0.3 million in relation to withholding tax on stock awards in 2023.

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
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash
During the year ended December 31, 2023 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange gain of $0.9 million compared with a loss of $25.0 million in the same period in the prior year and a loss of $5.6 million in 2021, primarily driven by movements in exchange rates from period to period, resulting in exchange gains or losses on cash balances which are held in an entity with Pound Sterling functional currency that is translated to U.S. dollars, the reporting currency.
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
•continue the training of qualified therapists, psychiatrists and other healthcare professionals to deliver our investigational COMP360 psilocybin treatment in our clinical trials;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any therapeutic candidates, therapy sessions, or digital support, for which we may obtain regulatory approval, including COMP360;
•advance our commercialization strategy in the United States and Europe, including using digital technologies and solutions to enhance our therapeutic offering;
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
•expand our operations in the United States and Europe
•incur additional legal, accounting and other expenses associated with operating as a public company listed in the United States; and

•work to accelerate research of emerging psychedelic therapies through our partnership with our Centers of Excellence.
We believe our existing cash of $220.2 million at December 31, 2023, together with the net proceeds raised to date during the first quarter, will be sufficient for us to fund our operating expenses and capital expenditure requirements into late 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing and completion of our Phase 3 clinical program for COMP360 for the treatment of TRD, our clinical trials in other indications, and our preclinical activities and clinical trials for future indications or any future therapeutic candidates;
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
•the costs involved in growing our organization to the size needed to prepare for the potential commercialization of our investigational COMP360 psilocybin treatment and future therapeutic candidates;
•the costs of developing sales and marketing capabilities to target public and private healthcare providers and clinic networks in major markets;
•the costs of training and certifying therapists to administer our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
•the costs of establishing research collaborations, such as our research collaboration with Greenbrook TMS, and our Centers of Excellence and the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
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

Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments if necessary. To date, such adjustments have not been material. The estimate of the research and development expense is dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs, and other third-party service providers. Examples of estimated research and development expenses include fees paid to:
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
Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of research and development expenses.
Research and Development Incentives and Receivables
We are subject to corporate taxation in the UK. Due to the nature of our business, we have generated losses since our inception. The benefit from research and development, or R&D, tax credit is recognized in our consolidated statements of operations and comprehensive loss as a component of other income (expense), net, and represents the sum of our R&D tax credits recoverable in the UK.
Each reporting period, we evaluate which UK R&D tax credit programs we expect to be eligible for, that we plan to submit a claim for, and we have reasonable assurance that the amount will ultimately be realized.
The UK R&D tax credit is fully refundable to us and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the UK R&D tax credit as a benefit which is included in our net loss before income tax and accordingly, not reflected as part of our income tax provision. If, in the future, any UK R&D tax credits generated are needed to offset a corporation tax liability in the UK, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within other income (expense), net.
As a company we carry out extensive R&D activities and, therefore, benefit from the UK R&D tax credit regime under the scheme for SMEs. We have assessed our research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the SME regime and whether the claim will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government. Under the SME regime, in effect through December 31, 2023, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of a portion of such qualifying research and development expenditure. Up until April 1, 2023, the effective rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out (to unconnected subcontractors). On and after April 1, 2023, the effective rates reduced to 18.6% and 12.1%, respectively. We currently meet the conditions of the SME regime. Qualifying expenditures largely comprise employment costs for research staff for which an estimate of time spent directly or indirectly supporting the pursuit of R&D activities is made, consumables, outsourced contract research organization costs, which are considered to be subcontracted costs, and utilities costs incurred as part of our research projects. A large portion of costs relating to R&D, clinical trials and manufacturing activities are eligible for inclusion within our tax credit cash rebate claims. Included in the total employment costs are judgements and estimates relating to the allocation of time spent on R&D activities by individual. These estimates are based on real time data such as time spent by various team members, considerations given for non-R&D related events and general day to day activities. The estimates are based on the most accurate representation of the total time spent on qualifying R&D activities. The classification of consumables, outsourced contract research organization costs and utilities costs are based on judgements made by management relating to the direct nature of such costs. The costs incurred relate directly to the pursuit of R&D activities by the company.

We have recorded a benefit from the R&D tax credit in other income, net of $12.9 million, $14.4 million and $9.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The refund is denominated in pounds sterling and, therefore, the receivable is remeasured into U.S. dollars as of each reporting date. As of December 31, 2023 and 2022, our tax incentive receivable from the UK government was $27.8 million, $14.0 million, respectively. The Company received confirmation from the UK government in January 2024 that the 2022 credit claimed was approved to be paid in full. As of the reporting date, the Company has not yet received the 2022 credit claimed.
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
Interest Rate Risk
As of December 31, 2023, we held cash and cash equivalents of $220.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying United States and United Kingdom bank interest rates. Our surplus cash has been invested in interest-bearing savings and short-term deposits from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
We have borrowed $30.0 million under our debt facility. Amounts outstanding under the debt facility bears interest at an annual rate equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 1.50% or (ii) 9.75%. As of December 31, 2023, the carrying value of the term loan under the debt facility was $28.8 million.
Foreign Currency Exchange Risk
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

The translated balances of monetary and non-monetary assets and liabilities recorded in the reporting entity’s consolidated financial statements as of the end of the prior reporting period become the new accounting basis for those assets and liabilities in the period of the change. To the extent that the distinct and separable operation has monetary assets and liabilities denominated in the old functional currency, such balances will create transaction gains and losses subsequent to the change in functional currency. The balance recorded in the cumulative translation adjustment account for prior periods is not reversed upon the change in functional currency.
The Company translates the assets and liabilities of Compass Pathfinder Limited into USD at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income/(loss). For the year ended December 31, 2023, $3.7 million of unrealized gains on foreign currency translation was included in other comprehensive loss compared to an unrealized gain of $0.8 million for the year ended December 31, 2022.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are not an accelerated filer or large accelerated filer.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(a)
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
The discussion is based on the Internal Revenue Code of 1986, as amended, or the Code, administrative pronouncements, judicial decisions, final, temporary and proposed Treasury Regulations, and the income tax treaty between the UK and the United States, all as of the date of this Annual Report, changes to any of which may affect the tax consequences described herein-possibly with retroactive effect.
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
We will be treated as owning our proportionate share of the assets and earning our proportionate share of the income of any other corporation, the equity of which we own, directly or indirectly, 25% or more (by value).

Based on the current and expected composition of our income and assets and the value of our assets, we believe that we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2023. However, no assurances regarding our PFIC status can be provided for any past, the current, or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. If we are treated as a non-publicly traded CFC for the year being tested for purposes of the PFIC rules, the value of our assets will be measured by the adjusted tax basis of our assets. If we are a publicly traded CFC or not a CFC for such year, the value of our assets generally will be determined by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.
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
We do not intend to provide information necessary for U.S. holders to make QEF elections which, if available, would result in tax treatment different from the general tax treatment for PFICs described above .
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

For foreign tax credit limitation purposes, our dividends will generally be treated as passive category income. Because no UK taxes will be withheld from dividends on ordinary shares or ADSs, there will be no creditable foreign taxes associated with any dividends that a U.S. Holder will receive. The rules governing foreign tax credits are complex and U.S. Holders should therefore consult their tax advisers regarding the effect of the receipt of dividends for foreign tax credit limitation purposes.
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
UK Taxation
The following is intended as a general guide to current UK tax law and HM Revenue & Customs, or HMRC, published guidance (which is not binding) applying as at the date of this Annual Report (both of which are subject to change at any time, possibly with retrospective effect) relating to the holding of ADSs. It does not constitute legal or tax advice and does not purport to be a complete analysis of all UK tax considerations relating to the holding of ADSs, or all of the circumstances in which holders of ADSs may benefit from an exemption or relief from UK taxation. It is written on the basis that we do not (and will not) directly or indirectly derive 75% or more of its qualifying asset value from UK land, and that we are and will remain solely resident in the UK for tax purposes and will therefore be subject to the UK tax regime and not the U.S. tax regime save as set out above under “U.S. Federal Income Tax Considerations for U.S. Holders.”
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

Dividend income is treated as the top slice of the total income chargeable to UK income tax for an individual UK Holder. An individual UK Holder who receives a dividend in the 2023/2024 tax year will be entitled to a tax-free allowance of £1,000. However, the UK government has announced that the dividend tax-free allowance of £1,000 will be reduced to £500 with effect from April 2024. Income within the dividend allowance counts towards an individual’s basic, higher or additional rate limits and may, therefore, affect the level of personal allowance to which they are entitled. Dividend income received during the 2023/2024 tax year in excess of the relevant tax-free allowance will (subject to the availability of any income tax personal allowance) be taxed at 8.75% to the extent the excess amount falls within the basic rate band, 33.75% to the extent the excess amount falls within the higher rate band, and 39.35% to the extent the excess amount falls within the additional rate band.
Corporation Tax
A corporate holder of ADSs who is not resident for tax purposes in the UK should not be chargeable to UK corporation tax on dividends received from us unless it carries on (whether solely or in partnership) a trade in the UK through a permanent establishment to which our ADSs are attributable.
Corporate UK Holders should not be subject to UK corporation tax on any dividend received from us so long as the dividends qualify for exemption, which should be the case, although certain conditions must be met. It should be noted that the exemptions, whilst of wide application, are not comprehensive and are subject to anti-avoidance rules in relation to a dividend. If the conditions for the exemption are not satisfied, or such anti-avoidance provisions apply or such UK Holder elects for an otherwise exempt dividend to be taxable, UK corporation tax will be chargeable on the amount of any dividends (at the current rate of 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000 with a marginal relief applying to profits between £50,000 and £250,000, in each case for the 2023/2024 tax year).
Chargeable Gains
A disposal or deemed disposal of ADSs by a UK Holder may, depending on the UK Holder’s circumstances and subject to any available exemptions or reliefs (such as the annual exemption), give rise to a chargeable gain or an allowable loss for the purposes of UK capital gains tax (for individual UK Holders) and corporation tax on chargeable gains (for corporate UK Holders).
If an individual UK Holder who is subject to UK income tax at either the higher or the additional rate is liable to UK capital gains tax on the disposal of ADSs, the current applicable rate will be 20% (for the tax year 2023/2024). For an individual UK Holder who is subject to UK income tax at the basic rate and liable to UK capital gains tax on such disposal, the current applicable rate would be 10% (for the tax year 2023/2024), save to the extent that any capital gains when aggregated with the UK Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the capital gains tax rate currently applicable to the excess would be 20% (for the tax year 2023/2024).
If a corporate UK Holder becomes liable to UK corporation tax on the disposal (or deemed disposal) of ADSs, the main rate of UK corporation tax would apply (currently at 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000 with a marginal relief applying to profits between £50,000 and £250,000, in each case for the 2023/2024 tax year).
A holder of ADSs that is not resident for tax purposes in the UK should not normally be liable to UK capital gains tax or corporation tax on chargeable gains on a disposal (or deemed disposal) of ADSs, unless the person is carrying on (whether solely or in partnership) a trade, profession or vocation in the UK through a branch or agency (or, in the case of a corporate holder of ADSs, through a permanent establishment) to which our ADSs are attributable. However, an individual holder of ADSs who has ceased to be resident for tax purposes in the UK or is treated as resident outside the UK for the purposes of a double taxation treaty for a period of five years or less and who disposes of ADSs during that period of temporary non-residence may be liable on his or her return to the UK (or upon ceasing to be regarded as resident outside the UK for the purposes of any relevant double taxation treaty) to UK tax on any capital gain realized (subject to any available exemption or relief).
Stamp Duty and Stamp Duty Reserve Tax
The discussion below relates to the holders of our ordinary shares or ADSs wherever resident, however it should be noted that special rules may apply to certain persons such as market makers, brokers, dealers or intermediaries.
Issue of Ordinary Shares

As a general rule (and except in relation to depositary receipt systems and clearance services (as to which see below)), no UK stamp duty or stamp duty reserve tax, or SDRT, is generally payable on the issue of the ordinary shares underlying our ADSs.
Transfer of Ordinary Shares
An unconditional agreement to transfer ordinary shares will normally give rise to a charge to SDRT at the rate of 0.5% of the amount or value of the consideration payable for the transfer. The purchaser of the ordinary shares is liable for the SDRT. Transfers of ordinary shares by way of a written instrument of transfer are generally also subject to stamp duty at the rate of 0.5% of the amount or value of the consideration given for the transfer (rounded up to the nearest £5.00). Stamp duty is normally paid by the purchaser. The charge to SDRT will be cancelled or, if already paid, repaid (generally with interest), where a transfer instrument has been duly stamped within six years of the charge arising, (either by paying the stamp duty or by claiming an appropriate relief) or if the instrument is otherwise exempt from stamp duty.
Clearance Services and Depositary Receipts
Unless an exemption applies, when ordinary shares are issued or transferred into a depositary receipt system or a clearance service (including to a nominee, or agent for, a person whose business is or includes the issue of depositary receipts or the provision of clearance services), a higher rate of 1.5% UK stamp duty or UK SDRT, which we refer to as the 1.5% Charge, as applicable, generally arises. However, under current UK tax law (as set out in the Finance Bill 2023-24, which received royal assent on 22 February 2024, becoming the Finance Act 2024), with effect from 1 January 2024,, no 1.5% Charge (to UK SDRT or, where effected by a written instrument, UK stamp duty) should arise in respect of an issue of ordinary shares, or an unconditional agreement to issue ordinary shares, to a clearance service or a depositary receipt system. Further, subject to the below, no 1.5% Charge should arise in respect of a transfer of ordinary shares, or an unconditional agreement to transfer ordinary shares, to a clearance service or depositary receipt system, where the transfer is carried out in the course of “capital-raising arrangements”, being arrangements pursuant to which the relevant ordinary shares are issued by the company for the purpose of raising new capital. Where any ordinary shares are subject to restriction that has the effect of preventing the transfer of such ordinary shares into a clearance service or depositary receipt system in the course of capital-raising arrangements, such ordinary shares must be transferred as soon as reasonably practicable after the time at which the restriction ceases to have effect in order to prevent the 1.5% Charge from applying.
Where a clearance service has made and maintained an election under section 97A of the UK Finance Act 1986, or a section 97A election, no 1.5% Charge will apply on any transfer of ordinary shares, or an unconditional agreement to transfer ordinary shares, to that clearance service. It is understood that HMRC regards the facilities of DTC as a clearance service for these purposes, and we are not aware of any section 97A election having been made by the DTC.
If arising, any UK stamp duty or UK SDRT payable on a transfer of ordinary shares to a depositary receipt system or clearance service will in practice generally be paid by the transferors or participants in the clearance service or depositary receipt system.
Issue of ADSs
No UK stamp duty or UK SDRT should be payable on the issue of ADSs in the Company.
If arising, any stamp duty or SDRT payable on a transfer of ordinary shares to a depositary receipt system or clearance service will in practice generally be paid by the transferors or participants in the clearance service or depositary receipt system.
Transfer of ADSs within a clearance system
No UK SDRT should be required to be paid in respect of a paperless transfer of ADSs through the facilities of DTC, provided that no section 97A election has been made and maintained by DTC, and such ADSs are held through DTC at the time of any agreement for their transfer. We are not aware of any section 97A election having been made by the DTC.
Issue or Transfers of ADRs
On the basis of current published HMRC guidance, an ADR is not regarded as stock or a marketable security for the purposes of UK stamp duty or a chargeable security for the purposes of UK SDRT and, as such, no UK stamp duty or SDRT should be required to be paid on the issue or transfer of (including an agreement to transfer) ADRs in the Company.
(b) None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Interim Chief Financial Officer and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the Investor Relations section of our website at ir.compasspathways.com. Our website is not incorporated by reference in this filing. We will disclose any amendments to our code of business conduct and ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website or in filings under the Exchange Act as required by applicable law or the listing standards of the Nasdaq Stock Market.
The remaining information called for by this item, including information about our Directors, Executive Officers and Audit Committee, will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

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
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Description of Securities	Form 10-K	001-39522	4.3	02/28/2023
4.4	Form of Lender Warrant	Form 8-K	001-39522	4.1	07/05/2023
4.5	Form of PIPE Investor Warrant	Form 8-K	001-39522	4.1	08/16/2023
10.1#	Investment and shareholders’ agreement by and between COMPASS Rx Limited and the shareholders named therein, dated April 17, 2020 and amended and restated on August 7, 2020.	Form F-1	333-248484	10.1	8/28/2020
10.2#	Lease Agreement by and between Fora Space Limited and the Company, dated July 9, 2021	Form 6-K	001-39522	10.1	8/11/2021

10.3#	Employment Agreement with George Goldsmith.	Form 20-F	001-39522	10.2	3/9/2021
10.4#	Employment Agreement with Ekaterina Malievskaia.	Form 20-F	001-39522	10.7	3/9/2021
10.5#	2020 Employee Share Option and Incentive Plan with Non-Employee Sub-Plan and U.S. Sub-Plan, as amended.	Form F-1/A	333-248484	10.2	9/14/2020
10.6#	2020 Employee Share Purchase Plan	Form F-1/A	333-248484	10.3	9/14/2020
10.7	Form of Deed of Indemnity between COMPASS Pathways plc and each of its Directors and Officers.	Form F-1/A	333-248484	10.6	9/14/2020
10.8#	Employment Agreement with Michael Falvey	Form 6-K	001-39522	10.1	12/7/2021
10.9#	Form of Non-Qualified Share Option Agreement for Company Employees under the 2020 Share Option and Incentive Plan.	Form 8-K	001-39522	10.2	02/04/2022
10.10#	Restricted share unit award agreement for company employees under the COMPASS Pathways plc 2020 Share Option and Incentive Plan	Form 10-K	001-39522	10.12	02/28/2023
10.11#	Employment Agreement with Matthew Owens	10-K	001-39522	10.20	02/24/2022
10.12	Services Agreement by and between BioInnovation Labs LLC and COMPASS Pathways Inc dated January 31, 2022	10-K	001-39522	10.21	02/24/2024
10.13	Service Agreement by and between Movassate Family Trust and COMPASS Pathways Inc dated August 3, 2021	10-K	001-39522	10.22	02/24/2022
10.14	Master Research Collaboration Agreement by and among COMPASS Pathfinder Limited, King’s College London and South London and Maudsley NHS Foundation Trust, dated March 22, 2022	10-Q	001-39522	10.1	05/10/2022
10.15#	Employment Agreement dated August 1, 2022 by and between COMPASS Pathways plc and Kabir Nath.	8-K	001-39522	10.1	07/19/2022
10.16#	Amendment to Employment Agreement dated September 14, 2020 by and between COMPASS Pathways plc and George Goldsmith.	8-K	001-39522	10.2	07/19/2022
10.17	WeWork Membership Agreement dated August 22, 2022 by and between COMPASS Pathways Inc and 130 Madison Avenue Tenant LLC	10-K	001-39522	10.19	02/28/23
10.18#	Form of Inducement Award Non-Qualified Share Option Agreement.	10-Q	001-39522	10.3	8/04/2022
10.19	License Agreement between Fora Space Limited and COMPASS Pathfinder Limited dated April 4, 2023.	10-Q	001-39522	10.1	05/11/2023
10.20†	Loan and Security Agreement, dated as of June 30, 2023, by and among the COMPASS Pathways plc, and is entered into by and among COMPASS Pathways plc and its subsidiaries, the lenders party thereto and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent.	8-K	001-39522	10.1	07/05/2023
10.21	Securities Purchase Agreement, dated August 16, 2023, by and among the Company and the Purchasers.	8-K	001-39522	10.1	08/16/2023
10.22	Lease Agreement between Azul NYC LLC and COMPASS Pathways, Inc. dated September 28, 2023.	10-Q	001-39522	10.2	11/2/2023
10.23#	Separation Agreement dated October 24, 2023 by and between the Company and Michael Falvey	8-K	001-39522	10.1	10/26/2023
10.24#*	Employment Agreement dated May 7, 2020 by and between Compass Pathways and Mary-Rose Hughes, as amended
10.25#	Employment Agreement dated December 6, 2023, by and between Compass Pathways and Teri Loxam.	8-K	001-39522	10.1	12/07/2023
10.26#*	Amendment to Employment Agreement dated August 1, 2023 by and between Kabir Nath and Compass Pathways, Inc. dated August 1, 2023

21.1	Subsidiaries of COMPASS Pathways plc.	Form F-1	333-248484	21.1	8/28/2020
23.1*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principle Financial Officer
97.1*	Compass Pathways plc Compensation Recovery Policy
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_________________
#    Indicates a management contract or any compensatory plan, contract or arrangement.
† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(10)(iv). The Company undertakes to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
*    Filed herewith
**     The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

INDEX TO THE FINANCIAL STATEMENTS
Consolidated Financial Statements of Compass Pathways Plc

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of COMPASS Pathways plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of COMPASS Pathways plc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Benefit from Research and Development Tax Credit

As described in Notes 2 and 3 to the consolidated financial statements, the Company carries out extensive research and development (“R&D”) activities and benefits from the UK R&D tax credit regime under the scheme for small and medium-sized enterprises (“SME”). For the year ended December 31, 2023, the Company recognized $12.9 million in benefit from R&D tax credit. As disclosed by management, they evaluate which UK R&D tax credit programs the Company is expected to be eligible for, that they plan to submit a claim for and have reasonable assurance that the amount will ultimately be realized. Management assesses the Company’s R&D activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the SME regime and whether the claim will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government. Management makes judgements and estimates relating to the allocation of time spent on R&D activities by individuals.
F-1

The principal considerations for our determination that performing procedures relating to benefit from research and development tax credit is a critical audit matter are (i) the significant judgement by management when determining the nature and amount of expenses that qualify under the tax credit program, including estimating the allocation of time spent by individuals on R&D activities; and (ii) a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating audit evidence related to the benefit from R&D tax credit.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s assessment of the nature of the activities performed by the Company and their qualification for the R&D tax credit program available for small and medium sized enterprises, (ii) testing management’s process for determining R&D costs that qualify for the SME regime, (iii) evaluating the appropriateness of management’s allocation of qualifying expenses including determining the amount expected to be realized based on relevant criteria outlined in the tax credit program, (iv) testing the completeness and accuracy of the data used in the R&D tax credit calculations, and (v) obtaining evidence over the recoverability of the prior year claim given that the cash has not yet been received, to support the assessment that the benefit will ultimately be realized.

/s/PricewaterhouseCoopers LLP
Reading, United Kingdom
February 29, 2024

We have served as the Company's auditor since 2018.

COMPASS PATHWAYS PLC
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220,198	$143,206
Restricted cash	440	175
Prepaid income tax	1,123	575
Prepaid expenses and other current assets	39,535	47,695
Total current assets	261,296	191,651
NON-CURRENT ASSETS:
Operating lease right-of-use assets	4,306	2,006
Deferred tax assets	3,336	2,224
Long-term prepaid expenses and other assets	7,049	1,413
Total assets	$275,987	$197,294
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,892	$4,761
Accrued expenses and other liabilities	11,301	9,325
Operating lease liabilities - current	2,411	1,510
Total current liabilities	19,604	15,596
NON-CURRENT LIABILITIES
Long-term debt	28,757	—
Operating lease liabilities - non-current	1,882	418
Total liabilities	50,243	16,014

Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 61,943,471 and 42,631,794 shares authorized, issued and outstanding at December 31, 2023 and 2022, respectively	635	440
Deferred shares, £21,921.504 par value; nil and 1 share authorized, issued and outstanding at December 31, 2023 and 2022, respectively	—	28
Additional paid-in capital	621,645	458,825
Accumulated other comprehensive loss	(16,926)	(16,867)
Accumulated deficit	(379,610)	(261,146)
Total shareholders' equity	225,744	181,280
Total liabilities and shareholders' equity	$275,987	$197,294

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Year Ended December 31,
	2023	2022	2021
OPERATING EXPENSES:
Research and development	$87,518	$65,053	$44,027
General and administrative	49,401	45,350	39,194
Total operating expenses	136,919	110,403	83,221
LOSS FROM OPERATIONS:	(136,919)	(110,403)	(83,221)
OTHER INCOME (EXPENSE), NET:
Other income	4,878	4,061	40
Interest expense	(2,204)	—	—
Foreign exchange gains	3,686	821	1,990
Benefit from R&D tax credit	12,875	14,424	9,648
Total other income, net	19,235	19,306	11,678
Loss before income taxes	(117,684)	(91,097)	(71,543)
Income tax expense	(780)	(408)	(199)
Net loss	(118,464)	(91,505)	(71,742)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(2.32)	$(2.16)	$(1.79)
Weighted average ordinary shares outstanding—basic and diluted	51,028,024	42,436,292	39,997,587

Net loss	(118,464)	(91,505)	(71,742)
Other comprehensive loss:
Foreign exchange translation adjustment	(59)	(25,707)	(5,745)
Comprehensive loss	(118,523)	(117,212)	(77,487)

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	£0.008 PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2020	35,930,331	$367	1	$28	$279,480	$14,585	$(97,899)	$196,561
Exercise of share options	1,244,709	14	—	—	1,891	—	—	1,905
Issuance of shares due to options exercised in previous year	232,227	3	—	—	(3)	—	—	—
Issuance of ordinary shares, net of issuance costs	4,600,000	51	—	—	154,743	—	—	154,794
Issuance of ordinary shares to settle vested restricted stock units	12,607	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,639	—	—	8,639
Unrealized loss on foreign currency translation	—	—	—	—	—	(5,745)	—	(5,745)
Net loss	—	—	—	—	—	—	(71,742)	(71,742)
Balance at December 31, 2021	42,019,874	$435	1	$28	$444,750	$8,840	$(169,641)	$284,412
Issuance of ordinary shares under ATM offering, net of issuance costs	44,416	1	—	—	439	—	—	440
Exercise of share options	462,722	4	—	—	397	—	—	401
Issuance of ordinary shares to settle vested restricted stock units	82,622	—	—	—	—	—	—	—
Issuance of ordinary shares under employee share purchase plan	22,160	—	—	—	199	—	—	199
Shares tendered for withholding taxes	—	—	—	—	(83)	—	—	(83)
Share-based compensation expense	—	—	—	—	13,123	—	—	13,123
Unrealized loss on foreign currency translation	—	—	—	—	—	(25,707)	—	(25,707)
Net loss	—	—	—	—	—	—	(91,505)	(91,505)
Balance at December 31, 2022	42,631,794	$440	1	$28	$458,825	$(16,867)	$(261,146)	$181,280
Exercise of share options	166,801	2	—	—	—	—	—	2
Issuance of ordinary shares under ATM offering, net of issuance costs	2,937,622	29	—	—	28,091	—	—	28,120
Issuance of ordinary shares under PIPE offering, net of issuance costs	16,076,750	163	—	—	116,652	—	—	116,815
Issuance of warrants to purchase ordinary shares	—	—	—	—	687	—	—	687
Issuance of ordinary shares to settle vested restricted stock units	78,022	1	—	—	(1)	—	—	—
Cancellation of deferred share	—	—	(1)	(28)	28	—	—	—
Issuance of ordinary shares under employee share purchase plan	52,482	—	—	—	351	—	—	351
Shares tendered for withholding taxes	—	—	—	—	(265)	—	—	(265)
Share-based compensation expense	—	—	—	—	17,277	—	—	17,277
Unrealized loss on foreign currency translation	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	(118,464)	(118,464)
Balance at December 31, 2023	61,943,471	$635	—	$—	$621,645	$(16,926)	$(379,610)	$225,744
The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Cash Flows
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,464)	$(91,505)	$(71,742)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	242	330	175
Non-cash interest	636	—	—
Loss on disposal of property and equipment	40	—	—
Non-cash (gain) loss on foreign currency remeasurement	(2,617)	1,141	22
Non-cash share-based compensation	17,277	13,123	8,639
Non-cash lease expenses	2,027	2,126	1,797
Changes in operating assets and liabilities
Prepaid expenses and other current assets	10,458	(28,760)	(8,984)
Deferred and prepaid tax assets	(1,661)	(1,701)	(877)
Long-term prepaid expenses and other assets	(5,842)	(307)	(160)
Operating lease liabilities	(1,959)	(2,081)	(1,880)
Accounts payable	864	2,497	(163)
Accrued expenses and other liabilities	1,623	(314)	5,428
Net cash used in operating activities	(97,376)	(105,451)	(67,745)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(66)	(596)	(334)
Proceeds from disposal of property and equipment	2	—	—
Net cash used in investing activities	(64)	(596)	(334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	144,935	440	154,794
Proceeds from the issuance of shares under the employee share purchase plan	351	199	—
Payments of withholding tax on stock award	(265)	—	—
Net proceeds from issuance of long-term debt	29,585	—	—
Payment of issuance cost of long-term debt	(778)	—	—
Proceeds from exercise of share options	2	401	1,852
Net cash provided by financing activities	173,830	1,040	156,646
Effect of exchange rate changes on cash, cash equivalents and restricted cash	867	(24,959)	(5,576)
Net increase/(decrease) in cash, cash equivalents and restricted cash	77,257	(129,966)	82,991
Cash, cash equivalents and restricted cash, beginning of the period	143,381	273,347	190,356
Cash, cash equivalents and restricted cash, end of the period	$220,638	$143,381	$273,347
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,254	$—	$—
SUPPLEMENTAL NON-CASH TRANSACTIONS:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,184	$783	$5,562
Unpaid withholding tax on stock award recognized in accrued and other liabilities	$—	$85	$—
Proceeds from exercise of options received and recorded in other current assets	$—	$—	$53
Deferred issuance costs included in accrued expenses	$—	$—	$856
Issuance of warrants together with long-term debt	$687	$—	$—
Issuance of warrants together with issuance of ordinary shares	$2,011	$—	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$220,198	$143,206	$273,243
Short-term restricted cash	440	175	104
Total cash, cash equivalents and restricted cash	$220,638	$143,381	$273,347

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
The Company has funded its operations primarily with proceeds from the sale of its convertible preferred shares, the issuance of convertible notes, and through the sale of American Depository Shares, or ADSs, in connection with the Company’s initial public offering, or the IPO, in September 2020, and its May 2021 follow-on offering. On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through December 31, 2023, the Company sold 2,982,038 ADSs under the Sales Agreement, resulting in $28.6 million in net proceeds. On June 30, 2023 (the “Effective Date”), the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on the Effective Date. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (the “PIPE”) (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants.

The Company has incurred recurring losses since its inception, including net losses of $118.5 million and $91.5 million for the years ended December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of $379.6 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of December 31, 2023 of $220.2 million, together with the net proceeds raised to date during the first quarter, will be sufficient to fund its operating expenses and capital expenditure requirements into late 2025. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.

Market volatility, instability in the banking system, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, the Israel-Hamas war, fluctuating inflation and interest rates and the related impact on U.S., U.K. and global economies, the risk of economic slowdown or recession or a potential government shutdown in the United States, the upcoming presidential election the United States or other factors could adversely impact our operations, financial results and ability to raise additional funding.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, research and development expenses and the research and development tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company does not currently have any material cash equivalents.
Restricted Cash
Restricted cash as of December 31, 2023 and 2022 represents a collateral deposit for employee credit cards.
Investment
The Company’s investment of $0.5 million to acquire 8% (on a fully diluted basis) shareholding in Delix Therapeutics, Inc., does not have a readily determinable fair value and it is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value up to the original cost, in circumstances where the Company does not have the ability to exercise significant influence or control over the operating and financial policies of the investee. As of December 31, 2023, no impairment loss was recognized.
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
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the years ended December 31, 2023 and 2022.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment, which carries out its operations in two geographic regions: the United Kingdom, or UK, and the United States. The Company’s property and equipment are primarily located in the UK. The Company’s singular concentration is focused on accelerating patient access to evidence-based innovation in mental health.
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

Estimates are made in determining the prepaid and accrued balances at the end of any reporting period. The Company considers any prepayment that is more than 12 months in advance of the associated expense to be long-term. Actual results could differ from the Company’s estimates. The Company’s historical prepayments and accrual estimates have not been materially different from the actual costs.
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
Expected term. The expected term of the Company’s share options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its share-based awards.
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
Lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. As the Company’s leases do not typically provide an implicit rate, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. As the Company does not have a rating agency-based credit rating, quotes were obtained from lenders to establish an estimated secured rate to borrow based on Company and market-based factors as of the respective lease measurement dates. The Company has elected not to recognize leases with an original term of one year or less on the balance sheets. The Company typically only includes the non-cancelable lease term in its assessment of a lease arrangement unless there is an option to extend the lease that is reasonably certain of exercise. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
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
The translated balances of monetary and non-monetary assets and liabilities recorded in the reporting entity’s consolidated financial statements as of the end of the prior reporting period become the new accounting basis for those assets and liabilities in the period of the change. To the extent that the distinct and separable operation has monetary assets and liabilities denominated in the old functional currency, such balances will create transaction gains and losses subsequent to the change in functional currency. The balance recorded in the cumulative translation adjustment account for prior periods is not reversed upon the change in functional currency.
The Company translates the assets and liabilities of Compass Pathfinder Limited into USD at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income/(loss).
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
The Company accounts for uncertainty in income taxes in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-

likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of December 31, 2023 and 2022, the Company has not identified any material uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022 no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.
Benefit from Research and Development Tax Credit
As a company that carries out extensive research and development activities, the Company benefits from the UK research and development tax credit regime under the scheme for small or medium-sized enterprises, or SME. Under the SME regime, in effect through December 31, 2023, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of a portion of such qualifying research and development expenditure. Up until April 1, 2023 the effective rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out (to unconnected subcontractors). On and after April 1, 2023, the effective rates reduced to 18.6% and 12.1%, respectively. New rules were announced in the Finance Bill 2023-24 for an enhanced effective rate of relief for loss making research intensive SMEs, which would be 27.0% for qualifying in-house expenditures and 17.5% for qualifying subcontracted expenditures. The legislation was not substantively enacted at the balance sheet date, although based on the proposed rules, the Company does not believe that it would meet the criteria for the enhanced rate of relief for the year through December 31, 2023. After the Finance Bill has received Royal Assent, the R&D claim will be reviewed at a transaction level, and the threshold calculation prepared with more certainty to determine whether the enhanced rate can be applied for submission of the claim.
The Company currently meets the conditions of the SME regime. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
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
The UK research and development tax credit is fully refundable to the Company and is not dependent on current or future taxable income. As a result, the Company has recorded the entire benefit from the UK research and development tax credit as a benefit which is included in net loss before income tax and accordingly, not reflected as part of the income tax provision. If, in the future, any UK research and development tax credits generated are needed to offset a corporation tax liability in the UK, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within other income, net.
The Company may not be able to continue to claim research and development tax credits under the SME regime in the future because it may no longer qualify as a small or medium-sized company. In addition, there is a maximum cap in respect of a given project of €7.5 million which may impact the Company’s ability to claim R&D tax credits in future. Further, the U.K. Finance Act of 2021 introduced a cap on credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that the Company claims.
Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2023 and 2022, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.
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
Derivatives
The Company enters into foreign currency contracts to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company does not enter into foreign currency contracts for speculative purposes. The Company recognizes derivative instruments, which do not qualify for hedge accounting, as either assets or liabilities on the balance sheet at fair value. The Company records changes in the fair value (gains or losses) of the derivatives in the accompanying consolidated statements of operations and comprehensive loss as other income, net. The Company did not enter into any contracts during the year ended December 31, 2023. During the year ended December 31, 2022, the Company entered into and settled a foreign forward agreement, resulting in a positive fair value change of $2.3 million in other income. During the year ended December 31, 2021, the Company did not enter into any contracts.
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
Expected dividend. Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future. In addition, the Loan Agreement with Hercules currently prohibits, and any future debt financing arrangements may contain terms prohibiting or limiting the number of dividends that may be declared or paid on our ordinary shares.
Fair value of ordinary shares. The fair value of the warrants is determined by reference to the closing price of ADSs on the Nasdaq Global Select Market on the day of issuance.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board ("FASB") issued new guidance designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses per segment. The guidance is effective for all fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The new standard must be adopted on a retrospective basis and early adoption is permitted. The Company is not early adopting the standard. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
In December 2023, the FASB issued new guidance designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. We are currently evaluating this guidance to determine its impact on our consolidated financial statements.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
UK R&D tax credit	$27,877	$13,972
Prepaid insurance premium	1,885	2,818
Prepaid research and development	6,826	28,211
VAT recoverable	1,052	1,652
Other current assets	1,895	1,042
	$39,535	$47,695

4. Long-term Prepaid Expenses and Other Assets
Long-term prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development - long-term	5,955	—
Property and equipment	423	617
Other investment	469	469
Other assets	202	327
	$7,049	$1,413
5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development expense	$2,117	$1,684
Accrued professional expenses	1,077	1,284
Accrued compensation and benefit costs	7,069	5,534
Payroll tax payable	13	167
Other liabilities	1,025	656
	$11,301	$9,325
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
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the consolidated balance sheet. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charge are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 15.8% as of December 31, 2023.
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

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on July 1, 2024 (subject to adjustment if certain performance milestones are met). If the

Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of December 31, 2023.
Long-term debt consisted of the following (in thousands):

December 31,
2023
Term loan payable	$30,000
End of term charge	1,425
Future principal payments and end of term charge	$31,425
PIK interest payable	216
Unamortized debt issuance costs	(2,884)
Carrying value of long-term debt	$28,757
Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2024	—
December 31, 2025	6,572
December 31, 2026	14,166
December 31, 2027	10,687
Total	$31,425
Interest expense associated with the Loan Agreement for the year ended December 31, 2023 was $2.2 million.
7. Shareholders’ Equity
Ordinary Shares
On May 4, 2021, the Company sold 4,000,000 ordinary shares in connection with its follow-on offering. On May 19, 2021 the underwriters exercised their option to purchase an additional 600,000 ordinary shares. This capital raise resulted in net proceeds of approximately $154.8 million after deducting underwriting fees and offering costs.
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2023, no cash dividends had been declared or paid by the Company.
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through December 31, 2023, we sold 2,982,038 ADSs, resulting in $28.6 million in net proceeds.
During the years ended December 31, 2023, 2022 and 2021, the Company issued ordinary shares in the amount of 166,801, 462,722 and 1,476,936, respectively, to settle share options exercised by employees and non-employees.
During the year ended December 31, 2023, a total of 96,177 restricted share units vested, of which 69,120 shares were issued and 27,057 shares were settled. During the year ended December 31, 2023, a total of 78,022 ordinary shares were issued in settlement of restricted share units, of which 8,902 shares were vested and not issued at December 31, 2022.
During the year ended December 31, 2022, a total of 42,635 restricted share units vested, of which 24,747 shares were vested and issued in settlement, 8,902 shares were vested but had not been issued and 8,986 shares were settled at December 31, 2022. During the year ended December 31, 2022, a total of 82,622 shares were issued in settlement, of which 57,875 vested in 2021 and 24,747 vested in 2022.
During the year ended December 31, 2021, a total of 70,482 restricted share units vested, of which 12,607 shares were vested and issued in settlement and 57,875 shares were vested but had not been issued at December 31, 2021.

During the years ended December 31, 2023, 2022, and 2021 the Company issued in total 52,482, 22,160 and nil shares, respectively, under the employee share purchase plan.
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
As of December 31, 2023, the Company was authorized to issue a total of 1,437,252 ordinary shares underlying outstanding options granted under the 2017 Plan prior to the IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by our compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 3,755,119 shares as of December 31, 2023, of which 183,933 shares remained available for future grant.
The options granted in 2023 under the 2020 Plan to employees generally expire 10 years from the date of grant. There are three potential vesting terms for the 2023 grants including: (i) 25% per year over four year service period, (ii) four year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years; and (iii) monthly vesting over four year service period.
During the years ended December 31, 2023, 2022 and 2021, the Company granted options to purchase 2,560,916, 2,120,783 and 1,043,702 ordinary shares to employees and non-employees, respectively.
2022 Inducement Option Award
During 2022, the Company granted a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant to our chief executive officer. The non-qualified share option has a 10 year term and one-fourth vested on August 1, 2023 and the remaining three-fourths will vest in equal monthly installments over the following 36 months. The non-qualified share option has other terms that mirror those of non-qualified share options granted under the Company’s 2020 Plan and the Company’s standard form of non-qualified share option agreement.

Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the years ended December 31, 2023 and 2022 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2022	271,135	$12.23
Granted	175,750	10.85
Vested	(96,177)	11.48
Forfeited	(30,505)	11.26
Unvested and Outstanding as of December 31, 2023	320,203	$11.79

As of December 31, 2023 and 2022, there was $3.0 million and $2.6 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 3.0 years, respectively. The exercise price of restricted share units is at a nominal value less than £0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,092,732	$13.55	8.38	$13,013
Granted	2,560,916	$10.08
Exercised	(166,801)	$0.01
Cancelled or forfeited	(517,519)	$18.85
Outstanding as of December 31, 2023	6,969,328	$13.14	7.73	$14,070
Exercisable as of December 31, 2023	3,553,227	$12.93	6.78	$12,341
Unvested as of December 31, 2023	3,416,101	$13.35	8.72	$1,729
The aggregate intrinsic value of options exercised during the years ended December 31, 2023, and 2022 was $1.4 million and $5.5 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $7.70 and $10.00 per share during the years ended December 31, 2023 and 2022.
As of December 31, 2023 and 2022, there was $29.7 million and $30.4 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 2.5 years and 2.8 years, respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Expected option life (years)	5.70 years	5.95 years	5.73 years
Expected volatility	87.33%	80.76%	67.36%
Risk-free interest rate	3.63%	2.26%	0.95%
Expected dividend yield	—%	—%	—%
Fair value of underlying ordinary shares	$10.32	$14.06	$35.21

Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	8,910	7,358	4,569
General and administrative	8,367	5,765	4,070
Total stock based compensation expense	$17,277	$13,123	$8,639

9. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
United Kingdom	(120,320)	(92,841)	(72,397)
Foreign	2,636	1,744	854
Loss before provision for income taxes	(117,684)	(91,097)	(71,543)
The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 was computed at the UK statutory income tax rate. The income tax provision for the years then ended comprised (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income tax provision
United Kingdom	$—	$—	$—
Foreign	1,893	1,865	744
Total current expense:	$1,893	$1,865	$744

Deferred income tax benefit:
United Kingdom	—	—	—
Foreign	(1,113)	(1,457)	(545)
Total deferred income tax benefit:	$(1,113)	$(1,457)	$(545)

Total provision for income taxes	$780	$408	$199

A reconciliation of income tax expense computed at the statutory UK corporation tax rate to income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Corporation tax at UK statutory rate	$(27,656)	$(17,309)	$(13,592)
Permanent differences	1	14	69
UK R&D tax credit	10,720	5,423	3,747
Change in valuation allowance	20,971	15,038	29,180
State income taxes	23	10	1
Deferred tax asset true-up	187	8	80
Return to provision	(2,259)	1,580	(854)
Equity compensation	33	(782)	(8,302)
Change in UK tax rate	(1,258)	(3,609)	(10,147)
Other	18	35	17
	$780	$408	$199
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023, 2022 and 2021 consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net operating loss carryforward	$64,747	$44,227	$35,947
Reserves and accruals	564	695	169
Share-based compensation	14,159	9,332	6,232
Charitable contributions	36	33	—
Total deferred tax assets	79,506	54,287	42,348
Valuation allowance	$(76,072)	$(51,909)	$(41,483)

Depreciation	(98)	(154)	(99)
Total deferred tax liabilities	(98)	(154)	(99)
Net deferred tax assets	$3,336	$2,224	$766
As of December 31, 2023, 2022 and 2021, the Company had UK net operating loss carryforwards of approximately $259.0 million, $176.9 million and $144.0 million, respectively, that can be carried forward indefinitely.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023, 2022 and 2021 related primarily to the increases in net operating loss and were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance at beginning of year	$51,909	$41,483	$13,000
Increases recorded to income tax provision	20,971	15,038	29,180
Increases recorded to CTA	3,192	—	—
Decreases recorded to CTA	—	(4,612)	(697)
Valuation allowance at end of year	$76,072	$51,909	$41,483
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023, 2022 and 2021, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net UK deferred tax assets as of December 31, 2023, 2022 and 2021. The deferred tax asset recognized relates entirely to the US entity.
The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2023, 2022 and 2021.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2023, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
The Company and its subsidiaries file corporation tax returns in the U.K. and income tax returns in the U.S. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities, if such tax attributes are utilized in a future period.
During the second quarter of 2021, the Finance Act 2021 (the Act) was enacted in the U.K.. The Act increased the main corporation tax rate from 19% to 25% effective April 1, 2023 and enhanced the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances have been recorded and are offset by the valuation allowance maintained against the Company’s U.K. net deferred tax assets.
10. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator
Net loss	$(118,464)	$(91,505)	$(71,742)
Net loss attributable to ordinary shareholders - basic and diluted	$(118,464)	$(91,505)	$(71,742)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	51,028,024	42,436,292	39,997,587
Net loss per share - basic and diluted	$(2.32)	$(2.16)	$(1.79)
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the years ended December 31, 2023, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Unvested restricted share units	320,203	271,135	115,140
Vested restricted share units, for which shares are not in issue	—	17,888	57,875
Share options	6,969,328	5,092,732	3,915,503
Warrants	16,170,972	—	—
	23,460,503	5,381,755	4,088,518
11. Right of use assets
New York, USA
In August 2022, the Company entered into a twelve month membership agreement with WeWork for rentable office space. The membership was cancellable with 90 days’ notice. This membership was accounted for as a short-term lease as the Company was not reasonably certain to extend the lease beyond twelve months and was therefore not recognized on the Company’s consolidated balance sheets. On October 31, 2023, the Company terminated the membership agreement with WeWork for rentable office space in New York, NY. The Company is not required to pay any membership fees, for any period, following the termination date.
In September 2023, the Company entered into a lease agreement for office space located in New York, NY, that was undergoing construction to get the space ready for use. The required improvements were subsequently completed in October 2023 and the space was made available for use, resulting in the lease commencing on October 9, 2023. The stated lease term is three years. Lease payments will be made on a monthly basis and increase approximately 3.5% each year over the lease term. The total commitment for lease payments over the stated term is $0.7 million. The lease agreement has a noncancellable lease term of 2 years due to a one-time termination option, which becomes effective following the two-year anniversary of the commencement date. If exercised, the Company would pay the landlord a termination fee equal to three months of the lease payments in effect at the time of termination.
Soho, London, UK
In July 2021, the Company entered into a two-year operating lease with Fora Space Limited commencing on September 1, 2021. The noncancellable term is 24 months and there was no option to extend the lease. The recurring residency fee per month is £136,200, and the Company paid a refundable deposit of £136,200 at the execution of the agreement. Additionally, at the start of each calendar year, the monthly residency fee was subject to an automatic inflation linked increase of the previous years’ amount.
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
The following table summarizes our costs included in our consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$2,331	$2,263	$1,844
Short-term lease cost	279	256	86
	$2,610	$2,519	$1,930
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,264	$2,219	$1,971
Right-of-use assets obtained in exchange for new operating lease liabilities	4,184	783	4,513
Weighted average remaining lease term (in years)	1.96	1.58	1.64
Weighted average discount rate	8.49%	5.70%	4.99%
The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2023, (in thousands):

December 31, 2024	2,506
December 31, 2025	1,822
December 31, 2026	229
December 31, 2027	95
Total future minimum lease payments	$4,652
Less: imputed interest	(359)
Total	$4,293
12. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of December 31, 2023, 2022 or 2021.
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
13. Subsequent Events
During the first quarter quarter of 2024, through February 23, 2024, under our Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell its ADSs, each representing one ordinary share, we sold 2,154,798 ADSs, resulting in $22.4 million in net proceeds.
On February 27, 2024, we received warrant exercise notices from an investor that participated in our August 2023 PIPE indicating its intention to exercise warrants for 901,050 ADSs. On February 28, 2024, we received the full exercise proceeds of $8.9 million for the notice to exercise warrants. The exercise of the warrants has not settled and the underlying ADSs have not yet been issued. The ADSs issuable upon exercise of these warrants are registered for resale pursuant to a resale registration statement on Form S-3 (File No. 333-274436) which was declared by the Securities and Exchange Commission (SEC) on September 18, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS Pathways plc

Date:	February 29, 2024	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kabir Nath	Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Kabir Nath

/s/ Mary-Rose Hughes	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024
Mary-Rose Hughes

/s/ George Goldsmith	Chair of Board of Directors	February 29, 2024
George Goldsmith

/s/ David York Norton	Lead Director	February 29, 2024
David York Norton

/s/ Annalisa Jenkins	Director	February 29, 2024
Annalisa Jenkins, MBBS

/s/ Daphne Karydas	Director	February 29, 2024
Daphne Karydas

/s/ Thomas Lönngren	Director	February 29, 2024
Thomas Lönngren

Director
Ekaterina Malievskaia

/s/ Robert McQuade	Director	February 29, 2024
Robert McQuade

/s/ Linda McGoldrick	Director	February 29, 2024
Linda McGoldrick

/s/ Wayne Riley	Director	February 29, 2024
Wayne Riley, M.D., MPH, M.B.A.

