Form 10-Q
period 2024-03-31
COMPASS Pathways plc
filed 2024-05-08
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

The registrant had 68,380,857 shares of common stock outstanding as of May 6, 2024.

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
•the potential for the remaining warrants issued in our private placement financing in August 2023, or the PIPE Warrants, to be exercised in full for cash, and any expected proceeds from the exercise of the PIPE Warrants;
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
•the effect of global financial and economic conditions and geopolitical events, including heightened and fluctuating interest rates and inflation, foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of economic slowdown or recession in the United States, instability in the banking system, overall market volatility in the United States or the United Kingdom, including as a result of, among other factors, the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, the upcoming presidential election in the United States. or similar events, on our business;
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
•We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin treatment. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including instability in the banking system, heightened and fluctuating interest rates and inflation and the risk of credit-rating downgrades and economic slowdown or recession in the United States. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves;
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
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Economic uncertainty and worsening or deteriorating global economic conditions and volatile financial market conditions in the United States or the United Kingdom, as a result of, among other factors, heightened and fluctuating inflation and interest rates, the risk of economic slowdown or recession, instability in the banking system, the upcoming presidential elections in the United States and the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East or similar events, may materially and adversely affect our business, including our ability to raise capital and our financial results;
•A pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$262,888	$220,198
Restricted cash	389	440
Prepaid income tax	1,123	1,123
Prepaid expenses and other current assets	31,115	39,535
Total current assets	295,515	261,296
NON-CURRENT ASSETS:
Operating lease right-of-use assets	3,722	4,306
Deferred tax assets	3,659	3,336
Long-term prepaid expenses and other assets	6,097	7,049
Total assets	$308,993	$275,987
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,342	$5,892
Accrued expenses and other liabilities	7,680	11,301
Operating lease liabilities - current	2,380	2,411
Total current liabilities	19,402	19,604
NON-CURRENT LIABILITIES
Long-term debt	29,090	28,757
Operating lease liabilities - non-current	1,339	1,882
Total liabilities	49,831	50,243

Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 68,342,534 and 61,943,471 shares authorized, issued and outstanding at March 31, 2024 and December 31, 2023, respectively	699	635
Additional paid-in capital	690,222	621,645
Accumulated other comprehensive loss	(16,962)	(16,926)
Accumulated deficit	(414,797)	(379,610)
Total shareholders' equity	259,162	225,744
Total liabilities and shareholders' equity	$308,993	$275,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended March 31,
	2024	2023
OPERATING EXPENSES:
Research and development	$24,901	$19,035
General and administrative	13,672	12,753
Total operating expenses	38,573	31,788
Loss from operations	(38,573)	(31,788)
OTHER INCOME, NET:
Other income, net	2,388	709
Interest expense	(1,098)	—
Foreign exchange (losses) gains	(783)	2,685
Benefit from R&D tax credit	3,101	4,316
Total other income, net	3,608	7,710
Loss before income taxes	(34,965)	(24,078)
Corporate income tax expense	(222)	(130)
Net loss	$(35,187)	$(24,208)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.55)	$(0.57)
Weighted average ordinary shares outstanding—basic and diluted	64,222,178	42,725,863

Net loss	$(35,187)	$(24,208)
Other comprehensive loss:
Foreign exchange translation adjustment	(36)	(578)
Comprehensive loss	$(35,223)	$(24,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	42,631,794	$440	1	$28	$458,825	$(16,867)	$(261,146)	$181,280
Exercise of share options	3,790	—	—	—	—	—	—	—
Issuance of ordinary shares under ATM facility, net of issuance costs	113,420	1	—	—	1,187	—	—	1,188
Issuance of ordinary shares to settle vested restricted stock units	30,481	1	—	—	(1)	—	—	—
Shares tendered for withholding taxes	—	—	—	—	(109)	—	—	(109)
Share-based compensation expense	—	—	—	—	4,071	—	—	4,071
Unrealized loss on foreign currency translation	—	—	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	—	—	(24,208)	(24,208)
Balance at March 31, 2023	42,779,485	$442	1	$28	$463,973	$(17,445)	$(285,354)	$161,644

Balance at December 31, 2023	61,943,471	$635	—	$—	$621,645	$(16,926)	$(379,610)	$225,744
Exercise of share options	86,510	1	—	—	219	—	—	220
Issuance of ordinary shares under ATM facility, net of issuance costs	2,509,798	25	—	—	26,194	—	—	26,219
Issuance of ordinary shares to settle vested restricted stock units	50,705	—	—	—	—	—	—	—
Issuance of ordinary shares to settle warrants exercised	3,752,050	38	—	—	37,220	—	—	37,258
Shares tendered for withholding taxes	—	—	—	—	(185)	—	—	(185)
Share-based compensation expense	—	—	—	—	5,129	—	—	5,129
Unrealized loss on foreign currency translation	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(35,187)	(35,187)
Balance at March 31, 2024	68,342,534	$699	—	$—	$690,222	$(16,962)	$(414,797)	$259,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,187)	$(24,208)
Non-cash adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	61	48
Interest expense	333	—
Loss (gain) on foreign currency remeasurement	230	(2,107)
Share-based compensation	5,129	4,071
Lease expenses	555	539
Changes in operating assets and liabilities
Prepaid expenses and other current assets	8,136	(1,484)
Deferred and prepaid tax assets	(322)	129
Long-term prepaid expenses and other assets	837	(44)
Operating lease liabilities	(545)	(478)
Accounts payable	3,517	(973)
Accrued expenses and other liabilities	(3,572)	(3,216)
Net cash used in operating activities	(20,828)	(27,723)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(29)
Net cash used in investing activities	—	(29)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	26,219	1,188
Proceeds from the exercise of warrants	37,258	—
Payments of withholding tax on stock award	(185)	(109)
Proceeds from exercise of share options	220	—
Net cash provided by financing activities	63,512	1,079
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45)	666
Net increase (decrease) in cash, cash equivalents and restricted cash	42,639	(26,007)
Cash, cash equivalents and restricted cash, beginning of the period	220,638	143,381
Cash, cash equivalents and restricted cash, end of the period	$263,277	$117,374
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	765	—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Three months ended March 31,
	2024	2023
Cash and cash equivalents	$262,888	$117,103
Restricted cash	389	271
Total cash, cash equivalents and restricted cash	$263,277	$117,374

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
The Company has funded its operations with proceeds from the sale of its ordinary shares, American Depository Shares (“ADSs”), including in its offerings pursuant to its at-the-market (“ATM”) offering program, proceeds from a loan agreement with Hercules Capital, Inc., and proceeds from a private placement transaction (the “PIPE”). On October 8, 2021, the Company entered into a Sales Agreement for its ATM offering program with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through March 31, 2024, the Company sold 5,491,836 ADSs under the ATM offering program, resulting in $54.8 million in net proceeds. On June 30, 2023 (the “Effective Date”), the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on the Effective Date. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through March 31, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.

The Company has incurred recurring losses since its inception, including net losses of $35.2 million and $24.2 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, the Company had an accumulated deficit of $414.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of March 31, 2024 of $262.9 million, will be sufficient to fund its operating expenses and capital expenditure requirements into 2026. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.

Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, the Israel-Hamas war and escalating conflict in the Middle East, heightened and fluctuating inflation and interest rates and the related impact on U.S., U.K. and global economies, instability in the banking system, the risk of economic slowdown or recession in the United States, the upcoming presidential election the United States or other factors could adversely impact our operations, financial results and ability to raise additional funding.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations and comprehensive loss for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023.
The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future years or periods. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 29, 2024. The condensed consolidated balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses and the research and development tax credit. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. The Company does not currently have any material cash equivalents.
Restricted Cash
Restricted cash as of March 31, 2024 and December 31, 2023 represents a collateral deposit for employee credit cards.
Investment
The Company invested $0.5 million to acquire 8% (on a fully diluted basis) shareholding in Delix Therapeutics, Inc., of which the Company does not have the ability to exercise significant influence or control over the operating and financial policies. The investment does not have a readily determinable fair value and it is carried at cost, less impairment, adjusted for subsequent changes to estimated fair value up to the original cost. As of March 31, 2024, no impairment loss was recognized.
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
•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques
The carrying amounts reflected in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company places cash and cash equivalents in diversified and established financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has cash and cash equivalents in excess of the FDIC insured limit. The Company has no significant off-balance-sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Estimated Useful Life
Lab equipment	5 years
Office equipment	3-5 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of useful life or remaining lease term
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the condensed consolidated statements of operations and comprehensive loss. Expenditures for repairs and maintenance are charged to expenses as incurred.
Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the three months ended March 31, 2024 and 2023.
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
Expected volatility. The Company lacks sufficient company-specific historical and implied volatility information for its ordinary shares. Therefore, it estimates its expected share volatility using a blended rate of: (1) historical volatility of publicly traded peer companies and (2) the Company’s historical volatility since being publicly traded since September 2020. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price.
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
Foreign Currency Translation
The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. On January 1, 2023, Compass Pathways plc and its wholly owned subsidiary Compass Pathfinder Holdings Limited changed their functional currency to the U.S. dollar. Compass Pathways plc and Compass Pathfinder Holdings Limited have no operating activities and their primary functions are to serve as a financing vehicle to fund the operations of the Company’s operating entities, to serve as the listing company needed to access U.S. capital markets, and to hold investments. Therefore, its financing source is the primary indicator of its cash flows and its functional currency. The change in functional currency from the British Pound Sterling was due to a change in the source of the Company’s financing and cash flows going forward, which is primarily U.S. Dollars (“USD”).
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
The Company translates the assets and liabilities of Compass Pathfinder Limited into USD at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive loss.
Corporate Income Taxes
The Company is subject to corporate taxation in the United States and the United Kingdom. The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for corporate income taxes. The Company assesses the likelihood that deferred tax assets will be recovered in the future to the extent management believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to corporate income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
The Company accounts for uncertainty in corporate income taxes in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the condensed consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for corporate income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of March 31, 2024 and December 31, 2023, the Company has not identified any material uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the corporate income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024 and December 31, 2023 no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets
Benefit from Research and Development Tax Credit
As a company that carries out extensive research and development (“R&D”) activities, the Company benefits from the UK R&D tax credit regime under the scheme for small or medium-sized enterprises, (“SME’s”). Under the SME regime, the Company is able to surrender some of its trading losses that arise from qualifying R&D activities for a cash rebate of a portion of such qualifying R&D expenditure. Up until April 1, 2023 the effective rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out (to unconnected subcontractors). On and after April 1, 2023, the effective rates reduced to 18.6% and 12.1%, respectively. New rules were introduced by the Finance Act 2024 for an enhanced effective rate of relief for loss making research intensive SMEs, which are approximately 27.0% for qualifying in-house expenditures and approximately 17.5% for qualifying subcontracted expenditures (to unconnected subcontractors). To be eligible as a research intensive company, the qualifying R&D expenditure for tax purposes must be at least 40% of the aggregate expenditure across the consolidated group. HMRC are still to publish guidance on the application of this legislation. It is uncertain whether we will meet the criteria for the enhanced effective rate to apply. The threshold will decrease from 40% to 30% in 2025.
The Company currently meets the conditions of the SME regime. A large portion of costs relating to R&D, clinical trials and clinical manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
The Company is subject to corporation tax in the UK. Due to the nature of the business, the Company has generated losses since inception. The benefit from R&D, tax credits is recognized in the condensed consolidated statements of operations and comprehensive loss as a component of other income, net, and represents the sum of the R&D tax credits recoverable in the UK.
The UK R&D tax credit is fully refundable to the Company and is not dependent on current or future taxable income. As a result, the Company has recorded the entire benefit from the UK R&D tax credit as a benefit which is included in net loss before income tax and accordingly, not reflected as part of the income tax provision. If, in the future, any UK R&D tax credits generated are needed to offset a corporation tax liability in the UK, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within other income, net.
The Company may not be able to continue to claim R&D tax credits under the SME regime in the future because it may no longer qualify as a small or medium-sized company. The SME Program incorporates a cap on claims to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exemption which prevents the cap from applying. That exemption requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying R&D expenditure in respect of connected parties which does not exceed 15% of the total claimed. If the exemption does not apply, this could restrict the amount of payable credit that we claim.
Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to certain utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.

Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2024 and 2023, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.
Net Loss per Share
The Company has reported losses since inception and has computed basic net loss per share attributable to ordinary shareholders by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per ordinary share after giving consideration to all potentially dilutive ordinary shares, including unvested restricted shares and outstanding options and warrants. Because the Company has reported net losses since inception, these potential ordinary shares have been anti-dilutive and basic and diluted loss per share were the same for all periods presented.
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
The Company measures warrants at inception at fair value using the Black-Scholes valuation model. Assumptions used in the warrant pricing model include the following:
Expected volatility. The Company lacks sufficient company-specific historical and implied volatility information for its ordinary shares. Therefore, it estimates its expected share volatility using a blended rate of: (1) historical volatility of publicly traded peer companies and (2) the Company’s historical volatility since being publicly traded since September 2020. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price.
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
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued new guidance designed to improve corporate income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on corporate income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. We are currently evaluating this guidance to determine its impact on our condensed consolidated financial statements.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
UK R&D tax credit	$16,155	$27,877
Prepaid research and development	10,538	6,826
Prepaid insurance premium	1,374	1,885
VAT recoverable	1,329	1,052
Other current assets	1,719	1,895
	$31,115	$39,535
During the three months ended March 31, 2024, the Company received $14.6 million from the UK government for the 2022 R&D tax credit.
4. Long-term Prepaid Expenses and Other Assets
Long-term prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid research and development	$5,267	$5,955
Other investment	469	469
Property and equipment	359	423
Other assets	2	202
	$6,097	$7,049

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued compensation and benefit costs	$3,119	$7,069
Accrued research and development expense	1,487	2,117
Accrued professional expenses	1,247	1,077
Income taxes payable	544	—
Payroll tax payable	280	13
Other liabilities	1,003	1,025
	$7,680	$11,301
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
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the consolidated balance sheet. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charge are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 15.8% as of March 31, 2024.
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

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on July 1, 2024 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of March 31, 2024.

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Term loan payable	$30,000	$30,000
End of term charge	1,425	1,425
Future principal payments and end of term charge	$31,425	$31,425
PIK interest payable	324	216
Unamortized debt issuance costs	(2,659)	(2,884)
Carrying value of long-term debt	$29,090	$28,757
Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2024	—
December 31, 2025	6,572
December 31, 2026	14,166
December 31, 2027	10,687
Total	$31,425
Interest expense associated with the Loan Agreement for the three-months ended March 31, 2024 and 2023 was $1.1 million and nil, respectively.
7. Shareholders’ Equity
Ordinary Shares
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through March 31, 2024, no cash dividends had been declared or paid by the Company.
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through March 31, 2024, the Company sold 5,491,836 ADSs, resulting in $54.8 million in net proceeds.
During the three months ended March 31, 2024 and 2023, the Company issued ordinary shares in the amount of 86,510 and 3,790, respectively, to settle share options exercised by employees and non-employees.
During the three months ended March 31, 2024, a total of 67,386 restricted share units vested, of which 50,705 shares were issued and 16,681 shares were settled. During the three months ended March 31, 2023, a total of 31,856 restricted share units vested, of which 21,579 were issued and 10,277 were settled. During the three months ended March 31, 2023, a total of 30,481 ordinary shares were issued in settlement of restricted share units, of which 8,902 were vested and not issued at December 31, 2022 and 21,579 vested and were issued during the three months ended March 31, 2023.
During the three-months ended March 31, 2024 and 2023, the Company issued no shares under the employee share purchase plan.
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

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share, at a purchase price of $9.93 per ADS. The PIPE Warrants became exercisable for a three year period beginning in February 2024. Through March 31, 2024, PIPE Warrants were exercised for 3,752,050 ADSs, resulting in $37.3 million in exercise proceeds.
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
As of March 31, 2024, the Company was authorized to issue a total of 1,372,542 ordinary shares underlying outstanding options granted under the 2017 Plan prior to the IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 7,938,129 shares as of March 31, 2024, of which 964,475 shares remained available for future grant.
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
During the three months ended March 31, 2024 and 2023, the Company granted options to purchase 2,073,529 and 2,076,950 ordinary shares to employees and non-employees, respectively.
2022 Inducement Option Award
On August 1, 2022, the Company granted to its new chief executive officer a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant. The non-qualified share option has a 10 year term and vested one-fourth on August 1, 2023 and the remaining three-fourths in equal monthly installments over the following 36 months. The non-qualified share option has other terms that mirror those of non-qualified share options granted under the Company’s 2020 Plan and the Company’s standard form of non-qualified share option agreement.

Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the three months ended March 31, 2024 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2023	320,203	$11.79
Granted	441,368	11.36
Vested	(67,386)	11.67
Forfeited	(46,528)	12.09
Unvested and Outstanding as of March 31, 2024	647,657	$11.49
As of March 31, 2024 and December 31, 2023, there was $6.9 million and $3.0 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 3.4 years and 2.6 years, respectively. The exercise price of restricted share units is at a nominal value less than £0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,969,328	$13.14	7.73	$14,070
Granted	2,073,529	$10.38
Exercised	(86,510)	$2.48
Forfeited	(768,841)	$17.16
Outstanding as of March 31, 2024	8,187,506	$12.17	7.97	$15,288
Exercisable as of March 31, 2024	3,780,781	$12.77	6.71	$11,553
Unvested as of March 31, 2024	4,406,725	$11.66	9.04	$3,735
The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0.7 million and less than $0.1 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $8.03 and $8.27 per share during the three months ended March 31, 2024, and 2023, respectively.
As of March 31, 2024 and 2023, there was $39.0 million and $42.3 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 2.9 years and 3.1 years, respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the three months ended March 31, 2024, and 2023 were as follows:

	Three months ended March 31,
	2024	2023
Expected option life (years)	5.45 years	6.05 years
Expected volatility	87.57%	87.12%
Risk-free interest rate	3.92%	3.47%
Expected dividend yield	—%	—%
Fair value of underlying ordinary shares	$10.89	$10.85
Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	2,614	2,244
General and administrative	2,515	1,827
Total share based compensation expense	$5,129	$4,071

9. Net Loss Per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2024	2023
Numerator
Net loss	$(35,187)	$(24,208)
Net loss attributable to ordinary shareholders - basic and diluted	$(35,187)	$(24,208)

Denominator
Weighted-average number of ordinary shares used in net loss per share - basic and diluted	64,222,178	42,725,863
Net loss per share - basic and diluted	$(0.55)	$(0.57)
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the three months ended March 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2024	2023
Unvested restricted share units	647,657	407,529
Share options	8,187,506	7,034,542
Warrants	12,418,922	—
	21,254,085	7,442,071

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
The following table summarizes the Company’s costs included in its condensed consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered into through March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$638	$573
Short-term lease cost	—	87
	$638	$660
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$628	$562
Right of use assets obtained in exchange for new operating lease liabilities	—	102
Weighted average remaining lease term (in years)	1.7	1.6
Weighted average discount rate	8.50%	6.01%
The following table summarizes the future minimum lease payments due under operating leases as of March 31, 2024, (in thousands):

December 31, 2024	1,861
December 31, 2025	1,809
December 31, 2026	227
December 31, 2027	96
Total future minimum lease payments	$3,993
Less: imputed interest	$(274)
Total	$3,719
11. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of March 31, 2024 or 2023.
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

Beyond TRD, we recently completed enrollment of 22 patients for our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment, administered with psychological support, in people with PTSD, as a result of trauma experienced as adults. In line with the study design, participants were monitored for a 12-week period post dosing. On May 8, 2024, we announced top-line data for our Phase 2 trial in PTSD. In addition, we have an ongoing Phase 2 trial in anorexia nervosa.

Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations primarily with proceeds from the sale of our ordinary shares, ADSs, including in our offerings pursuant to our at-the-market, or ATM, offering program, proceeds from a loan agreement with Hercules, or the Hercules Loan Agreement, and proceeds from a private placement transaction, or the PIPE. On October 8, 2021, we entered into a Sales Agreement for our ATM offering program with Cowen and Company, LLC, or Cowen, under which we may issue and sell from time to time up to $150.0 million of our ADSs, each representing one ordinary share, through Cowen, as the sales agent. Sales of our ADSs, if any, will be made at market prices. Through March 31, 2024, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On June 30, 2023, or the Effective Date, we entered into the Hercules Loan Agreement, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on the Effective Date. On August 16, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through March 31, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.

We have incurred recurring losses since its inception, including net losses of $35.2 million and $24.2 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, we had an accumulated deficit of $414.8 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate and potentially including expanding into additional indications, and initiating preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from heightened and fluctuating interest rates and rates of inflation and foreign exchange fluctuations, instability in the banking system, volatility due to the upcoming presidential election in the U.S., potential recessions in any of the regions or countries in which we operate, geopolitical tensions from the ongoing war between Ukraine and Russia and the Israel-Hamas war and escalating conflict in the Middle East, and changing conditions resulting from public health crises. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of March 31, 2024, we had cash and cash equivalents of $262.9 million. We believe that our existing cash and cash equivalents, will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions
We continue to monitor current macroeconomic and geopolitical events, including, among others, heightened and fluctuating inflation and interest rates, instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, the impact of the upcoming presidential election in United States, the risk of economic slowdown or recession in the United States and geopolitical tensions from the ongoing war between Ukraine and Russia and the Israel-Hamas war and escalating conflict in the Middle East, for any potential impact that these or other events or conditions may have on our business.
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
Foreign exchange (losses) gains
Foreign exchange losses and gains consist of foreign exchange impacts arising from foreign currency transactions, primarily related to the translation of intercompany balances from non-functional currency to functional currency, as well as bank balances held in a foreign currency.
Benefit from Research and Development Tax Credit
Benefit from R&D tax credit consists of the R&D tax credit received in the UK, which is recorded within other income, net. As a company that carries out extensive research and development activities, we seek to benefit from the Small and Medium sized Enterprise (“SME”) Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive income.
Based on criteria established by His Majesty’s Revenue and Customs, (“HMRC”), a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the three-months ended March 31, 2024 and 2023. We expect such elements to be eligible for R&D incentives in the future although there may be some limitations on expenditure on activities undertaken outside the UK.
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
Corporate Income Tax Expense
We are subject to corporate taxation in the United States and the UK (known as corporation tax in the UK). Due to the nature of our business, we have generated losses since inception and have therefore not been required to pay UK corporation tax. Our corporate income tax expense represents only income taxes in the United States.

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
During the three-months ended March 31, 2024 and 2023, we recorded a tax provision of $0.2 million and $0.1 million, related to the corporate income tax obligations of its operating company in the US, which generates a profit for tax purposes.
Results of Operations
Comparison For The Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
OPERATING EXPENSES:
Research and development	$24,901	$19,035	$5,866
General and administrative	13,672	12,753	919
Total operating expenses	38,573	31,788	6,785
LOSS FROM OPERATIONS	(38,573)	(31,788)	(6,785)
OTHER INCOME, NET:
Other income	2,388	709	1,679
Interest expense	(1,098)	—	(1,098)
Foreign exchange (losses) gains	(783)	2,685	(3,468)
Benefit from R&D tax credit	3,101	4,316	(1,215)
Total other income, net	3,608	7,710	(4,102)
Loss before income taxes	(34,965)	(24,078)	(10,887)
Corporate income tax expense	(222)	(130)	(92)
Net loss	$(35,187)	$(24,208)	$(10,979)
Research and Development
The table below summarizes our research and development expenses incurred for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
Development expenses	$13,944	$10,191	$3,753
Personnel expenses	6,604	5,670	934
Non-cash share-based compensation expense	2,614	2,244	370
Other expenses	1,739	930	809
Total research and development expenses	$24,901	$19,035	$5,866
Research and development expenses increased by $5.9 million to $24.9 million for the three months ended March 31, 2024, from $19.0 million for the three months ended March 31, 2023. The increase in research and development expenses was primarily attributable to the following:
•an increase in development expenses associated with advancing our COMP360 clinical trials.
•an increase in personnel expenses as a result of increased headcount supporting the expansion of our digital, preclinical and clinical teams
We expect research and development costs to continue to increase substantially in the near future, consistent with our plan to continue to advance our Phase 3 program for COMP360 psilocybin therapy in TRD in 2024.

General and Administrative
The following table summarizes our general and administrative expenses for the three months ended March 31, 2024, and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
Personnel expenses	$5,501	$5,715	$(214)
Non-cash share-based compensation expense	2,515	1,827	688
Legal and professional fees	2,447	2,192	255
Facilities and other expenses	3,209	3,019	190
Total general and administrative expenses	$13,672	$12,753	$919
General and administrative expenses increased by $0.9 million to $13.7 million for the three months ended March 31, 2024 from $12.8 million for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily attributable to the following:
•an increase in non-cash share-based compensation expense due to increased staffing levels year over year;
•an increase in legal and professional fees, primarily related to expenses associated with consulting, legal advice and patent applications.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development growth initiatives.
Other Income, Net
Other income
Other income, net was $2.4 million for the three months ended March 31, 2024 and $0.7 million for the three months ended March 31, 2023. The increase in other income is primarily related to increased interest income as a result of higher interest rates on cash deposits and higher cash balances.
Interest expense
Interest expense was $1.1 million for the three months ended March 31, 2024 and nil for the three months ended March 31, 2023. The increase is related to the Loan Agreement with Hercules entered into on June 30, 2023, as well as the payment-in-kind (PIK) interest on the loan.
Foreign exchange (losses) gains
Foreign exchange (losses) gains decreased by $3.5 million to a loss of $0.8 million for the three months ended March 31, 2024 from a gain of $2.7 million for the three months ended March 31, 2023, primarily related to the translation of intercompany balances as a result of a change in functional currency as of January 1, 2023. As our operating model and business develops we will continue to monitor and assess our legal entity structure, the predominant currency of our future cash outflows and the continuing impact of foreign exchange rates on our results of operations.
Benefit from Research and Development Tax Credit
During the three months ended March 31, 2024 and 2023, we recognized an R&D tax credit in the UK as a benefit within other income, net of $3.1 million and $4.3 million, respectively. R&D expenses increased, however, the tax credit receivable decreased by $1.2 million in 2024 compared to 2023 due to a reduction in the R&D tax relief rates.
Corporate income tax expense
The corporate income tax expense was $0.2 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023. The corporate income tax expense was related to income tax obligations of our operating company in the United States, which generates a profit for tax purposes.

Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have primarily funded our operations with proceeds from the sale of our ordinary shares, ADSs, including our ATM offering program, proceeds from the Hercules Loan Agreement, and proceeds from the PIPE. The ATM offering program allows us to issue and sell from time to time up to $150.0 million of our ADSs. Through March 31, 2024, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. The Hercules Loan Agreement, provided for aggregate maximum borrowings of up to $50.0 million, of which we have funded $30.0 million. Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. Through March 31, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating, lease, and debt obligations under our Loan Agreement with Hercules described below in the footnotes to our condensed consolidated financial statements.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(20,828)	$(27,723)
Net cash used in investing activities	—	(29)
Net cash provided by financing activities	63,512	1,079
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45)	666
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,639	$(26,007)
Net Cash Used in Operating Activities
During each of the three months ended March 31, 2024 and 2023, net cash used in operating activities was $20.8 million and $27.7 million respectively, as an $11.0 million increase in our net loss was fully offset by favorable working capital related activities of $14.1 million, primarily attributable to the timing of $14.6 million cash received in 2024 relating to the 2022 R&D tax credit, as well as an increase of $3.8 million of non-cash adjustments.
Net Cash Used in Investing Activities
During each of the three months ended March 31, 2024 and 2023, net cash used in investing activities was less than $0.1 million, primarily attributable to our purchases of property and equipment, which largely consisted of lab and office equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $63.5 million, primarily related to proceeds from the issuance of ordinary shares through our ATM facility of $26.2 million, proceeds from the issuance of ordinary shares to settle warrants exercised of $37.3 million, and proceeds related to the exercise of options of $0.2 million, offset against $0.2 million in relation to withholding tax on stock awards in 2024.
During the three months ended March 31, 2023, net cash provided by financing activities was $1.1 million primarily related to proceeds from the issuance of ordinary shares through our ATM facility of $1.2 million offset against $0.1 million in relation to withholding tax on stock awards in 2023.

Effect of exchange rate changes on cash, cash equivalents and restricted cash
As discussed in Note 2, on January 1, 2023, we and our wholly owned subsidiary, Compass Pathfinder Holdings Limited, adopted the U.S. dollar as its functional currency.
During the three months ended March 31, 2024 the effect of exchange rate changes on cash, cash equivalents and restricted cash resulted in an exchange loss of less than $0.1 million primarily driven by a decrease in GBP:USD exchange rates from period to period, resulting in an exchange gain on balances which are held in an entity with a Pound Sterling functional currency and translated to U.S. dollars, the reporting currency.
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
As of March 31, 2024, we had cash and cash equivalents of $262.9 million. We believe that our existing cash and cash equivalents, will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
There have been no material changes in our significant accounting policies or critical accounting estimates during the first three months of 2024. For a complete discussion, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk exposures that affect the disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $118.5 million for the year ended December 31, 2023 and $35.2 million for the three-months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $414.8 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•conduct our Phase 3 program for our investigational COMP360 psilocybin treatment in TRD and continue the clinical development of our investigational COMP360 psilocybin treatment in other indications;
•continue the training of therapists to deliver our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
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
•pursue necessary scheduling-related decisions by the U.S. Drug Enforcement Administration, or the DEA, and various state governments to enable us to commercialize any future therapeutic candidates containing controlled substances for which we may obtain regulatory approval, including COMP360;
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
•experience any delays or encounter any issues with respect to any of the above, including failed studies, ambiguous trial results, safety issues or other regulatory challenges, including, for example, delays and other impacts as a result of pandemics or other public health crises;
•expand our operations in the United States and Europe in the future; and
•incur additional legal, accounting and other expenses associated with operating as an English-domiciled public company listed in the United States.
To date we have funded our operations through private placements of equity, warrants and convertible notes and, since our initial public offering, or IPO, in 2020, through public equity offerings, private placements of ADSs and warrants and debt financing. To become and remain profitable, we will need to continue developing and eventually commercialize treatments that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing our Phase 3 clinical program of COMP360 in TRD and other clinical trials of COMP360 or any future therapeutic candidates, training a sufficient number of qualified therapists to deliver our investigational COMP360 psilocybin treatment, using digital technologies and solutions to enhance our therapeutic offering, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin treatment and any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if COMP360 psilocybin treatment or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. If the outstanding PIPE Warrants are exercised in full for cash, we would receive an additional $122.4 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $262.9 million as of March 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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

•the costs of developing sales and marketing capabilities to target public and private healthcare providers and clinic networks in the United States and other major markets;
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
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, lower prices for many securities, heightened and fluctuating inflation and interest rates, concerns about potential recessionary factors and concerns about the upcoming U.S. presidential election may affect our ability to raise additional funding through the exercise for cash of the PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, the Israel-Hamas war and escalating conflict in the Middle East, heightened and fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the upcoming presidential election in the U.S., the risk of economic slowdown or recession in the United States or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

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
The outstanding PIPE Warrants may not be exercised.
As of March 31, 2024, we had 12,324,700 outstanding PIPE Warrants. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three year period ending in February 2027 and have an exercise price of $9.93. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price. In addition, the PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants, in which case we would not receive any additional proceeds. If the PIPE Warrants are not exercised for cash, or only a portion of the PIPE Warrants are exercised for cash, we would need to obtain additional funding from other sources and may need to raise funds earlier than expected. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Adequate additional financing may not be available to us on acceptable terms or at all.
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
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the outstanding PIPE Warrants were exercised, we would issue 12,324,700 ADSs which would result in dilution to our shareholders. In addition, we have raised additional funds in the past and may raise additional funds in the future by issuing equity securities under our ATM Facility and, as a result, our stockholders have in the past and may in the future experience dilution. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain a minimum cash balance of $22.5 million and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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
The success of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will depend on several factors, including the following:

•successful completion of clinical trials, including our Phase 3 program in TRD, Phase 2 program in anorexia nervosa and preclinical studies;

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
We may experience delays in completing our Phase 3 clinical program of COMP360 psilocybin treatment in TRD, completing our ongoing Phase 2 clinical trial in anorexia nervosa and initiating or completing additional clinical trials. For example, we experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa, which resulted in a delay and amendments to our trial protocols and adjustments to our procedures. To address these challenges, we amended the trial protocol and adjusted our procedures. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including:
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
•changes in regulatory requirements, policies and guidelines, including the proposed amendments to the European Union regulations related to pharmaceutical product development and marketing currently under consideration, which, once approved, will replace the current European Union regulatory framework for medicines;
•lower than anticipated retention rates of patients in clinical trials;
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
We could encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee, or DRC, or Data Safety Monitoring Board for such trial or by the FDA, the EMA, the MHRA or other regulatory authorities or if the DEA registration of an investigator or site conducting the clinical trial is revoked. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA, the MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including any SUSARs or SAEs which have in the past or may in the future occur in our trials or any IISs or other studies using COMP360 and those relating to the class to which COMP360 or any future therapeutic candidates belong, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of COMP360 or any future therapeutic candidates, the commercial prospects of our investigational COMP360 psilocybin treatment or any future therapeutic candidates will be harmed, and our ability to generate revenue from any such therapeutic candidates will be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down COMP360 or any future therapeutic candidate development and approval process and jeopardize our ability to commence sales and generate revenue. Moreover, if we make changes to COMP360 or any future therapeutic candidates, we may need to conduct additional studies to bridge such modified therapeutic candidates to earlier versions, which could delay our clinical development plan or marketing approval for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Significant clinical trial delays could also allow our competitors, such as Usona Institute or Cybin Inc., to bring treatments to market before we do or shorten any periods during which we have the exclusive right to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and impair our ability to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and may harm our business and results of operations.
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
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions. For example, we cannot be certain of the impact on our therapeutic candidates of the proposed amendments to the European Union regulations related to pharmaceutical product development and marketing currently under consideration, which, once approved, will replace the current European Union regulatory framework for medicines. We are conducting a Phase 3 clinical program for COMP360 in TRD. We have Breakthrough Therapy Designation and have had dialogue with FDA regarding our Phase 3 trial design, including certain protocol amendments that we implemented in the first half of 2023. We anticipate having on-going dialogue with FDA throughout the conduct of the Phase 3 trials. In June 2023, the FDA published draft guidance regarding the nonclinical, clinical and safety considerations, as well as abuse potential assessment and risk mitigation and public health considerations for conducting trials for psychedelics, such as psilocybin. We believe our Phase 3 clinical program reflects the key principles set forth in the draft guidance. We continue to conduct our Phase 3 clinical program in accordance with our previously announced study design. However, FDA may disagree with our study design or conduct, and may make recommendations or request changes in the design or conduct of our pivotal programs that may require us to conduct additional clinical trials or otherwise delay our Phase 3 clinical program or may impact the review process for our new drug application for COMP360. It is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
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
•the willingness or availability of patients to participate in our trials, including due to any public health crisis such as the COVID-19 pandemic;

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
If we enter into arrangements with third parties to perform market access and commercial services for any approved treatments, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any treatments that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved treatments outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our treatments or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. For example, in December 2023, we entered into a collaboration agreement with Greenbrook TMS and there is substantial doubt regarding Greenbrook TMS’s ability to continue as a going concern due to recurring losses from operations, its ability to increase cash flow and/or raise sufficient capital to support Greenbrook TMS’s operating activities and fund its cash obligations, repay indebtedness and satisfy Greenbrook TMS’s working capital needs and debt obligations. In addition, in March 2024, Greenbrook’s shares were delisted from Nasdaq, which may negatively impact Greenbrook’s ability to raise additional capital. Greenbrook TMS’s willingness or ability to complete its obligations under the research collaboration agreement may be adversely affected by business combinations, restructurings or other corporate transactions, worsening of its financial position or significant changes in its strategy. We may not be successful in entering into arrangements with third parties to commercialize our treatments or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our treatments effectively, to set up a sufficient number of treatment centers in third-party treatment sites, or to recruit, train and retain an adequate number of therapists to administer our treatments. In addition, we are exploring ways in which we can use digital technology to improve the patient experience and therapeutic outcomes of our treatments. Commercialization partners may lack incentives to promote our digital technology and we may face difficulties in implementing our digital technologies in third-party treatment sites through such third parties.
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
As a UK incorporated and tax resident entity, we are subject to UK corporation tax on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. We had accumulated trading losses for carry forward in the UK of $259.0 million and $176.9 million as of December 31, 2023 and December 31, 2022, respectively. Subject to any relevant utilization criteria and restrictions (including, but not limited to, those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is limited each year to £5.0 million per group plus, broadly, an incremental 50% of the remaining UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
As a company that carries out extensive R&D activities, we seek to benefit from the UK R&D tax relief programs, being the Small and Medium-sized Enterprises (“SME”) R&D tax relief program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Under the SME Program, we may be able to surrender the trading losses that arise from our qualifying R&D activities for a cash rebate of an amount up to an effective rate of 18.6% of such qualifying R&D expenditures or 12.1% for any work that is contracted out. The majority of our research, clinical trials management and clinical manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims.
The SME Program incorporates a cap on claims to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying R&D expenditure in respect of connected parties which does not exceed 15% of the total claimed. If the exception does not apply, this could restrict the amount of payable credit that we claim.
As noted above, the SME R&D tax relief regime has been reduced such that for qualifying expenditure from April 1, 2023 the effective credit decreased from 33.3% to 18.6%. For subcontracted expenditure (paid to unconnected subcontractors), as there is a restriction to 65% of costs, the effective credit decreased from 21.7% to 12.1%. This will impact the level of repayable credit that can be claimed. However, new rules were introduced by the Finance Act 2024 for an enhanced rate of relief for research intensive companies, which are approximately 27.0% for qualifying expenditure and approximately 17.5% for qualifying subcontracted expenditure (paid to an unconnected subcontractor). To be eligible as a research intensive company, the qualifying R&D expenditure for tax purposes must be at least 40% of the aggregate expenditure across the consolidated group. HMRC are still to publish guidance on the application of this legislation. It is uncertain whether we will meet the criteria for the enhanced effective rate to apply. The threshold will decrease from 40% to 30% in 2025.
Restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These changes may impact the quantum of R&D relief that we are able to claim in the future and took effect for accounting periods starting from April 1, 2024, which will therefore impact us for the first time from 1 January 2025. In addition, the SME and RDEC regimes will be merged, effective for accounting periods starting on or after April 1 2024, which will impact us for the first time from 1 January 2025. Under the new merged regime, for non research intensive companies, the effective net credit will be 16.2% for in-house expenditure, and 10.5% for subcontracted expenditure (paid to unconnected subcontractors).
We may benefit in the future from the UK’s “patent box” regime, which allows certain profits attributable to revenue from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. We own two UK patents which cover our investigational COMP360 psilocybin treatment, and accordingly, future upfront fees, milestone fees, product revenue and royalties could be eligible for this deduction. When taken in combination with the enhanced relief available on our R&D expenditures, we expect a long-term rate of corporation tax lower than the statutory rate to apply to us. If, however, there are unexpected adverse changes to the UK R&D tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.

The UK tax authority, His Majesty’s Revenue & Customs, or HMRC, has an increased focus on claims for R&D tax reliefs and we may be subject to increased scrutiny in respect of any claims it makes. In addition, the legislation on the UK R&D tax reliefs regime is updated and changed frequently, so there can be no guarantee of our ability to make use of reliefs as it might currently expect to in future.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and could have a material adverse effect on our business.
In the United States, the EU and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Although we do not currently have any treatments on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any treatments for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved treatments, and other parties through which we market, sell and distribute our treatments for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford treatments such as our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and treatments that use psilocybin or psilocin are precluded from reimbursement in the United States. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given treatment by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, Europe or elsewhere will be available for any treatment that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. For example, our co-founders, George Goldsmith, who also served as our board chair, and Ekaterina Malievskaia stepped down from our board of directors effective March 29, 2024. David Norton, who has served as lead independent director on our board of directors, became interim chair. We are running a global search for a permanent board chair, focused on recruiting a leader with a strong background in the biotechnology sector and broad strategic experience across the product lifecycle. If we are not successful in managing this transition or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.

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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25 mg in as a treatment for major depressive disorder, which is expected to enroll approximately 240 adult patients. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin, including Cybin Inc., and other psychedelic compounds to treat mental health illnesses, including TRD. In March 2024, Cybin announced the design of its Phase 3 clinical program for its deuterated psilocybin analog for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to start in mid-2024. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, such as major depressive disorder, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
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

We utilize third-party service providers for important aspects of the collection, storage and transmission of patient information, and other confidential and sensitive information as well as encryption of data at rest and in transit, along with appropriate system logging and access controls, and therefore rely on third parties to manage functions that have material cybersecurity risks. We and our third party service providers are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack or otherwise exploit any vulnerabilities in our systems or those of our third party service providers, or attempt to fraudulently induce our employees, consumers, third party service providers or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. These types of incidents continue to be prevalent and pervasive across industries, including in our industry. We take certain administrative and technological safeguards designed to address these risks, such as by requiring outsourcing contractors who handle or subcontract the handling of patient information for us to enter into agreements that contractually obligate those contractors and any subcontractors to use reasonable efforts to safeguard PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions.

A security breach or privacy violation that leads to disclosure or unauthorized use, loss of, or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, require us to verify the accuracy of database contents, and cause us to incur significant costs for remediation, including measures intended to repair or replace systems or technologies or upgrade systems to prevent future occurrences, fines, penalties, and potential increases in insurance premiums. If we are unable to prevent such security incidents or breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our digital technology solutions and tools, and our ability to conduct our clinical trials may be negatively impacted, including patient enrollment in clinical trials and therapist recruitment for our clinical trials, and we may suffer loss of reputation, adverse impacts on patients, physicians, clinical trial sites and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

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
•sales of our ADSs by us (including through our ATM Facility), members of our senior management and directors or our significant shareholders or the anticipation that such sales may occur in the future;
•general market conditions in the pharmaceutical industry or in the economy as a whole;
•general economic, political, geopolitical and market conditions, including the recent fluctuations in inflation in the United States, U.K. and Europe, and overall market volatility in the United States or the UK as a result of, among other factors, macroeconomic conditions and the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, or similar events; and

•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $5.01 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through May 7, 2024. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Based upon our ordinary shares outstanding as of March 31, 2024, our executive officers, directors, and certain significant shareholders and their affiliates beneficially own approximately 27.83% of our ordinary shares and ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
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
A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency for our wholly-owned U.K. operating subsidiary is the Pound Sterling, and we report our financial results in U.S. dollars. For example, inflation rates, particularly in the United States, have seen increased levels for a sustained period of time compared to recent history. Elevated inflation may result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and geopolitics, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, heightened and fluctuating interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, the turmoil in the banking system, such as the turmoil seen in early 2023 with the appointment of the FDIC as a receiver for several U.S. banks, may increase market volatility. Due to these and other macroeconomic factors, many observers believe there is a risk of a recession occurring in the United States, and perhaps in other major global economies. These developments may adversely affect our business, financial condition and results of operations.

Changes and uncertainties in the tax system in the countries in which we have operations could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.
We conduct business globally and file tax returns in multiple jurisdictions. Our consolidated effective corporate income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms being implemented or under consideration (such as, without limitation, those related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other anti-tax avoidance legislative efforts and other initiatives); the practices (published or otherwise) of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.
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
A tax authority may take the position that material tax liabilities, interest and penalties are payable by us, for example where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable, or result in other liabilities (including, without limitation, in relation to penalties and interest), which in turn could affect our results and the returns available to investors.
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
Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:

•economic weakness, including heightened and fluctuating inflation and interest rates, political instability, including foreign conflicts, and the emergence of any future public health crisis or any future mitigation efforts and current or future economic effects;
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1 to January 31, 2024	—	—	—	—
February 1 to February 29, 2024	16,681.00	$11.17	—	—
March 1 to March 31, 2024	—	—	—	—
Three Months Ended March 31, 2024	16,681.00	$11.17	—	—
(a) Represents ordinary shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
10.1#*	Employment Agreement with Matthew Owens, as amended effective March 6, 2024
10.2#*	Employment Agreement dated April 15, 2024 with Kabir Nath
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

COMPASS PATHWAYS PLC

Date:	May 8, 2024	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)