Form 10-Q
period 2024-06-30
COMPASS Pathways plc
filed 2024-08-01
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

The registrant had 68,388,194 shares of common stock outstanding as of July 29, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-Q are based upon information available to our management as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress and results of our Phase 3 clinical program for treatment-resistant depression, or TRD, and our other clinical trials of investigational COMP360 psilocybin treatment, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, our expectations regarding results of discussions with the Food and Drug Administration, or FDA, regarding our trial design and protocols, and our expectations regarding the periods during which the results of our clinical trials will become available;
•our estimates regarding our expenses, capital requirements, the sufficiency of our cash resources and our expected cash runway;
•our ability to raise additional capital or secure other financing to fund our operations;
•the potential for the remaining warrants issued in our private placement financing in August 2023 (which are referred to in this report as the PIPE Warrants) to be exercised in full for cash, and any expected proceeds from the exercise of the PIPE Warrants;
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
•our ability to successfully establish and maintain research collaborations and Centers of Excellence and our ability to achieve our goals with respect to the Center for Mental Health Research and Innovation;
•our ability to identify, develop or acquire digital technologies to enhance the administration of our investigational COMP360 psilocybin treatment;
•our ability to leverage our technology and drug development candidates to advance new psychedelic compounds in other areas of unmet mental health need;
•regulatory developments in the United States, or U.S., under the laws and regulations of England and Wales, and other jurisdictions;
•developments and projections relating to our competitors and our industry;
•the effectiveness of our internal control over financial reporting;
•our ability to attract and retain qualified employees and key personnel;
•our ability to meet milestones to draw down additional amounts in accordance with the terms of our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, and our ability to comply with the operating and financial covenants, including the minimum cash covenant, in our Loan Agreement;
•the effect of global financial and economic conditions and geopolitical events, including heightened and fluctuating interest rates and inflation, foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of economic slowdown or recession in the U.S., instability in the banking system, overall market volatility in the U.S. or the United Kingdom, or UK, including as a result of, among other factors, the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, the upcoming presidential election in the U.S., or similar events, on our business;
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
You should not rely upon forward-looking statements as predictions of future events, which speak only as of the date made. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Except as otherwise required by U.S. securities laws, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
•We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin treatment. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, including instability in the banking system, heightened and fluctuating interest rates and inflation and the risk of credit-rating downgrades and economic slowdown or recession in the U.S. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves;
•Raising additional capital through the sale of equity securities, including through the exercise of the PIPE Warrants, may cause significant dilution to holders of our ordinary shares and ADSs, and raising additional capital through debt financings, strategic partnerships or collaborations, or other means may restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates;
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
•Our failure to comply with the financial and other covenants, including the minimum cash covenant, or payment obligations under our existing Loan Agreement with Hercules could result in a default or an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations;
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
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Economic uncertainty and worsening or deteriorating global economic conditions and volatile financial market conditions in the U.S. or the UK, as a result of, among other factors, heightened and fluctuating inflation and interest rates, the risk of economic slowdown or recession, instability in the banking system, the upcoming presidential elections in the U.S. and the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East or similar events, may materially and adversely affect our business, including our ability to raise capital and our financial results;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,628	$220,198
Restricted cash	389	440
Prepaid expenses and other current assets	36,076	40,658
Total current assets	265,093	261,296
NON-CURRENT ASSETS:
Operating lease right-of-use assets	3,179	4,306
Deferred tax assets	4,022	3,336
Long-term prepaid expenses and other assets	6,239	7,049
Total assets	$278,533	$275,987
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,195	$5,892
Accrued expenses and other liabilities	11,447	11,301
Operating lease liabilities - current	2,385	2,411
Total current liabilities	22,027	19,604
NON-CURRENT LIABILITIES
Long-term debt	29,434	28,757
Operating lease liabilities - non-current	799	1,882
Total liabilities	$52,260	$50,243
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 68,387,469 and 61,943,471 shares authorized, issued and outstanding at June 30, 2024 and December 31, 2023, respectively	699	635
Additional paid-in capital	695,353	621,645
Accumulated other comprehensive loss	(16,881)	(16,926)
Accumulated deficit	(452,898)	(379,610)
Total shareholders' equity	226,273	225,744
Total liabilities and shareholders' equity	$278,533	$275,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
OPERATING EXPENSES:
Research and development	$29,069	$19,818	$53,970	$38,853
General and administrative	14,253	12,846	27,925	25,599
Total operating expenses	43,322	32,664	81,895	64,452
Loss from operations:	(43,322)	(32,664)	(81,895)	(64,452)
OTHER INCOME, NET:
Benefit from R&D tax credit	3,709	2,520	6,810	6,836
Interest income	2,408	638	4,668	1,342
Interest expense	(1,112)	—	(2,210)	—
Foreign exchange gains (losses)	225	1,376	(558)	4,061
Other income (expense), net	167	(11)	295	(6)
Total other income, net	5,397	4,523	9,005	12,233
Loss before income taxes	(37,925)	(28,141)	(72,890)	(52,219)
Income tax expense	(176)	(194)	(398)	(324)
Net loss	$(38,101)	$(28,335)	$(73,288)	$(52,543)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.56)	$(0.62)	$(1.11)	$(1.19)
Weighted average ordinary shares outstanding—basic and diluted	68,371,139	45,565,991	66,296,658	44,153,772

Net loss	$(38,101)	$(28,335)	$(73,288)	$(52,543)
Other comprehensive loss:
Foreign exchange translation adjustment	81	717	45	139
Comprehensive loss	$(38,020)	$(27,618)	$(73,243)	$(52,404)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/ INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	42,631,794	$440	1	$28	$458,825	$(16,867)	$(261,146)	$181,280
Exercise of share options	3,790	—	—	—	—	—	—	—
Issuance of ordinary shares under ATM facility, net of issuance costs	113,420	1	—	—	1,187	—	—	1,188
Issuance of ordinary shares to settle vested restricted stock units	30,481	1	—	—	(1)	—	—	—
Shares tendered for withholding taxes	—	—	—	—	(109)	—	—	(109)
Share-based compensation expense	—	—	—	—	4,071	—	—	4,071
Unrealized loss on foreign currency translation	—	—	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	—	—	(24,208)	(24,208)
Balance at March 31, 2023	42,779,485	$442	1	$28	$463,973	$(17,445)	$(285,354)	$161,644
Exercise of share options	125,079	1	—	—	—	—	—	1
Issuance of ordinary shares under ATM facility, net of issuance costs	2,824,202	28	—	—	26,904	—	—	26,932
Issuance of ordinary shares under employee share purchase plan	23,843	—	—	—	189	—	—	189
Cancellation of deferred share	—	—	(1)	(28)	28	—	—	—
Issuance of warrants to purchase ordinary shares	—	—	—	—	687	—	—	687
Issuance of ordinary shares to settle vested restricted stock units	7,641	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,561	—	—	4,561
Unrealized gain on foreign currency translation	—	—	—	—	—	717	—	717
Net loss	—	—	—	—	—	—	(28,335)	(28,335)
Balance at June 30, 2023	45,760,250	$471	—	$—	$496,342	$(16,728)	$(313,689)	$166,396

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	61,943,471	$635	—	$—	$621,645	$(16,926)	$(379,610)	$225,744
Exercise of share options	86,510	1	—	—	219	—	—	220
Issuance of ordinary shares under ATM facility, net of issuance costs	2,509,798	25	—	—	26,194	—	—	26,219
Issuance of ordinary shares to settle vested restricted stock units	50,705	—	—	—	—	—	—	—
Issuance of ordinary shares to settle warrants exercised	3,752,050	38	—	—	37,220	—	—	37,258
Shares tendered for withholding taxes	—	—	—	—	(185)	—	—	(185)
Share-based compensation expense	—	—	—	—	5,129	—	—	5,129
Unrealized loss on foreign currency translation	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(35,187)	(35,187)
Balance at March 31, 2024	68,342,534	$699	—	$—	$690,222	$(16,962)	$(414,797)	$259,162
Exercise of share options	3,845	—	—	—	—	—	—	—
Issuance of ordinary shares to settle vested restricted stock units	4,438	—	—	—	—	—	—	—
Issuance of ordinary shares under employee share purchase plan	36,652	—	—	—	210	—	—	210
Share-based compensation expense	—	—	—	—	4,921	—	—	4,921
Unrealized gain on foreign currency translation	—	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	—	(38,101)	(38,101)
Balance at June 30, 2024	68,387,469	$699	—	$—	$695,353	$(16,881)	$(452,898)	$226,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,288)	$(52,543)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	124	158
Non-cash interest	677	—
Loss on disposal of property and equipment	—	46
Non-cash loss (gain) on foreign currency remeasurement	356	(2,251)
Non-cash share-based compensation	10,050	8,632
Non-cash lease expenses	1,102	1,018
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,202	4,662
Deferred and prepaid tax assets	437	(255)
Long-term prepaid expenses and other assets	637	(7,099)
Operating lease liabilities	(1,082)	(955)
Accounts payable	2,346	(2,899)
Accrued expenses and other liabilities	195	(1,050)
Net cash used in operating activities	(55,244)	(52,536)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(48)
Proceeds from disposal of property and equipment	—	2
Net cash used in investing activities	—	(46)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	26,219	28,120
Proceeds from the exercise of warrants	37,258	—
Proceeds from issuance of shares under the employee share purchase plan	210	189
Payments of withholding tax on stock award	(185)	(109)
Net proceeds from issuance of long term debt	—	29,585
Payment of issuance cost of long term debt	—	(778)
Proceeds from exercise of share options	220	1
Net cash provided by financing activities	63,722	57,008
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(99)	678
Net increase in cash, cash equivalents and restricted cash	8,379	5,104
Cash, cash equivalents and restricted cash, beginning of the period	220,638	143,381
Cash, cash equivalents and restricted cash, end of the period	$229,017	$148,485

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$228,628	$148,234
Restricted cash	389	251
Total cash, cash equivalents and restricted cash	$229,017	$148,485
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
The Company has funded its operations with proceeds from the sale of its ordinary shares, American Depository Shares (“ADSs”), including in its offerings pursuant to its at-the-market (“ATM”) offering program, proceeds from a loan agreement with Hercules Capital, Inc., and proceeds from a private placement transaction (the “PIPE”). On October 8, 2021, the Company entered into a Sales Agreement for its ATM offering program with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Since the establishment of the ATM offering program, through June 30, 2024, the Company sold 5,491,836 ADSs under the ATM offering program, resulting in $54.8 million in net proceeds. During the three months ended June 30, 2024, the Company did not sell any ADSs under the ATM offering program. On June 30, 2023 (the “Effective Date”), the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on the Effective Date. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through June 30, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. The Company will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.

The Company has incurred recurring losses since its inception, including net losses of $73.3 million and $52.5 million for the six months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024, the Company had an accumulated deficit of $452.9 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of June 30, 2024 of $228.6 million, will be sufficient to fund its operating expenses and capital expenditure requirements into 2026. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.

Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, the Israel-Hamas war and escalating conflict in the Middle East, heightened and fluctuating inflation and interest rates and the related impact on U.S., UK and global economies, instability in the banking system, the risk of economic slowdown or recession in the U.S., the upcoming U.S. presidential election or other factors could adversely impact the Company’s operations, financial results and ability to raise additional funding.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the reported periods.
The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 29, 2024. The condensed consolidated balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine its impact on the Company’s condensed consolidated financial statements.
In December 2023, the FASB issued new guidance designed to improve corporate income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on corporate income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. The Company is currently evaluating this guidance to determine its impact on the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
UK R&D tax credit	$19,897	$27,877
Prepaid research and development	10,301	6,826
VAT recoverable	1,183	1,052
Prepaid income tax	1,123	1,123
Prepaid insurance premium	873	1,885
Other current assets	2,699	1,895
	$36,076	$40,658

4. Debt
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
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charge are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 15.1% as of June 30, 2024.
The Company issued warrants to Hercules to purchase a number of the Company’s Ordinary Shares equal to the quotient derived by dividing (i) the amount equal to (a) 2.5% times (b) the aggregate principal amount of term loan advances made and funded under the Loan Agreement by (ii) the exercise price of the warrants.

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash starting July 1, 2024. If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of June 30, 2024.
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Term loan payable	$30,000	$30,000
End of term charge	1,425	1,425
Future principal payments and end of term charge	$31,425	$31,425
PIK interest payable	431	216
Unamortized debt issuance costs	(2,422)	(2,884)
Carrying value of long-term debt	$29,434	$28,757

Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2024	—
December 31, 2025	6,572
December 31, 2026	14,166
December 31, 2027	10,687
Total	$31,425
Interest expense associated with the Loan Agreement for the six months ended June 30, 2024 and 2023 was $2.2 million and nil, respectively.
5. Shareholder’s Equity
At-The-Market Facility
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Since the establishment of the ATM offering program, through June 30, 2024, the Company sold 5,491,836 ADSs, resulting in $54.8 million in net proceeds.
Warrants
On June 30, 2023, the Company entered into a Warrant Agreement with Hercules, which provides Hercules with the right to purchase a number of the Company’s Ordinary Shares, refer to Note 4 (Debt). for further details. Upon receipt of each term loan, the Warrant will automatically become exercisable and will expire in 10 years (on June 30, 2033). On June 30, 2023, with the receipt of the first term loan, 94,222 shares became exercisable to Hercules with a fair market value of $0.7 million.

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share. The PIPE Warrants have an exercise price of $9.93 per ADS. The PIPE Warrants became exercisable for a three year period beginning in February 2024. Through June 30, 2024, PIPE Warrants were exercised for 3,752,050 ADSs, resulting in $37.3 million in exercise proceeds.
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
As of June 30, 2024, the Company was authorized to issue a total of 1,368,916 ordinary shares underlying outstanding options granted under the 2017 Plan prior to our initial public offering, or IPO.

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
On October 1, 2021, the Company launched the Share Incentive Plan, or the SIP, and the ESPP, through which employees can purchase shares at a discounted price. At the end of six months, shares will automatically be purchased at the lower of the opening and closing price of the shares for the saving period minus a 15% discount.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in the Company’s capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 7,938,129 shares as of June 30, 2024, of which 686,050 shares remained available for future grant.
The options granted under the 2020 Plan to employees generally expire 10 years from the date of grant. There are five potential vesting conditions for the grants including: (i) 25% per year over four year service period, (ii) four year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years, (iii) monthly vesting over four year service period, (iv) monthly vesting over three year service period, and (v) 100% vesting on the earlier of the next Annual General Meeting or the first anniversary of the grant date.
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
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	2,646	2,198	5,260	4,442
General and administrative	2,275	2,363	4,790	4,190
Total share based compensation expense	$4,921	$4,561	$10,050	$8,632

7. Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding. The Company computes diluted net loss per common share by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents then outstanding during the period. The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the six months ended June 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2024	2023
Unvested restricted share units	677,924	392,861
Share options	8,427,170	6,983,834
Warrants	12,418,922	94,222
	21,524,016	7,470,917
8. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of June 30, 2024 or December 31, 2023.
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

Beyond TRD, we recently completed and announced top-line data from our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment, administered with psychological support, in people with PTSD, as a result of trauma experienced as adults. In line with the study design, the study enrolled twenty-two participants and participants were monitored for a 12-week period post dosing. In addition, we have an ongoing Phase 2 trial in anorexia nervosa.

Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations primarily with proceeds from the sale of our ordinary shares, ADSs, including in our offerings pursuant to our at-the-market, or ATM, offering program, proceeds from a loan agreement with Hercules, or the Hercules Loan Agreement, and proceeds from a private placement transaction, or the PIPE. On October 8, 2021, we entered into a Sales Agreement for our ATM offering program with Cowen and Company, LLC, or Cowen, under which we may issue and sell from time to time up to $150.0 million of our ADSs, each representing one ordinary share, through Cowen, as the sales agent. Sales of our ADSs, if any, will be made at market prices. Since the establishment of the ATM offering program, through June 30, 2024, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. During the three months ended June 30, 2024, we did not sell any ADSs under the ATM offering program. On June 30, 2023, or the Effective Date, we entered into the Hercules Loan Agreement, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on the Effective Date. On August 16, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through June 30, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.

We have incurred recurring losses since its inception, including net losses of $73.3 million and $52.5 million for the six months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024, we had an accumulated deficit of $452.9 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate and potentially including expanding into additional indications, and initiating preclinical and clinical development of additional programs for different therapeutic candidates, as well as using digital technologies and solutions to enhance our therapeutic offering. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, such as those resulting from heightened and fluctuating interest rates and rates of inflation and foreign exchange fluctuations, instability in the banking system, volatility due to the upcoming presidential election in the U.S., potential recessions in any of the regions or countries in which we operate, geopolitical tensions from the ongoing war between Ukraine and Russia and the Israel-Hamas war and escalating conflict in the Middle East, and changing conditions resulting from public health crises. Our inability to raise capital or secure other funding as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
As of June 30, 2024, we had cash and cash equivalents of $228.6 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions
We continue to monitor current macroeconomic and geopolitical events, including, among others, heightened and fluctuating inflation and interest rates, instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, the impact of the upcoming presidential election in the U.S., the risk of economic slowdown or recession in the U.S. and geopolitical tensions from the ongoing war between Ukraine and Russia and the Israel-Hamas war and escalating conflict in the Middle East, for any potential impact that these or other events or conditions may have on our business.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue and do not expect to generate any revenue from the sale of therapeutic candidates in the foreseeable future. If our development efforts for our investigational COMP360 psilocybin treatment are successful and result in regulatory approval of COMP360, we may generate revenue in the future.
Operating Expenses
Research and Development
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase as we seek to complete the clinical development for our investigational COMP360 psilocybin treatment for TRD and prepare for regulatory filings related to our potential or future therapeutic candidates.
The successful development and commercialization of our investigational COMP360 psilocybin treatment is highly uncertain. This is due to the numerous risks and uncertainties associated with development and commercialization, including the following:

•successful enrollment in and completion of clinical trials and preclinical studies, including our Phase 3 clinical trials in TRD;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials, including our Phase 3 clinical trials in TRD, and our ability to raise capital on favorable terms or at all;
•receiving regulatory approvals or clearance for conducting our planned clinical trials or future clinical trials;
•receiving positive data from our clinical trials that support an acceptable risk-benefit profile of COMP360 psilocybin treatment and any future therapeutic candidates in the intended patient populations;
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
A change in the outcome of any of these variables, amongst others, with respect to the development of our investigational COMP360 psilocybin treatment in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our investigational COMP360 psilocybin treatment. For example, if the FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare products Regulatory Agency, or MHRA, or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to commit significant additional financial resources and time on the completion of clinical development of that therapeutic candidate.
General and Administrative
We anticipate we will continue to incur significant accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company. Additionally, we anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.
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
Based on criteria established by His Majesty’s Revenue and Customs, (“HMRC”), a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the six-months ended June 30, 2024 and 2023. We expect such elements to be eligible for R&D incentives in the future although there may be some limitations on expenditure on activities undertaken outside the UK.
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
Corporate Income Tax Expense
We are subject to corporate taxation in the U.S. and the UK (known as corporation tax in the UK). Due to the nature of our business, we have generated losses since inception and have therefore not been required to pay UK corporation tax. Our corporate income tax expense represents only income taxes in the U.S.
Unsurrendered UK losses may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated trading losses for carry forward in the UK of $252.3 million and $176.9 million as of December 31, 2023 and 2022, respectively, which is offset by a full valuation allowance.
During the six-months ended June 30, 2024 and 2023, we recorded a tax provision of $0.4 million and $0.3 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.

Results of Operations
Comparison For The Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
OPERATING EXPENSES:
Research and development	$29,069	$19,818	$9,251	$53,970	$38,853	$15,117
General and administrative	14,253	12,846	1,407	27,925	25,599	2,326
Total operating expenses	43,322	32,664	10,658	81,895	64,452	17,443
LOSS FROM OPERATIONS	(43,322)	(32,664)	(10,658)	(81,895)	(64,452)	(17,443)
OTHER INCOME, NET:
Benefit from R&D tax credit	3,709	2,520	1,189	6,810	6,836	(26)
Interest income	2,408	638	1,770	4,668	1,342	3,326
Interest expense	(1,112)	—	(1,112)	(2,210)	—	(2,210)
Foreign exchange gains (losses)	225	1,376	(1,151)	(558)	4,061	(4,619)
Other income (expense), net	167	(11)	178	295	(6)	301
Total other income, net	5,397	4,523	874	9,005	12,233	(3,228)
Loss before income taxes	(37,925)	(28,141)	(9,784)	(72,890)	(52,219)	(20,671)
Income tax expense	(176)	(194)	18	(398)	(324)	(74)
Net loss	$(38,101)	$(28,335)	$(9,766)	$(73,288)	$(52,543)	$(20,745)
Research and Development
Research and development expenses consist of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Development expenses	$18,037	$10,416	$7,621	$31,981	$20,607	$11,374
Personnel expenses	6,880	5,693	1,187	13,484	11,363	2,121
Non-cash share-based compensation expense	2,646	2,198	448	5,260	4,442	818
Other expenses	1,506	1,511	(5)	3,245	2,441	804
Total research and development expenses	$29,069	$19,818	$9,251	$53,970	$38,853	$15,117
For the three and six months ended June 30, 2024, the increases in research and development expenses, as compared to the same periods in 2023, were primarily attributable to the following:
•an increase in development expenses associated with advancing our late-stage COMP360 clinical trials;
•an increase in personnel as a result of increased staffing levels supporting the expansion of our preclinical and clinical teams; and
•an increase in non-cash share based compensation expense primarily due to the accounting for certain equity-based awards.
We expect research and development costs to continue to increase substantially through completion of our Phase 3 program for COMP360 psilocybin therapy in TRD.

General and Administrative
General and administrative expenses consist of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Personnel expenses	$5,655	$4,299	$1,356	$11,156	$10,014	$1,142
Facilities and other expenses	3,020	2,925	95	6,229	5,944	285
Legal and professional fees	3,303	3,259	44	5,750	5,451	299
Non-cash share-based compensation expense	2,275	2,363	(88)	4,790	4,190	600
Total general and administrative expenses	$14,253	$12,846	$1,407	$27,925	$25,599	$2,326
For the three months ended June 30, 2024 the increase in general and administrative expenses, as compared to the same periods in 2023, was primarily attributable to the following:
•an increase in personnel expenses as a result of increased staffing levels supporting our corporate functions;
Offset by:
•a decrease in non-cash share-based compensation expense primarily due to the accounting for certain performance-based awards.
For the six months ended June 30, 2024 the increase in general and administrative expenses, as compared to the same periods in 2023, was primarily attributable to the following:
•an increase in personnel expenses as a result of increased staffing levels supporting our corporate functions;
•an increase in non-cash share based compensation expense primarily due to the accounting for certain equity-based awards; and
•an increase in legal and professional fees, primarily related to expenses associated with consulting, legal advice and patent applications.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development growth initiatives.

Other Income, Net
Other income, net consists of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Benefit from R&D tax credit	$3,709	$2,520	$1,189	$6,810	$6,836	$(26)
Interest income	2,408	638	1,770	4,668	1,342	3,326
Interest expense	(1,112)	—	(1,112)	(2,210)	—	(2,210)
Foreign exchange gains (losses)	225	1,376	(1,151)	(558)	4,061	(4,619)
Other income (expense), net	167	(11)	178	295	(6)	301
Total other income, net	$5,397	$4,523	$874	$9,005	$12,233	$(3,228)
For the three months ended June 30, 2024 the increase in other income, net, as compared to the same period in 2023, was primarily attributable to the following:
•an increase in the benefit from R&D tax credit due to higher R&D expenditures partially offset by a reduction in the tax relief rates;
•an increase in interest income primarily due to higher interest rates earned on our cash deposits;
Offset by:
•an increase in interest expense related to the Loan Agreement with Hercules entered into on June 30, 2023, as well as the payment-in-kind (PIK) interest on the loan; and
•a decrease in foreign exchange gains following remeasurement of foreign currency denominated assets and liabilities.
For the six months ended June 30, 2024 the decrease in other income, net, as compared to the same period in 2023, was primarily attributable to the following:
•an increase in net foreign exchange losses following remeasurement of foreign currency denominated assets and liabilities;
•an increase in interest expense related to the Loan Agreement with Hercules entered into on June 30, 2023, as well as the payment-in-kind (PIK) interest on the loan;
Offset by:
•an increase in interest income primarily due to higher interest rates earned on our cash deposits.
Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have primarily funded our operations with proceeds from the sale of our ordinary shares, ADSs, including our ATM offering program, proceeds from the Hercules Loan Agreement, and proceeds from the PIPE. The ATM offering program allows us to issue and sell from time to time up to $150.0 million of our ADSs. Since the establishment of the ATM offering program, through June 30, 2024, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. During the three months ended June 30, 2024, we did not sell any ADSs under the ATM offering program. The Hercules Loan Agreement, provided for aggregate maximum borrowings of up to $50.0 million, of which we have funded $30.0 million. Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. Through June 30, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating, lease, and debt obligations under our Loan Agreement with Hercules described below in the footnotes to our condensed consolidated financial statements.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(55,244)	$(52,536)	$(2,708)
Net cash used in investing activities	—	(46)	46
Net cash provided by financing activities	63,722	57,008	6,714
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(99)	678	(777)
Net increase in cash, cash equivalents and restricted cash	$8,379	$5,104	$3,275
Net Cash Used in Operating Activities
Net cash used in operating activities increased during the six months ended June 30, 2024, compared to the same period ended 2023, primarily due to a $20.8 million increase in our net loss which was fully offset by favorable working capital related activities of $13.4 million, primarily attributable to the timing of $14.6 million cash received in 2024 relating to the 2022 R&D tax credit, as well as an increase of $4.7 million of non-cash adjustments.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased during the six months ended June 30, 2024, compared to the same period ended 2023, primarily attributable to our purchases of property and equipment, which largely consisted of office equipment in 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased during the six months ended June 30, 2024, compared to the same period ended 2023, primarily related to proceeds from the issuance of ordinary shares through our ATM facility of $26.2 million and proceeds from the issuance of ordinary shares to settle warrants exercised of $37.3 million. Net cash provided by financing activities during the six months ended June 30, 2023, primarily consisted of proceeds from the issuance of ordinary shares through our ATM facility of $28.1 million and proceeds from the issuance of long term debt of $29.6 million.
Funding Requirements

We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we continue to advance our Phase 3 clinical program of COMP360 in TRD and preclinical activities, manufacturing and Phase 2 clinical trials of COMP360. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expenses will also increase as we:
•continue to advance our Phase 3 clinical program for investigational COMP360 psilocybin treatment in TRD;
•continue the training of qualified therapists and other healthcare professionals to deliver our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
•service our outstanding indebtedness;

•research additional indications for our investigational COMP360 psilocybin treatment and discover and develop any future therapeutic candidates;
•continue to invest in funding IISs including the IIS co-sponsored by King’s Institute of Psychiatry, Psychology & Neuroscience (IoPPN) and South London and Maudsley NHS Foundation Trust that will use COMP360 psilocybin treatment to explore how psilocybin affects specific brain pathways in autistic adults;
•continue the research and development program for our other preclinical stage therapeutic candidates and discovery-stage programs;
•continue to invest in our Discovery Center and/or develop additional therapeutic candidates;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any therapeutic candidates for which we may obtain regulatory approval, including COMP360;
•advance our commercialization strategy;
•establish and expand the network of public healthcare institutions and private clinics that administer our investigational COMP360 psilocybin treatment in conjunction with psychological support if approved;
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
•expand our operations in the U.S. and Europe in the future; and
•incur additional legal, accounting and other expenses associated with operating as an English-domiciled public company listed in the U.S.
As of June 30, 2024, we had cash and cash equivalents of $228.6 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
•the costs involved in growing our organization to the size needed to prepare for the potential commercialization of our investigational COMP360 psilocybin treatment and future therapeutic candidates, including increasing personnel costs;
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
•the impact of macroeconomic events, including, among others, heightened and fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S.; and
•the costs of operating as a public company.
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
Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes in our significant accounting policies or critical accounting estimates during the first six months of 2024. For a complete discussion, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended December 31, 2023, which we filed with the SEC on February 29, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $118.5 million for the year ended December 31, 2023 and $73.3 million for the six-months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $452.9 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue to advance our Phase 3 clinical program for investigational COMP360 psilocybin treatment in TRD;
•continue the training of qualified therapists and other healthcare professionals to deliver our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
•service our outstanding indebtedness;

•research additional indications for our investigational COMP360 psilocybin treatment and discover and develop any future therapeutic candidates;
•continue to invest in funding IISs including the IIS co-sponsored by King’s Institute of Psychiatry, Psychology & Neuroscience (IoPPN) and South London and Maudsley NHS Foundation Trust that will use COMP360 psilocybin treatment to explore how psilocybin affects specific brain pathways in autistic adults;
•continue the research and development program for our other preclinical stage therapeutic candidates and discovery-stage programs;
•continue to invest in our Discovery Center and/or develop additional therapeutic candidates;
•establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any therapeutic candidates for which we may obtain regulatory approval, including COMP360;
•advance our commercialization strategy;
•establish and expand the network of public healthcare institutions and private clinics that administer our investigational COMP360 psilocybin treatment in conjunction with psychological support, if approved;
•seek regulatory approvals for any future therapeutic candidates that successfully complete clinical trials;
•experience heightened regulatory scrutiny;
•pursue necessary scheduling-related decisions by the DEA, and various state governments to enable us to commercialize any future therapeutic candidates containing controlled substances for which we may obtain regulatory approval, including COMP360;
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
•expand our operations in the U.S. and Europe in the future; and
•incur additional legal, accounting and other expenses associated with operating as an English-domiciled public company listed in the U.S.

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
We expect to require substantial additional funding in the future to sufficiently finance our operations and to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. If the outstanding PIPE Warrants are exercised in full for cash, we would receive an additional $122.4 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $228.6 million as of June 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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

•the costs of developing sales and marketing capabilities to target public and private healthcare providers and clinic networks in the U.S. and other major markets;
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
•the impact of macroeconomic events, including, among others, heightened and fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S.; and
•the costs of operating as a public company.
Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, lower prices for many securities, heightened and fluctuating inflation and interest rates, concerns about potential recessionary factors and concerns about the upcoming U.S. presidential election may affect our ability to raise additional funding through the exercise for cash of the PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, the Israel-Hamas war and escalating conflict in the Middle East, heightened and fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the upcoming presidential election in the U.S., the risk of economic slowdown or recession in the U.S. or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

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
As of June 30, 2024, we had 12,324,700 outstanding PIPE Warrants. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three year period ending in February 2027 and have an exercise price of $9.93, which is higher than the current trading price of our ADSs. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price. In addition, the PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants, in which case we would not receive any additional proceeds. If the PIPE Warrants are not exercised for cash, or only a portion of the PIPE Warrants are exercised for cash, we would need to obtain additional funding from other sources and may need to raise funds earlier than expected. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Adequate additional financing may not be available to us on acceptable terms or at all.
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
Furthermore, certain shareholders and holders of ADSs, including those in the U.S., may, even in the case where preferential subscription rights have not been cancelled or limited, not be entitled to exercise such rights, unless the offering is registered or the ordinary shares are qualified for sale under the relevant regulatory framework. As a result, there is the risk that investors may suffer dilution of their holdings should they not be permitted to participate in preference right equity or other offerings that we may conduct in the future.
We may not satisfy the milestones or conditions set forth in our Loan Agreement with Hercules in order to draw down additional funding on our term loan facility.

The second tranche of term loans under our Loan Agreement with Hercules, in an amount up to $10.0 million, may only be drawn subject to the achievement of specified performance milestones related to satisfaction of the protocol specified primary endpoint from our Phase 3 COMP005 clinical trial and the satisfaction of customary conditions. The second tranche is only available through the earlier of: (a) 30 days following achievement of certain performance milestones and (b) December 15, 2024. The third tranche of term loans under our Loan Agreement, in an amount up to $10.0 million, is available solely at the lender’s discretion and is only available during the interest-only period. If these milestones and conditions are met, each of the remaining tranches may be borrowed in up to two drawings of a minimum of $5.0 million each. Without the achievement of the required clinical milestones and satisfaction of certain customary conditions, we will not be eligible to draw additional funds under the second tranche. If we do not receive approval from Hercules’ investment committee, which is beyond our control, we will not be eligible to draw funds under the final remaining tranche under our Loan Agreement and will not realize the full benefits of our Loan Agreement. If we are unable to draw down additional funding under the terms of the Loan Agreement, our business, financial condition and results of operation may be harmed and we may be required to seek out alternative financing sources which may have less favorable terms.

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
Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital or other funding on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the state of the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In the event of a default, Hercules could accelerate all of the amounts due under the Loan Agreement. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise their rights to take possession and dispose of the collateral securing the Loan Agreement, which includes substantially all of our property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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
We currently have no treatments that are approved for commercial sale and may never be able to develop marketable treatments. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our investigational COMP360 psilocybin treatment, which is currently our only therapeutic candidate in clinical development, and the potential commercialization of our COMP360 psilocybin treatment, if approved. Accordingly, our business currently depends on the successful regulatory approval of COMP360 and the commercialization of our investigational COMP360 psilocybin treatment. We cannot be certain that COMP360 will receive regulatory approval or that our COMP360 psilocybin treatment will be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of our investigational COMP360 psilocybin treatment, or if COMP360 does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.
The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of psilocybin is, and will remain, subject to comprehensive regulation by the FDA, the DEA, the EMA, the MHRA and comparable foreign regulatory authorities. Failure to obtain regulatory approval in the U.S., Europe or other jurisdictions will prevent us from commercializing and marketing our investigational COMP360 psilocybin treatment in such jurisdictions.

Even if we were to obtain approval from the FDA, the EMA, the MHRA and foreign regulatory authorities for COMP360, any approval might contain significant limitations related to use, as well as restrictions for specified age groups, warnings, precautions or contraindications, such as a black box warning for increased risk of suicidal thoughts and behaviors. Furthermore, even if we obtain regulatory approval for COMP360, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize including securing availability of third-party treatment sites for the appropriate administration of our investigational COMP360 psilocybin treatment, secure adequate manufacturing, train and secure access to qualified therapists, establish a commercially viable pricing structure, obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs, and achieve the rescheduling of psilocybin and psilocin. If we, or any future collaborators, are unable to successfully commercialize our investigational COMP360 psilocybin treatment, we may not be able to generate sufficient revenue to continue our business.
The success of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will depend on several factors, including the following:
•successful completion of clinical trials, including our Phase 3 program in TRD and related clinical and pre-clinical studies which will support an application for approval of our investigational COMP360 psilocybin treatment;

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
•achieving the rescheduling of psilocybin and psilocin;
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
COMP360 psilocybin treatment is, and any future therapeutic candidates we may develop in the future may be, subject to controlled substance laws and regulations in the territories where the product will be marketed, such as the U.S., the UK and the rest of Europe, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. In addition, during the review process of COMP360 psilocybin treatment, and prior to approval, the FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential. This may delay approval and any potential rescheduling process.
In the U.S., psilocybin and its active metabolite, psilocin, are listed by the DEA as “Controlled Substances” or scheduled substances, under the Comprehensive Drug Abuse Prevention and Control Act of 1970, also known as the Controlled

Substances Act, or CSA, specifically as a Schedule I substance. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements to guard against the theft or diversion of such controlled substances, including with respect to the transportation and distribution of such substances, and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most state laws in the U.S. classify psilocybin and psilocin as Schedule I controlled substances. For any product containing psilocybin to be available for commercial marketing in the U.S., psilocybin and psilocin must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the U.S. will also require scheduling-related legislative or administrative action.
Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance. Therefore, while psilocybin and psilocin are Schedule I controlled substances, products approved by the FDA for medical use in the U.S. that contain psilocybin or psilocin should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If or when COMP360 receives FDA approval, we anticipate that the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the U.S. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule. During the review process, and prior to approval, the FDA may determine that it requires additional data, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse or misuse potential. This may introduce a delay into the approval and any potential rescheduling process. That delay would be dependent on the quantity of additional data required by the FDA. This scheduling determination will require DEA to conduct notice and comment rule making including issuing an interim final rule. Such action will be subject to public comment and requests for hearing which could affect the scheduling of these substances. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations.
If approved by the FDA, and if the finished dosage form of COMP360 is listed by the DEA as a Schedule II, III, or IV controlled substance, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take significantly longer than the 90-day deadline set forth in the CSA, thereby delaying the launch of our investigational COMP360 psilocybin treatment in the U.S. Furthermore, the FDA, DEA, or any foreign regulatory authority could require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of our investigational COMP360 psilocybin treatment and any future therapeutic candidates containing controlled substances. In addition, therapeutic candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:
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
•Clinical trials. Because our investigational COMP360 psilocybin treatment contains psilocybin, to conduct clinical trials with COMP360 in the U.S. prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense

COMP360 and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import.The transportation of COMP360 to clinical trial sites is subject to security requirements and other controls under applicable controlled substance laws and regulations. We do not currently conduct any manufacturing or repackaging/relabeling of either COMP360 or its active ingredients (i.e., psilocybin) in the U.S. COMP360 is imported in its fully-finished, packaged and labeled dosage form. Our clinical trials outside the U.S. are subject to similar controlled substance legislation in other countries.
•Importation. If COMP360 is approved and classified as a Schedule II, III or IV substance, an importer can import it for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of COMP360 and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration. If COMP360 is approved and classified as a Schedule II controlled substance, federal law may prohibit the import of the substance for commercial purposes. If COMP360 is listed as a Schedule II substance, we will not be allowed to import the drug for commercial purposes unless the DEA determines that domestic supplies are inadequate or there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. Moreover, Schedule I controlled substances, including psilocybin and psilocin, have never been registered with the DEA for importation for commercial purposes, only for scientific and research needs. Therefore, if neither COMP360 nor its drug substance could be imported, COMP360 would have to be wholly manufactured in the U.S., and we would need to secure a manufacturer that would be required to obtain and maintain a separate DEA registration for that activity.
•Manufacture in the U.S. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the U.S., our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of COMP360, the active ingredient in the final dosage form is currently a Schedule I controlled substance and would be subject to such quotas as this substance could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredient in COMP360 may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
•Distribution in the U.S. If COMP360 is scheduled as Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute COMP360 and any future therapeutic candidates. These distributors would need to obtain Schedule II, III or IV distribution registrations. This limitation in the ability to distribute COMP360 more broadly may limit commercial uptake and could negatively impact our prospects. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If COMP360 is a Schedule II drug, participants in our supply chain may have to maintain enhanced security with alarms and monitoring systems and they may be required to adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. In addition, COMP360 could be determined to have a high potential for abuse and therefore required to be administered at our trial sites, which could limit commercial uptake. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.
•Controlled Drug Status in the UK. Psilocybin and psilocin are “controlled drugs” in the UK, as they are listed under Schedule 1 of the UK’s Misuse of Drugs Regulations 2001 and are classified as Class A controlled substances under the Misuse of Drugs Act 1971. Substances listed under Schedule 1 of the Misuse of Drugs Regulations 2001 are considered to have little or no therapeutic benefit and are the most strictly controlled. These substances can therefore only be imported, exported, produced and supplied under a license issued by the UK Government’s Home Office. Psilocybin and psilocin may never be rescheduled under the Misuse of Drugs Regulations 2001, or reclassified under the UK’s Misuse of Drugs Act 1971.
The potential reclassification of psilocybin and psilocin in the U.S. could create additional regulatory burdens on our operations and negatively affect our results of operations.
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
We may experience delays in completing our Phase 3 clinical program of COMP360 psilocybin treatment in TRD, completing our ongoing Phase 2 clinical trial in anorexia nervosa and initiating or completing additional clinical trials. For example, we experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa, which resulted in a delay and amendments to our trial protocols and adjustments to our procedures. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including:
•delays in or failure to obtain regulatory approval to commence or modify a trial, including the imposition of a temporary or permanent clinical hold by regulatory authorities for a number of reasons, including after review of an Investigational New Drug Application, or IND, or amendment, clinical trial application, or CTA, or amendment, or equivalent application or amendment, as a result of a finding that the trial presents unreasonable risk to clinical trial participants or a negative finding from an inspection of our clinical trial operations or study sites, or the occurrence of a suspected, unexpected serious adverse reaction, or SUSAR, which we have experienced in the past, or serious adverse reaction, or SAE, during our clinical trials or IISs using COMP360;

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

We cannot be certain that our Phase 3 pivotal trials for COMP360 in TRD, our ongoing phase 2 trial in anorexia nervosa or any other future clinical trials will be successful. Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our investigational COMP360 psilocybin treatment. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of COMP360, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with COMP360, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of COMP360 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

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
•the data collected from clinical trials of our investigational COMP360 psilocybin treatment or any future therapeutic candidates may not be sufficient to support the submission of an NDA or other submission, or to obtain regulatory approval in the U.S. or elsewhere;

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
This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any COMP360 or any future therapeutic candidates, which would significantly harm our business, results of operations and prospects. The FDA, the EMA, the MHRA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of COMP360 or any future therapeutic candidates. Even if we believe the data collected from clinical trials of COMP360 or any future therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, the MHRA or any other regulatory authority. For example, concerns about functional unblinding, expectancy bias or the impact of psychological support provided with COMP360 could hinder interpretability or regulatory acceptability of data from clinical trials of our investigational COMP360 psilocybin treatment. If COMP360 or any future therapeutic candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process, this will prevent such therapeutic candidates from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.
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
Even if we obtain FDA, EMA or MHRA approval for COMP360 or any future therapeutic candidates that we may identify and pursue in the U.S., Europe or the UK, we may never obtain approval to commercialize any such therapeutic candidates outside of those jurisdictions, which would limit our ability to realize their full market potential.
In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a therapeutic candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. For example, the population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions impacting the effectiveness of our investigational COMP360 psilocybin treatment which may cause the percentage of patients, if any, that go into remission to fluctuate. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin treatment. In addition, certain diseases or conditions that we decide to target have in the past and may in the future present increased or unique challenges in clinical development. For example, drug development for anorexia nervosa is not well understood, and we have experienced challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. We made amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. Even with these protocol amendments, we have experienced and expect to continue to experience some recruitment challenges based on this patient population and the challenges with clinical study conduct. Moreover, these increased or unique challenges could ultimately impact our ability to seek and obtain regulatory approval in these conditions.

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
•the willingness or availability of patients to participate in our trials due to a number of factors, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance, any public health crisis such as the COVID-19 pandemic or other factors;
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
In addition, any negative results we may report in clinical trials of COMP360 or any future therapeutic candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial of COMP360 or any future therapeutic candidates will likely increase our costs, delay the timeframe in which the results of our clinical trials will become available, slow down the COMP360 approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP 360 psilocybin treatment, if approved, and generate revenue. For example, in our clinical trials for TRD, reviewing and verifying a participant’s medical records to confirm such participant meets the inclusion criteria for TRD is time-consuming and administratively burdensome, which can delay the screening process for our clinical trials. The steps we have taken to make this process more efficient may not be successful. We have experienced some delays in our Phase 2 clinical trial for anorexia nervosa due to challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. To address these challenges, we made amendments to our trial protocol to reduce the trial burden for this highly vulnerable patient population. Even with these protocol amendments, we have experienced and expect to continue to experience some recruitment challenges based on this patient population and the challenges with clinical study conduct. As a result of these challenges, we did not meet our original expectations regarding the timing of a data readout from this trial. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates.

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions which may in the future be impacted by pandemics or public health crises. In addition, in the past, enrollment in our trials was adversely affected as a result of the COVID-19 pandemic due to limited availability of participants, the inability of patients, therapists or physicians to participate in our trials, interruptions in supply chains and delays with regulators and other similar bodies. The conduct of our trials may continue to be adversely affected by future public health crises or pandemics, despite efforts to mitigate this impact.
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
If we enter into arrangements with third parties to perform market access and commercial services for any approved treatments, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any treatments that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved treatments outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our treatments or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. For example, in December 2023, we entered into a collaboration agreement with Greenbrook TMS to research and investigate models for the delivery of COMP360 treatment, if approved, within healthcare systems, including investigating the potential use and integration of digital tools within

Greenbrook TMS’s existing care pathways, and there is substantial doubt regarding Greenbrook TMS’s ability to continue as a going concern due to recurring losses from operations, its ability to increase cash flow and/or raise sufficient capital to support Greenbrook TMS’s operating activities and fund its cash obligations, repay indebtedness and satisfy Greenbrook TMS’s working capital needs and debt obligations. In addition, in March 2024, Greenbrook’s shares were delisted from Nasdaq, which may negatively impact Greenbrook’s ability to raise additional capital. Greenbrook TMS’s willingness or ability to complete its obligations under the research collaboration agreement may be adversely affected by business combinations, restructurings or other corporate transactions, worsening of its financial position or significant changes in its strategy. We may not be successful in entering into arrangements with third parties to commercialize our treatments or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our treatments effectively, to set up a sufficient number of treatment centers in third-party treatment sites, or to recruit, train and retain an adequate number of therapists to administer our treatments. In addition, we are exploring ways in which we can use digital technology to improve the patient experience and therapeutic outcomes of our treatments. Commercialization partners may lack incentives to promote our digital technology and we may face difficulties in implementing our digital technologies in third-party treatment sites through such third parties.
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
We may never have a product that is commercially successful. To date, we have no product authorized for marketing. Our investigational COMP360 psilocybin treatment requires further clinical investigation, regulatory review, significant market access and marketing efforts and substantial investment before it can produce any revenue. Furthermore, if approved, our COMP360 psilocybin treatment may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and negative media coverage of psychedelic substances, including psilocybin. As a result, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our investigational COMP360 psilocybin treatment may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable.

Market acceptance of any of our future treatments by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:
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
•any potential unfavorable publicity, including negative publicity associated with recreational, spiritual or medical use or abuse of psilocybin or other psychedelic drugs or with adverse outcomes or side effects from the use of psilocybin such as unfavorable publicity related to use of psilocybin at Oregon state-licensed psilocybin service centers under the supervision of a state-licensed facilitator;

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
If we are unable to establish a sufficient network of third-party treatment sites certified under applicable standards, including regional, national, state or other applicable standards as needed to administer our COMP360 psilocybin treatment if regulatory approval is obtained, including the certifications that such third-party treatment sites may require, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations and commercialization efforts. We expect the therapists to be employed by the third-party treatment sites where the therapists administer our treatments. Third-party treatment sites could, for a number of reasons, demand higher payments for our treatments or take other actions to increase their income from selling our treatments, which could result in higher costs for payors and for our patients to get access to our treatments. For example, legal regimes may have higher levels of licensure which force us to contract with third-party treatment sites that demand higher payment rates to administer our COMP360 psilocybin treatment, if regulatory approval is obtained. In addition, third-party treatment sites may have difficulty meeting any applicable regulatory or accreditation requirements.
Given the novel nature of our treatment, third-party treatment sites may face additional financial and administrative burdens in order to deliver any approved treatment, including adhering to a REMS plan in the U.S. or a Risk Management Program, or RMP, in Europe. The process for a third-party treatment site to obtain a certificate under a REMS plan can be very costly and time-consuming, which could delay a third-party treatment site’s ability to provide our treatments and materially adversely affect our commercialization trajectory. Furthermore, third-party treatment sites will need to ensure that they have the necessary infrastructure and equipment in order to deliver our investigational COMP360 psilocybin treatment, such as adequate audio-visual equipment, ancillary equipment and sufficient treatment rooms. This may deter third-party treatment sites from providing our therapeutic candidate and reduce our ability to expand our network and generate revenue. Our ability to develop and maintain satisfactory relationships with third-party treatment sites may otherwise be negatively impacted by other factors not associated with our operations and, in some instances, outside of our direct or indirect control, such as negative perceptions regarding the medical use of psilocybin or other psychedelic drugs, changes in Medicare and/or Medicaid or commercial payors reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and the providers. Reimbursement levels may be inadequate to cover third-party treatment sites’ costs of delivering our investigational COMP360 psilocybin treatment. The failure to maintain or to secure new cost-effective contracts with third-party treatment sites may result in a loss of or inability to grow our network of third-party treatment sites, patient base, higher costs to our patients and us, healthcare provider network disruptions and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Developing Centers of Excellence has in the past and may in the future involve significant costs, time and resources. If our efforts are unsuccessful, our business, prospects and financial condition would be adversely affected.
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

We intend to use these Centers of Excellence to gather evidence to optimize our treatment delivery and psychological support model, train and certify therapists, conduct clinical trials, including proof of concept studies, develop and test digital technology solutions to improve patient experience and outcomes and pursue other activities to refine our approach to delivering our investigational COMP360 psilocybin treatment safely and cost-effectively. Our efforts to design, build and staff these Centers of Excellence, or identify suitable third parties with whom we may collaborate to open these centers, will involve significant time, costs, including potential capital expenditures to acquire and develop facilities, and other resources, and may divert our management team’s focus from executing on other key elements of our business strategy. If we fail to enter into or maintain agreements with third parties to develop and operate these Centers of Excellence on reasonable terms, or at all, our ability to develop our future research programs and therapeutic candidates could be delayed, the commercial potential of our treatments could change and our costs of development and commercialization could increase. If our efforts to develop these Centers of Excellence are unsuccessful, it will have a materially adverse impact on our business, future prospects and financial position.

We may become exposed to costly and damaging liability claims, either when testing our investigational COMP360 psilocybin treatment or any future therapeutic candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of therapeutic substances. Currently, we have no treatments that have been approved for commercial sale; however, the current and future use of our investigational COMP360 psilocybin treatment or any future therapeutic candidates by us and our corporate collaborators in clinical trials, and the potential sale of any approved treatments in the future, may expose us to liability claims. These claims might be made by patients or healthy volunteers who receive our investigational COMP360 psilocybin treatment in clinical trials and if regulatory approval is obtained, by patients who receive it under prescription and by healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that sell COMP360 psilocybin treatment or any future therapeutic candidates. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our investigational COMP360 psilocybin treatment or any future therapeutic candidates or any prospects for commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If COMP360 or any future therapeutic candidates cause adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use COMP360 or any future therapeutic candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:
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
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the U.S., there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal use of “psilocybin products,” including naturally-derived psilocybin substances, in licensed facilities with supervision by licensed facilitators. Oregon psilocybin service centers opened and licensed facilitators began offering psilocybin services to adults over the age of 21 in January 2023. In November 2022, voters in Colorado approved a ballot measure legalizing the use of naturally-derived psilocybin and psilocin in state-regulated centers under the supervision of state-licensed facilitators. Some cities have also passed measures that decriminalizes or minimizes enforcement actions for psilocybin, including, for example, Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), Northampton, Massachusetts (April 2021), Seattle, Washington (October 2021), San Francisco, California (September 2022), Minneapolis, Minnesota (July 2023) and Portland, Maine (October 2023). The legalization of psilocybin without regulatory oversight or with minimal regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.
We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, be precluded from manufacturing COMP360 and developing and selling our investigational COMP360 psilocybin treatment or any future therapeutic candidates outside the U.S. or be required to develop and implement costly compliance programs, which could adversely affect our business, results of operations and financial condition.
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
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the UK and the U.S., and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from manufacturing COMP360 and developing and selling our investigational COMP360 psilocybin treatment or any future therapeutic candidates outside of the U.S., which could limit our growth potential and increase our development costs.
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
Section 280E of the Internal Revenue Code of 1986, as amended, or the Code, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The U.S. Internal Revenue Service, or IRS, has invoked Section 280E in tax audits against various businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. There is no guarantee that any federal court will issue an interpretation of Section 280E favorable to psilocybin and psilocin businesses.
We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable UK tax legislation.
As a UK incorporated and tax resident entity, we are subject to UK corporation tax on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. We had accumulated trading losses for carry forward in the UK of $252.3 million and $176.9 million as of December 31, 2023 and December 31, 2022, respectively. Subject to any relevant utilization criteria and restrictions (including, but not limited to, those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is limited each year to £5.0 million per group plus, broadly, an incremental 50% of the remaining UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
As a company that carries out extensive R&D activities, we seek to benefit from the UK R&D tax relief programs, which historically consisted of the Small and Medium-sized Enterprises (“SME”) R&D tax relief program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. For accounting periods starting on or after 1 April, 2023 and before 1 April 2024, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying R&D activities for a cash rebate of an amount up to an effective rate of 18.6% of such qualifying R&D expenditures or 12.1% for any work that is contracted out. The majority of our research, clinical trials management and clinical manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims.
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
As noted above, the SME R&D tax relief regime has been reduced such that for qualifying expenditure from April 1, 2023 the effective credit decreased from 33.3% to 18.6%. For subcontracted expenditure (paid to unconnected subcontractors), as there is a restriction to 65% of costs, the effective credit decreased from 21.7% to 12.1%. This has impacted the level of repayable credit that can be claimed. However, new rules were introduced by the Finance Act 2024 for an enhanced rate of relief for research intensive companies, which are approximately 27.0% for qualifying expenditure and approximately 17.5% for qualifying subcontracted expenditure (paid to an unconnected subcontractor). To be eligible as a research intensive company, the qualifying R&D expenditure for tax purposes must be at least 40% of the aggregate expenditure across the consolidated group. HMRC are still to publish guidance on the application of this legislation. It is uncertain whether we will meet the criteria for the enhanced effective rate to apply. The threshold will decrease from 40% to 30% in 2025.
Restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These changes may impact the quantum of R&D relief that we are able to claim in the future and took effect for accounting periods starting from April 1, 2024, which will therefore impact us for the first time from January 1, 2025. In addition, the SME and RDEC regimes have been merged, effective for accounting periods starting on or after April 1 2024, which will impact us for the first time from January 1, 2025. Under the new merged regime, for non research intensive companies, the effective net credit will be 16.2% for in-house expenditure, and 10.5% for subcontracted expenditure (paid to unconnected subcontractors).
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
In the U.S., the EU and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We and any potential collaborators may be subject to U.S. federal and state data protection laws and regulations, such as laws and regulations that address privacy and data security. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, which are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economics and Clinical Health, or HITECH. To the extent that we act as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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
The CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Certain other state laws impose similar privacy obligations, and we anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
At the federal level, a comprehensive federal data privacy bill, the American Data Privacy and Protection Act, has been proposed and, if passed, will further change the privacy and data security compliance landscape. This proposed legislation, if passed, would help to streamline certain of our privacy obligations, but would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the U.S.

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
We are subject to European data protection regulations, where we collect and use personal data relating to Europe, including to conduct and enroll subjects in clinical trials in the UK or the European Economic Area (EEA). This includes the EU General Data Protection Regulation, or EU GDPR, and the UK equivalent of the same, the UK GDPR (collectively referred to as the GDPR), as well as other national data protection legislation in force in the UK and relevant EEA Member States (including the UK Data Protection Act 2018 in the UK), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) (i) regarding individuals in the UK and EEA, and/or (ii) carried out in the context of the activities of our establishment in the UK and any EEA Member State.
The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, increasing requirements pertaining to health data and pseudonymized (i.e., key-coded) data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the UK and EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The GDPR provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between EEA Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.
In addition, we are subject to evolving and strict rules on the transfer of personal data out of the UK and EEA to third countries such as the U.S. in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs or the UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Any inability to transfer personal data from the UK and EEA to third countries in compliance with data protection laws may adversely affect our operations and our business and financial position. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

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
The UK data protection regime is independent from but currently still aligned to the EEA’s data protection regime. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or Data Reform Bill into the UK legislative process to reform the UK’s data protection regime following Brexit. If passed, the final version of the Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford treatments such as our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and treatments that use psilocybin or psilocin are precluded from reimbursement in the U.S. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given treatment by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., Europe or elsewhere will be available for any treatment that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.
We intend to seek approval to market our investigational COMP360 psilocybin treatment or future therapeutic candidates in both the U.S. and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for COMP360 or our future therapeutic candidates, we will be subject to rules and regulations in those jurisdictions.
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
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved treatments. In the U.S., third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug products before they will reimburse health care providers who use such treatments. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
Obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for drug products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our treatments to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

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
Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, and other countries has and will continue to put pressure on the pricing and usage of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. In many countries, the prices of medical treatments are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical treatments, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Accordingly, in markets outside the U.S., the reimbursement for our treatments may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.
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
EU drug marketing regulation may materially affect our ability to market and receive coverage for our treatments in the EU Member States. Much like the federal Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal treatments is also prohibited in most countries within the EU. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of EU Member States, and in respect of the UK, the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.
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
In addition, in most foreign countries, including many EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, individual Member States in the EU have the ability to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our investigational COMP360 psilocybin treatment or any of our future therapeutic candidates to other available treatments in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our treatments. Historically, drug products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our treatments is unavailable or limited in scope or amount, our revenue from sales and the potential profitability of our investigational COMP360 psilocybin treatment or any of our future therapeutic candidates in those countries would be negatively affected.
Moreover, increasing efforts by governmental and third-party payors in the EU, the U.S. and elsewhere to cap or reduce healthcare costs may cause such organizations to limit coverage and the level of reimbursement for newly approved treatments and, as a result, they may not cover or provide adequate payment for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific treatments. We expect to experience pricing pressures in connection with the sale of our investigational COMP360 psilocybin treatment or any future therapeutic candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new treatments.
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
The patent prosecution process is expensive, complex and time-consuming, and we and our current or future third party partners, licensors, licensees, or collaboration partners may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaboration partners will fail to identify patentable aspects of inventions made in the course of research, development or commercialization activities before it is too late to pursue patent protection on them. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not published until and unless granted. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly we cannot be certain that for any licensed patents or pending patent applications, the named applicant(s) were the first to make the inventions claimed in such patents or pending patent applications or that the named applicant(s) were the first to file for patent protection for such inventions.

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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. Even if patents do successfully issue and even if such patents cover COMP360 and any future therapeutic candidates, third parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation proceedings in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. For example, in December 2021, a third party filed two petitions requesting post grant review of two of our patents (U.S. Patent 10,947,257 and U.S. Patent 10,954,259) before the Patent Trial & Appeal Board of the U.S. Patent and Trademark Office, or the USPTO Board. On June 22, 2022, the USPTO Board issued decisions in both cases denying institution of post grant review on the merits of the arguments presented in each of the challenges. On July 22, 2022, the third-party challenger filed a request with the USPTO Board for rehearing of the USPTO Board’s decision, as well as a request for Precedential Opinion Panel on August 16, 2022 in each of the challenges. On February 10, 2023, the USPTO Board denied the request for Precedential Opinion Panel in each of the challenges. On May 23, 2023, the USPTO Board denied the requests for rehearing in each of the challenges. We cannot provide any assurances that we will successfully defend ourselves against any future patent challenges.
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

To protect our competitive position, we may from time to time need to resort to litigation in order to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. Enforcement of intellectual property rights is difficult, unpredictable and expensive, and many of our or our licensors’ or collaboration partners’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaboration partners can. Accordingly, despite our or our licensors’ or collaboration partners’ efforts, we or our licensors or collaboration partners may not prevent third parties from infringing upon, misappropriating or otherwise violating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the UK, EU and the U.S.. We may fail in enforcing our rights, in which case our competitors and other third parties may be permitted to use our treatments without payment to us.
In addition, litigation involving our patents carries the risk that one or more of our patents will be narrowed, held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize our treatments, and then compete directly with us, without payment to us.
If we were to initiate legal proceedings against a third party to enforce a patent covering one of our investigational treatments, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the U.S. or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (i.e., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover COMP360 or any future therapeutic candidates. For example, on July 22, 2022, a third-party challenger filed with the USPTO Board requests for rehearing of the USPTO Board’s decisions to deny institution of post-grant reviews of U.S. Patent 10,947,257 and U.S. Patent 10,954,259, and on August 16, 2022, the third-party challenger also filed requests for a Precedential Opinion Panel in each of the patents. On February 10, 2023, the USPTO Board denied the request for a Precedential Opinion Panel in each of the challenges. On May 23, 2023, the USPTO Board denied the requests for rehearing in each of the challenges. The outcome following legal assertions of invalidity and unenforceability during patent litigation or other proceedings is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on COMP360 or one or more of any future therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, and prospects. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the European Patent Office, the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The European Patent Office, the USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our collaboration partners to pay these fees due to the U.S. and comparable foreign patent agencies and take the necessary action to comply with such requirements with respect to our intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaboration partners fail to maintain the patents and patent applications covering our investigational treatments, third parties, including our competitors might be able to enter the market with similar or identical treatments or technologies, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation for extending the term of patents covering each of our investigational treatments, our business may be materially harmed.
In the U.S., if all maintenance fees are paid on time, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our investigational treatments, their manufacture, or use are obtained, once the patent life has expired, we may be open to competition from competitive treatments. Given the amount of time required for the development, testing and regulatory review of new investigational treatments, patents protecting such candidates and concomitant treatments might expire before or shortly after such candidates and concomitant treatments are commercialized.

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
Additionally, our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our treatments or elements thereof, our manufacture or uses relevant to our development plans, the targets of COMP360 or any future therapeutic candidates, or other attributes of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. In such cases, we may not be in a position to develop or commercialize such therapeutic candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, which may not be available on commercially reasonable terms or at all. In the event that a patent has not expired at the time of approval of such investigational treatments or therapeutic candidate and the patent owner were to bring an infringement action against us, we may have to argue that our investigational treatments or the manufacture or use of the underlying therapeutic substances do not infringe a valid claim of the patent in question. Alternatively, if we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would need to present clear and convincing evidence as to the invalidity of the patent’s claims. The same applies to other jurisdictions. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. In the event that a third party successfully asserts its patent against us such that such third party’s patent is found to be valid and enforceable and infringed by COMP360 or further therapeutic products, unless we obtain a license to such patent, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to commercialize COMP360 or further therapeutic products. Similarly, the targets for our investigational COMP360 psilocybin treatment have also been the subject of research by other companies, which have filed patent applications or have patents on aspects of the targets or their uses. There can be no assurance any such patents will not be asserted against us or that we will not need to seek licenses from such third parties. We may not be able to secure such licenses on acceptable terms, or at all, and any such litigation would be costly and time-consuming.
It is possible that we have failed, and in the future may fail, to identify relevant patents or applications that may be asserted against us. For example, certain U.S. applications filed after November 29, 2000 can remain confidential until and unless issued as patents, provided that inventions disclosed in the applications have not and will not be the subject of a corresponding application filed outside the U.S. In general, patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our treatments could have been filed by others without our knowledge. Furthermore, we operate in a highly competitive field, and given our limited resources, it is unreasonable to monitor all patent applications in the areas in which we are active. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our treatments or the use of our treatments.
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
Filing, prosecuting and defending patents on therapeutic candidates in all countries and jurisdictions throughout the world would be prohibitively expensive and our intellectual property rights in some countries outside of the UK and the U.S., could be less extensive than those in the UK and the U.S., assuming that rights are obtained in the UK and the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the UK and the U.S., or from selling treatments or importing drug substances made using our inventions in and into the UK and the U.S., or other jurisdictions. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national/regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant patent offices, while granted by others. It is also quite common that depending on the country, the scope of patent protection may vary for the same therapeutic candidate or technology.
Competitors may use our and our licensors’ or collaboration partners’ technologies in jurisdictions where we have not obtained patent protection to develop their own treatments and, further, may export otherwise infringing treatments to territories where we and our licensors or collaboration partners have patent protection, but enforcement is not as strong as that in the UK and the U.S. These treatments may compete with COMP360 or any future therapeutic candidates, and our and our licensors’ or collaboration partners’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the UK and the U.S., and companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions.
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
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. For example, our co-founders, George Goldsmith, who also served as our board chair, and Ekaterina Malievskaia stepped down from their executive roles effective December 31, 2022 and June 16, 2023, respectively, and stepped down from our board of directors effective March 29, 2024. David Norton, who has served as lead independent director on our board of directors, became interim chair. Following a global search for a permanent board chair, our board of directors appointed Gino Santini as our new board chair effective September 3, 2024. In addition, during 2024, Teri Loxam joined as our Chief Financial Officer, Michael Gold, MD, joined as our Chief Research and Development Officer and Lori Englebert joined as our Chief Commercial Officer. If we are not successful in managing these transitions or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
We are exposed to the risk that our employees, independent contractors, principal investigators, institutions and researchers of IISs, CROs, consultants, vendors, third-party treatment sites, therapists and collaboration partners may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless and negligent conduct or unauthorized activities that violate, among other things: (i) the regulations of the FDA, the EMA, the MHRA and other comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.
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

It is not always possible to identify and deter misconduct by employees and other third parties, including therapists who administer investigational COMP360 psilocybin treatment in our clinical trials, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
We face substantial competition and our competitors may discover, develop or commercialize treatments before or more successfully than us, which may result in the reduction or elimination of our commercial opportunities.
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25 mg in as a treatment for major depressive disorder, which is expected to enroll approximately 240 adult patients. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin, including Cybin Inc., and other psychedelic compounds to treat mental health illnesses, including TRD. In March 2024, Cybin announced the design of its Phase 3 clinical program for its deuterated psilocybin analog for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately 550 adult patients. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, such as major depressive disorder, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
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
We currently employ or are developing digital technologies to collect data, educate patients and therapists, collect digital phenotyping information, and harness artificial intelligence. We use certain internally developed digital technologies in the conduct of our clinical trials and we continuously maintain, evaluate and improve the performance, security and reliability. There can be no assurance that these digital technologies do not or will not have inaccuracies or errors. As with any digital technology, poor performance, unreliability or errors or inaccuracies may adversely impact the conduct of our clinical trials, our reputation and our plans to use digital technologies to complement our investigational treatments. We are expanding our research into digital technology to complement and augment our current or future investigational treatments, and may work with technology companies or other third parties to acquire or develop new technologies. Our efforts to develop or acquire these technologies will involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing on other key elements of our strategy. If our efforts to develop or acquire these digital technologies are unsuccessful, it may have a materially adverse impact on our business, future prospects and financial position.
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
Any public health crisis in the future may cause significant volatility in public equity markets and disruptions to the U.S. and global economies. Increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all. To the extent that any future public health crisis adversely affects our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.
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
•positive or negative developments in the regulatory approval process for psychedelic-based compounds developed by us, strategic partners or competitors;
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
•general economic, political, geopolitical and market conditions, including the recent fluctuations in inflation in the U.S., UK and Europe, and overall market volatility in the U.S. or the UK as a result of, among other factors, macroeconomic conditions and the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East, or similar events; and
•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $5.01 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through July 29, 2024. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
The number of shares registered for sale by certain selling stockholders is significant in relation to the number of our outstanding ordinary shares.
We have filed a registration statement to register 40,089,163 ADSs, representing 40,089,163 ordinary shares offered for sale into the public market by the selling securityholders named in the registration statement. The registration statement covers (i) 16,076,750 ADSs, representing 16,076,750 ordinary shares, originally issued in the PIPE, which may be resold in the public market immediately without restriction, (ii) 7,935,663 ADSs, representing 7,935,663 ordinary shares, pursuant to ATAI’s demand registration notice on July 26, 2023 and (iii) up to an additional 16,076,750 ADSs, representing 16,076,750 ordinary shares, which may be resold in the public market without restriction following the exercise in total of the PIPE Warrants. These shares represent a large number of our ADSs, and if a large part or all of such shares are sold in the market all at once or at about the same time, that could depress the market price of our ADSs and could also affect our ability to raise additional equity capital.

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
Based upon our ordinary shares outstanding as of June 30, 2024, our executive officers, directors, and certain significant shareholders and their affiliates beneficially own approximately 29.4% of our ordinary shares and ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
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

Holders of our ADSs do not have the same voting rights as the holders of our ordinary shares, and may not receive voting materials or any other documents that would need to be provided to our shareholders pursuant to English corporate law, including the UK Companies Act 2006, or Companies Act 2006, in time to be able to exercise their right to vote.
Except as described in the deposit agreement, holders of the ADSs are not be able to exercise voting rights attached to the ordinary shares represented by the ADSs. The deposit agreement provides that, upon receipt of notice of any meeting of holders of our ordinary shares, the depositary will fix a record date for the determination of ADS holders who shall be entitled to give instructions for the exercise of voting rights. Upon our request, the depositary shall distribute to the holders as of the record date (i) the notice of the meeting or solicitation of consent or proxy sent by us and (ii) a statement as to the manner in which instructions may be given by the holders. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs.
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
Many members of our senior management and certain members of our board of directors are non-residents of the U.S., and all or a substantial portion of our assets and the assets of such persons are located outside the U.S. As a result, it may not be possible to serve process on such persons or us in the U.S. or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the U.S. federal securities laws.
The U.S. and the UK do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the U.S., whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the UK. In addition, uncertainty exists as to whether the courts of England and Wales would entertain original actions brought in the UK against us or our directors or senior management predicated upon securities laws of the U.S. or any state in the U.S. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decisions. If the courts of England and Wales give a judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the courts of England and Wales discretion to prescribe the manner of enforcement.
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
If this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the deposit agreement with a jury trial. If we or the depositary opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which govern the deposit agreement, by a federal or state court in the City of New York, which has non-exclusive jurisdiction over matters arising under the deposit agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that this is the case with respect to the deposit agreement and our ADSs. It is advisable that you consult legal counsel regarding the jury waiver provision before entering into the deposit agreement.
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
Our articles of association, or Articles, provide that the courts of England and Wales are the exclusive forum for the resolution of all shareholder complaints other than complaints asserting a cause of action arising under the Securities Act or the Exchange Act, and that the U.S. District Court for the Southern District of New York is the exclusive forum for the resolution of any shareholder complaint asserting a cause of action arising under the Securities Act or the Exchange Act.
Our Articles provide that, unless we consent by ordinary resolution to the selection of an alternative forum, the courts of England and Wales shall, to the fullest extent permitted by law, be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us; (c) any action or proceeding asserting a claim arising out of any provision of the Companies Act 2006 or our Articles (as may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs, or the England and Wales Forum Provision. The England and Wales Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Our Articles further provide that unless we consent by ordinary resolution to the selection of an alternative forum, the U.S. District Court for the Southern District of New York is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act, or the U.S. Federal Forum Provision. In addition, our Articles provide that any person or entity purchasing or otherwise acquiring any interest in our shares is deemed to have notice of and consented to the England and Wales Forum Provision and the U.S. Federal Forum Provision; provided, however, that our shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The England and Wales Forum Provision and the U.S. Federal Forum Provision in our Articles may impose additional litigation costs on our shareholders in pursuing any such claims. Additionally, the forum selection clauses in our Articles may limit the ability of our shareholders to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts, including the courts of England and Wales and other courts within the U.S., will enforce our U.S. Federal Forum Provision. If the U.S. Federal Forum Provision is found to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition. The U.S. Federal Forum Provision may also impose additional litigation costs on our shareholders who assert that the provision is not enforceable or invalid. The courts of England and Wales and the U.S. District Court for the Southern District of New York may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.
Our classification as a passive foreign investment company in any period would result in adverse U.S. federal income tax consequences to U.S. holders.
Under the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder (as defined in the section entitled “U.S. Federal Income Tax Considerations for U.S. holders” in Part II, Item 9B. “Other Information” in our Annual Report on Form 10-K for the year ended December 31, 2023) holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. Based on the current and expected composition of our income and assets and the value of our assets, we believe that we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2023. However, no assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.

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
As an English domiciled public company listed in the U.S., we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on foreign reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors, management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.
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
You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under the laws of England and Wales, conduct most of our operations outside the U.S. and many members of our senior management and certain members of our board of directors reside outside the U.S.
We are incorporated and have our registered office in, and are currently existing under the laws of, England and Wales. In addition, most of our tangible assets are located, and many members of our senior management and certain of our directors reside, outside of the U.S. As a result, it may not be possible to serve process within the U.S. on certain directors or us or to enforce judgments obtained in U.S. courts against such directors or us based on civil liability provisions of the securities laws of the U.S. As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.
The U.S. and the UK do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the U.S., whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the UK. In addition, uncertainty exists as to whether courts of England and Wales would entertain original actions brought in England and Wales against us or our directors or senior management predicated upon the securities laws of the U.S. or any state in the U.S. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met.
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
English law provides that a board of directors may only allot shares (or grant rights to subscribe for or to convert any security into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and being valid for a maximum period of five years, each as specified in the articles of association or relevant ordinary resolution passed by shareholders at a general meeting. Such authority from our shareholders to allot additional shares for a period of five years from May 9, 2024 was included in the ordinary resolution passed by our shareholders on May 9, 2024, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, but not longer than the duration of the authority to allot shares to which this disapplication relates or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Such authority from our shareholders to disapply preemptive rights for a period of five years was included in the special resolution passed by our shareholders on May 9, 2024, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
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
Due to the international scope of our operations, our assets, earnings, expenses and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the Pound Sterling and the Euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the U.S. dollar (except that the functional currency of our UK subsidiary is the Pound Sterling) and the majority of our operating expenses are paid in both Pound Sterling and U.S. dollars. We also regularly acquire services, consumables and materials in U.S. dollars, Pound Sterling and the Euro. Further potential future revenue may be derived from abroad, particularly from the U.S. As a result, our business and the price of our ADSs has been affected and may in the future be affected by fluctuations in foreign exchange rates between the Pound Sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our condensed consolidated financial statements for a description of foreign exchange risks.

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

Our results of operations have in the past and could in the future be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the U.S. and UK, have been affected from time to time by economic downturns or recessions, government shutdowns, supply chain constraints, heightened and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine or Gaza and Israel, the ongoing conflicts and any further escalation of geopolitical tensions related to these conflicts, including the imposition of sanctions by the U.S. and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates, increased probability of a recession and increased volatility in financial markets. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.
A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency for our wholly-owned UK operating subsidiary is the

Pound Sterling, and we report our financial results in U.S. dollars. For example, inflation rates, particularly in the U.S., have seen increased levels for a sustained period of time compared to recent history. Elevated inflation may result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and geopolitics, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, heightened and fluctuating interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, the turmoil in the banking system, such as the turmoil seen in early 2023 with the appointment of the FDIC as a receiver for several U.S. banks, may increase market volatility. Due to these and other macroeconomic factors, many observers believe there is a risk of a recession occurring in the U.S., and perhaps in other major global economies. These developments may adversely affect our business, financial condition and results of operations.

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
As is the case with other companies in our industry, our success is heavily dependent on our intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve technological and legal complexity. Therefore, obtaining and enforcing patents for therapeutics is costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For example, the America Invents Act, or the AIA, enacted in the U.S. in 2012 and 2013, has resulted in significant changes to the U.S. patent system.
Prior to the enactment of the AIA, assuming that other requirements for patentability are met, the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 16, 2013, under the AIA, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention regardless of whether a third party was the first to invent the claimed invention. On or after that date, a third party that files a patent application in the USPTO before us could be awarded a patent covering an invention of ours even if we made the invention before the third party. The AIA will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.
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

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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

•workforce uncertainty in countries where labor unrest is more common than in the U.S., UK and European Union;

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1 to April 30, 2024	—	—	—	—
May 1 to May 31, 2024	211.00	$8.48	—	—
June 1 to June 30, 2024	—	—	—	—
Three Months Ended June 30, 2024	211.00	$8.48	—	—
(a) Represents ordinary shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement	Form F-6EF	333-279431	99.(A)	5/15/2024
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

COMPASS PATHWAYS PLC

Date:	August 1, 2024	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2024	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)