Form 10-Q
period 2024-09-30
COMPASS Pathways plc
filed 2024-10-31
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

The registrant had 68,420,818 shares of common stock outstanding as of October 28, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-Q are based upon information available to our management as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress and results of our Phase 3 program for treatment-resistant depression, or TRD, and our other clinical trials of investigational COMP360 psilocybin treatment, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, our expectations regarding discussions with the Food and Drug Administration, or FDA, regarding our trial design and protocols, and our expectations regarding the periods during which the results of our clinical trials will become available;
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
•our ability to identify new indications for COMP360 beyond our current primary focus on TRD and post-traumatic stress disorder, or PTSD;
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
•our ability to identify, maintain, utilize, acquire or purchase digital technologies to enhance the administration of our investigational COMP360 psilocybin treatment in the conduct of our clinical trials;
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
•our ability to realize the expected benefits of the strategic reorganization authorized on October 28, 2024, or the strategic reorganization;
•our ability to meet milestones to draw down additional amounts in accordance with the terms of our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, and our ability to comply with the operating and financial covenants, including the minimum cash covenant, in our Loan Agreement;
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
You should not rely upon forward-looking statements as predictions of future events, which speak only as of the date made. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Except as otherwise required by law, we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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
•We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin treatment. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, including instability in the banking system, heightened and fluctuating interest rates and inflation, fluctuations in foreign exchange rates and the risk of credit-rating downgrades and economic slowdown or recession in the U.S. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves;
•Raising additional capital through the sale of equity or convertible securities, including through the exercise of the PIPE Warrants, may cause significant dilution to holders of our ordinary shares and ADSs, and raising additional capital through debt financings, strategic partnerships, collaborations, or other means may restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates;
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
•COMP360 contains controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding COMP360, in particular, and psilocybin-based treatments, in general, or our future investigational treatments using psilocybin may negatively influence the success of these treatments;
•Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. We have experienced delays in recruitment for our clinical trials of COMP360 psilocybin treatment and if we experience additional delays in the future for our clinical trials of COMP360 psilocybin treatment or any future therapeutic candidates, we or our future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates on a timely basis or at all, which will adversely affect our business;
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
•We may not realize the expected benefits of the strategic reorganization and the strategic reorganization may affect employee morale and subject us to additional risk that we might not be able to execute on our strategic plans which may have an adverse effect on our business, financial condition, and operating results;

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
•We currently rely on specially trained, qualified therapists working at third-party clinical trial sites to administer our investigational COMP360 psilocybin treatment in our clinical trials and we expect this to continue upon approval, if any, of COMP360 or any future psychedelic-based drug candidates. If third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed;
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
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Economic uncertainty and worsening or deteriorating global economic conditions and volatile financial market conditions in the U.S. or the UK, as a result of, among other factors, heightened and fluctuating inflation and interest rates, the risk of economic slowdown or recession, instability in the banking system, the upcoming presidential election in the U.S. and the ongoing war between Russia and Ukraine, the Israel-Hamas war and escalating conflict in the Middle East or similar events, may materially and adversely affect our business, including our ability to raise capital and our financial results;
•A pandemic, epidemic, or outbreak of an infectious disease or other public health crises may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,953	$220,198
Restricted cash	389	440
Prepaid expenses and other current assets	26,319	40,658
Total current assets	233,661	261,296
NON-CURRENT ASSETS:
Operating lease right-of-use assets	2,745	4,306
Deferred tax assets	4,414	3,336
Long-term prepaid expenses and other assets	6,518	7,049
Total assets	$247,338	$275,987
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,233	$5,892
Accrued expenses and other liabilities	13,522	11,301
Debt, current portion	2,156	—
Operating lease liabilities - current	2,300	2,411
Total current liabilities	26,211	19,604
NON-CURRENT LIABILITIES
Debt, non-current portion	27,638	28,757
Operating lease liabilities - non-current	459	1,882
Total liabilities	$54,308	$50,243
Commitments and contingencies (Note 8)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 68,409,068 and 61,943,471 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023, respectively	699	635
Additional paid-in capital	700,273	621,645
Accumulated other comprehensive loss	(16,542)	(16,926)
Accumulated deficit	(491,400)	(379,610)
Total shareholders' equity	193,030	225,744
Total liabilities and shareholders' equity	$247,338	$275,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES:
Research and development	$32,928	$21,526	$86,898	$60,379
General and administrative	14,968	12,536	42,893	38,135
Total operating expenses	47,896	34,062	129,791	98,514
Loss from operations:	(47,896)	(34,062)	(129,791)	(98,514)
OTHER INCOME (EXPENSE), NET:
Benefit from R&D tax credit	4,084	2,685	10,894	9,521
Interest income	1,977	1,015	6,645	2,357
Interest expense	(1,137)	(1,080)	(3,347)	(1,080)
Foreign exchange gains (losses)	4,452	(1,997)	3,894	2,064
Other income	191	112	486	106
Total other income, net	9,567	735	18,572	12,968
Loss before income taxes	(38,329)	(33,327)	(111,219)	(85,546)
Income tax expense	(173)	(62)	(571)	(386)
Net loss	$(38,502)	$(33,389)	$(111,790)	$(85,932)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.56)	$(0.67)	$(1.67)	$(1.81)
Weighted average ordinary shares outstanding—basic and diluted	68,395,343	49,633,104	67,001,326	47,355,992

Net loss	$(38,502)	$(33,389)	$(111,790)	$(85,932)
Other comprehensive gain (loss):
Foreign exchange translation adjustment	339	(738)	384	(599)
Comprehensive loss	$(38,163)	$(34,127)	$(111,406)	$(86,531)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	42,631,794	$440	1	$28	$458,825	$(16,867)	$(261,146)	$181,280
Exercise of share options	3,790	—	—	—	—	—	—	—
Issuance of ordinary shares under ATM facility, net of issuance costs	113,420	1	—	—	1,187	—	—	1,188
Issuance of ordinary shares to settle vested restricted stock units	30,481	1.00	—	—	(1)	—	—	—
Shares tendered for withholding taxes	—	—	—	—	(109)	—	—	(109)
Share-based compensation expense	—	—	—	—	4,071	—	—	4,071
Unrealized loss on foreign currency translation	—	—	—	—	—	(578)	—	(578)
Net loss	—	—	—	—	—	—	(24,208)	(24,208)
Balance at March 31, 2023	42,779,485	$442	1	$28	$463,973	$(17,445)	$(285,354)	$161,644
Exercise of share options	125,079	1	—	—	—	—	—	1
Issuance of ordinary shares under ATM facility, net of issuance costs	2,824,202	28	—	—	26,904	—	—	26,932
Issuance of ordinary shares under employee share purchase plan	23,843	—	—	—	189	—	—	189
Cancellation of deferred share	—	—	(1)	(28)	28	—	—	—
Issuance of warrants to purchase ordinary shares	—	—	—	—	687	—	—	687
Issuance of ordinary shares to settle vested restricted stock units	7,641	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	4,561	—	—	4,561
Unrealized gain on foreign currency translation	—	—	—	—	—	717	—	717
Net loss	—	—	—	—	—	—	(28,335)	(28,335)
Balance at June 30, 2023	45,760,250	$471	—	$—	$496,342	$(16,728)	$(313,689)	$166,396
Exercise of share options	33,691	—	—	—	—	—	—	—
Issuance of ordinary shares under PIPE offering, net of issuance costs	16,076,750	163	—	—	116,452	—	—	116,615
Issuance of ordinary shares to settle vested restricted stock units	14,094	—	—	—	—	—	—	—
Shares tendered for withholding taxes	—	—	—	—	(76)	—	—	(76)
Share-based compensation expense	—	—	—	—	4,447	—	—	4,447
Unrealized loss on foreign currency translation	—	—	—	—	—	(738)	—	(738)
Net loss	—	—	—	—	—	—	(33,389)	(33,389)
Balance at September 30, 2023	61,884,785	$634	—	$—	$617,165	$(17,466)	$(347,078)	$253,255

	ORDINARY SHARES £0.008		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	61,943,471	$635	—	$—	$621,645	$(16,926)	$(379,610)	$225,744
Exercise of share options	86,510	1	—	—	219	—	—	220
Issuance of ordinary shares under ATM facility, net of issuance costs	2,509,798	25	—	—	26,194	—	—	26,219
Issuance of ordinary shares to settle vested restricted stock units	50,705	—	—	—	—	—	—	—
Issuance of ordinary shares to settle warrants exercised	3,752,050	38	—	—	37,220	—	—	37,258
Shares tendered for withholding taxes	—	—	—	—	(185)	—	—	(185)
Share-based compensation expense	—	—	—	—	5,129	—	—	5,129
Unrealized loss on foreign currency translation	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(35,187)	(35,187)
Balance at March 31, 2024	68,342,534	$699	—	$—	$690,222	$(16,962)	$(414,797)	$259,162
Exercise of share options	3,845	—	—	—	—	—	—	—
Issuance of ordinary shares to settle vested restricted stock units	4,438	—	—	—	—	—	—	—
Issuance of ordinary shares under employee share purchase plan	36,652	—	—	—	210	—	—	210
Share-based compensation expense	—	—	—	—	4,921	—	—	4,921
Unrealized gain on foreign currency translation	—	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	—	(38,101)	(38,101)
Balance at June 30, 2024	68,387,469	$699	—	$—	$695,353	$(16,881)	$(452,898)	$226,273
Exercise of share options	13,083	—	—	—	—	—	—	—
Issuance of ordinary shares to settle vested restricted stock units	8,516	—	—	—	—	—	—	—
Shares tendered for withholding taxes	—	—	—	—	(53)	—	—	(53)
Share-based compensation expense	—	—	—	—	4,973	—	—	4,973
Unrealized gain on foreign currency translation	—	—	—	—	—	339	—	339
Net loss	—	—	—	—	—	—	(38,502)	(38,502)
Balance at September 30, 2024	68,409,068	$699	—	$—	$700,273	$(16,542)	$(491,400)	$193,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Nine Months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,790)	$(85,932)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	183	344
Non-cash interest	1,037	310
Loss on disposal of property and equipment	—	40
Non-cash (gain) on foreign currency remeasurement	(802)	(1,820)
Non-cash share-based compensation	15,023	13,079
Non-cash lease expenses	1,687	1,494
Changes in operating assets and liabilities
Prepaid expenses and other current assets	14,479	12,433
Deferred and prepaid tax assets	46	(1,035)
Long-term prepaid expenses and other assets	643	(5,825)
Operating lease liabilities	(1,659)	(1,428)
Accounts payable	1,947	(567)
Accrued expenses and other liabilities	1,777	(687)
Net cash used in operating activities	(77,429)	(69,594)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(66)
Proceeds from disposal of property and equipment	—	2
Net cash used in investing activities	—	(64)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	26,219	144,976
Proceeds from the exercise of warrants	37,258	—
Proceeds from issuance of shares under the employee share purchase plan	210	189
Payments of withholding tax on stock award	(238)	(185)
Net proceeds from issuance of long term debt	—	29,585
Payment of issuance cost of long term debt	—	(778)
Proceeds from exercise of share options	220	2
Net cash provided by financing activities	63,669	173,789
Effect of exchange rate changes on cash, cash equivalents and restricted cash	464	857
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,296)	104,988
Cash, cash equivalents and restricted cash, beginning of the period	220,638	143,381
Cash, cash equivalents and restricted cash, end of the period	$207,342	$248,369

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Nine Months ended September 30,
	2024	2023
Cash and cash equivalents	$206,953	$248,038
Restricted cash	389	331
Total cash, cash equivalents and restricted cash	$207,342	$248,369

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
The Company has funded its operations with proceeds from the sale of its ordinary shares, American Depository Shares, or ADSs, including in its offerings pursuant to its at-the-market, or ATM, offering program, proceeds from a loan agreement with Hercules Capital, Inc., and proceeds from a private placement transaction, or the PIPE. The Company is party to a Sales Agreement for its ATM offering program, dated October 8, 2021, with TD Securities (USA) LLC, or TD Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through TD Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Since the establishment of the ATM offering program, through September 30, 2024, the Company sold 5,491,836 ADSs under the ATM offering program, resulting in $54.8 million in net proceeds. During the three months ended September 30, 2024, the Company did not sell any ADSs under the ATM offering program. On June 30, 2023, the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through September 30, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. The Company will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.
The Company has incurred recurring losses since its inception, including net losses of $111.8 million and $85.9 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024, the Company had an accumulated deficit of $491.4 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of September 30, 2024 of $207.0 million will be sufficient to fund its operating expenses and capital expenditure requirements into 2026. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, the Israel-Hamas war and escalating conflict in the Middle East, heightened and fluctuating inflation and interest rates and the related impact on U.S., UK and global economies, instability in the banking system, the risk of economic slowdown or recession in the U.S., volatility due to the upcoming U.S. presidential election or other factors could adversely impact the Company’s operations, financial results and ability to raise additional funding.
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
The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 29, 2024. The condensed consolidated balance sheet at December 31, 2023, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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

3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
U.K. R&D tax credit	$11,422	$27,877
Prepaid research and development	10,114	6,826
VAT recoverable	1,592	1,052
Prepaid income tax	1,123	1,123
Prepaid insurance premium	289	1,885
Other current assets	1,779	1,895
	$26,319	$40,658
During the three months ended September 30, 2024, the Company received $13.6 million from the UK government for the 2023 R&D tax credit.
4. Debt
On June 30, 2023, the Company entered into a Loan Agreement with Hercules, which was subsequently amended on October 31, 2024, the “Loan Agreement”, provides for aggregate maximum borrowings of up to $50.0 million, consisting of (i) a term loan of $30.0 million, which was funded on June 30, 2023, (ii) subject to the Company achieving certain performance milestones and available until June 30, 2025, an additional term loan of $10.0 million, and (iii) subject to the approval of Hercules’ investment committee in its sole discretion, and available during the interest-only period, an additional term loan of $10.0 million.
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
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charge are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 15.8% as of September 30, 2024.
The Company issued warrants to Hercules to purchase the Company’s Ordinary Shares equal to the quotient derived by dividing (i) the amount equal to (a) 2.5% times (b) the aggregate principal amount of term loan advances made and funded under the Loan Agreement by (ii) the exercise price of the warrants.

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash starting July 1, 2024. If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of September 30, 2024.

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Term loan payable	$30,000	$30,000
End of term charge	1,425	1,425
Future principal payments and end of term charge	$31,425	$31,425
PIK interest payable	540	216
Unamortized debt issuance costs	(2,171)	(2,884)
Carrying value of long-term debt	$29,794	$28,757
Less: current portion	$(2,156)	$—
Non-current portion	$27,638	$28,757
Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2024	—
December 31, 2025	6,572
December 31, 2026	14,166
December 31, 2027	10,687
Total	$31,425
Interest expense associated with the Loan Agreement for the nine months ended September 30, 2024 and 2023 was $3.3 million and $1.1 million, respectively.
5. Shareholders’ Equity
At-The-Market Facility
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through TD Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Since the establishment of the ATM offering program, through September 30, 2024, the Company sold 5,491,836 ADSs, resulting in $54.8 million in net proceeds.
Warrants
On June 30, 2023, the Company entered into a Warrant Agreement with Hercules, which provides Hercules with the right to purchase a number of the Company’s Ordinary Shares, refer to Note 4 (Debt) for further details. Upon receipt of each term loan, the Warrant will automatically become exercisable and will expire in 10 years (on June 30, 2033). On June 30, 2023, with the receipt of the first term loan, 94,222 shares became exercisable to Hercules with a fair market value of $0.7 million.

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share. The PIPE Warrants have an exercise price of $9.93 per ADS. The PIPE Warrants became exercisable for a three year period beginning in February 2024. Through September 30, 2024, PIPE Warrants were exercised for 3,752,050 ADSs, resulting in $37.3 million in exercise proceeds.
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

Options granted under the 2017 Plan typically vest over a three or four-year service period with 33.3% and 25% respectively, of the award vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years. Options granted under the 2017 Plan generally expire 10 years from the date of grant. Restricted share units granted under the 2017 Plan typically vest over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and quarterly thereafter.
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
As of September 30, 2024, the Company was authorized to issue a total of 1,355,946 ordinary shares underlying outstanding options granted under the 2017 Plan prior to our initial public offering, or IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in the Company’s capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 7,938,129 shares as of September 30, 2024, of which 348,263 shares remained available for future grant.
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
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	2,661	2,303	7,921	6,745
General and administrative	2,312	2,144	7,102	6,334
Total share based compensation expense	$4,973	$4,447	$15,023	$13,079
7. Net Loss Per Share
The Company computes basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding. The Company computes diluted net loss per common share by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents then outstanding during the period. The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the nine months ended September 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2024	2023
Unvested restricted share units	702,183	367,692
Share options	8,718,938	6,954,760
Warrants	12,418,922	16,170,972
	21,840,043	23,493,424
8. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of September 30, 2024 or December 31, 2023.
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
At the beginning of 2023, we commenced our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. This trial is designed to replicate the treatment response seen in our Phase 2b trial (n=233). We expect to report top-line data in the second quarter of 2025.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase treatment responders and whether a second dose can improve responses observed in our Phase 2b trial and to explore the potential for a meaningful treatment response from repeat administration of COMP360 10mg. We expect to report top-line data by the second half of 2026.

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
Beyond TRD, in May 2024, we completed and announced top-line data from our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment, administered with psychological support, in people with PTSD, as a result of trauma experienced as adults. In line with the study design, the study enrolled twenty-two participants and participants were monitored for a 12-week period post dosing. In addition, we recently closed enrollment in our Phase 2 trial in anorexia nervosa and have enrolled 32 patients in the study. We expect to report data from this study in 2025.
Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations primarily with proceeds from the sale of our ordinary shares, ADSs, including in our offerings pursuant to our at-the-market, or ATM, offering program, proceeds from a loan agreement with Hercules, or the Hercules Loan Agreement, and proceeds from a private placement transaction, or the PIPE. We are party to a Sales Agreement for our ATM offering program, dated October 8, 2021, with TD Securities (USA) LLC, or TD Cowen, under which we may issue and sell from time to time up to $150.0 million of our ADSs, each representing one ordinary share, through TD Cowen, as the sales agent. Sales of our ADSs, if any, will be made at market prices. Since the establishment of the ATM offering program, through September 30, 2024, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. During the three months ended September 30, 2024, we did not sell any ADSs under the ATM offering program. On June 30, 2023, we entered into the Hercules Loan Agreement, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through September 30, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.
We have incurred recurring losses since our inception, including net losses of $111.8 million and $85.9 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024, we had an accumulated deficit of $491.4 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate. In addition, although our non-COMP360 preclinical efforts will be stopped in connection with the strategic reorganization, our spending in the future may increase if we choose to expand into additional indications or initiate the development for different therapeutic candidates.
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
As of September 30, 2024, we had cash and cash equivalents of $207.0 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
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
A change in the outcome of any of these variables, amongst others, with respect to the development of our investigational COMP360 psilocybin treatment in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our investigational COMP360 psilocybin treatment. For example, if the FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare products Regulatory Agency, or MHRA, or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience additional significant delays in enrollment in any of our planned clinical trials, we could be required to commit significant additional financial resources and time on the completion of clinical development of that therapeutic candidate.
General and Administrative
We anticipate we will continue to incur significant accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company. In the short-term, we expect reduced personnel expenses as a result of the planned reorganization that we expect to undertake in the fourth quarter of 2024. However, in the long-term, we anticipate future increases in both personnel and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.
Other Income, Net
Benefit from Research and Development Tax Credit
Benefit from R&D tax credit consists of the R&D tax credit received in the UK, which is recorded within other income, net. As a company that carries out extensive research and development activities, we seek to benefit from the Small and Medium sized Enterprise, or SME, Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs incurred as part of research projects for which we do not receive income.
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the nine-months ended September 30, 2024 and 2023. We expect such elements to be eligible for R&D incentives in the future although there may be some limitations on expenditure on activities undertaken outside the UK.
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
During the nine-months ended September 30, 2024 and 2023, we recorded a tax provision of $0.6 million and $0.4 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.
Results of Operations
Comparison For The Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
OPERATING EXPENSES:
Research and development	$32,928	$21,526	$11,402	$86,898	$60,379	$26,519
General and administrative	14,968	12,536	2,432	42,893	38,135	4,758
Total operating expenses	47,896	34,062	13,834	129,791	98,514	31,277
LOSS FROM OPERATIONS	(47,896)	(34,062)	(13,834)	(129,791)	(98,514)	(31,277)
OTHER INCOME, NET:
Benefit from R&D tax credit	4,084	2,685	1,399	10,894	9,521	1,373
Foreign exchange gains (losses)	4,452	(1,997)	6,449	3,894	2,064	1,830
Interest income	1,977	1,015	962	6,645	2,357	4,288
Interest expense	(1,137)	(1,080)	(57)	(3,347)	(1,080)	(2,267)
Other income	191	112	79	486	106	380
Total other income, net	9,567	735	8,832	18,572	12,968	5,604
Loss before income taxes	(38,329)	(33,327)	(5,002)	(111,219)	(85,546)	(25,673)
Income tax expense	(173)	(62)	(111)	(571)	(386)	(185)
Net loss	$(38,502)	$(33,389)	$(5,113)	$(111,790)	$(85,932)	$(25,858)

Research and Development

Research and development expenses consist of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Development expenses	$22,647	$11,933	$10,714	$54,628	$32,540	$22,088
Personnel expenses	6,409	5,634	775	19,893	16,997	2,896
Non-cash share-based compensation expense	2,661	2,303	358	7,921	6,745	1,176
Other expenses	1,211	1,656	(445)	4,456	4,097	359
Total research and development expenses	$32,928	$21,526	$11,402	$86,898	$60,379	$26,519

For the three and nine months ended September 30, 2024, the increases in research and development expenses, as compared to the same periods in 2023, were primarily attributable to the following:
•an increase in development expenses associated with advancing our late-stage COMP360 clinical trials;
•an increase in personnel expenses as a result of increased staffing levels supporting the expansion of our research and development teams; and
•an increase in non-cash share based compensation expense primarily due to the accounting for certain equity-based awards.
We expect research and development costs to continue to increase substantially through completion of our Phase 3 program for COMP360 psilocybin therapy in TRD.
General and Administrative
General and administrative expenses consist of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Personnel expenses	$5,169	$4,205	$964	$16,325	$14,219	$2,106
Legal and professional fees	4,393	2,275	2,118	10,143	7,726	2,417
Facilities and other expenses	3,093	3,912	(819)	9,322	9,856	(534)
Non-cash share-based compensation expense	2,313	2,144	169	7,103	6,334	769
Total general and administrative expenses	$14,968	$12,536	$2,432	$42,893	$38,135	$4,758
For the three and nine months ended September 30, 2024 the increase in general and administrative expenses, as compared to the same periods in 2023, was primarily attributable to the following:
•an increase in personnel expenses as a result of increased staffing levels supporting our corporate functions;
•an increase in legal and professional fees, primarily related to expenses associated with consulting, legal advice and patent applications.
•an increase in non-cash share-based compensation expense, primarily due to the accounting for certain equity-based awards.
Offset by:
•a decrease in facilities and other expenses, primarily due to a decrease in banking fees.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development activities.

Other Income, Net
Other income, net consists of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Benefit from R&D tax credit	$4,084	$2,685	$1,399	$10,894	$9,521	$1,373
Foreign exchange gains (losses)	4,452	(1,997)	6,449	3,894	2,064	1,830
Interest income	1,977	1,015	962	6,645	2,357	4,288
Interest expense	(1,137)	(1,080)	(57)	(3,347)	(1,080)	(2,267)
Other income	191	112	79	486	106	380
Total other income, net	$9,567	$735	$8,832	$18,572	$12,968	$5,604
For the three and nine months ended September 30, 2024, the increase in other income, net, as compared to the same periods in 2023, was primarily attributable to the following:
•an increase in the benefit from R&D tax credit due to higher R&D expenditures partially offset by a reduction in the tax relief rates;
•an increase in interest income primarily due to higher interest rates earned on our cash deposits; and
•an increase due to foreign exchange gains following remeasurement of foreign currency denominated assets and liabilities.
Offset by:
•an increase in interest expense related to the Loan Agreement with Hercules entered into on June 30, 2023, as well as the payment-in-kind (PIK) interest on the loan.
Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have primarily funded our operations with proceeds from the sale of our ordinary shares, ADSs, including our ATM offering program, proceeds from the Hercules Loan Agreement, and proceeds from the PIPE. The ATM offering program allows us to issue and sell from time to time up to $150.0 million of our ADSs. Since the establishment of the ATM offering program, through September 30, 2024, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. During the three months ended September 30, 2024, we did not sell any ADSs under the ATM offering program. The Hercules Loan Agreement provided for aggregate maximum borrowings of up to $50.0 million, of which we have funded $30.0 million. Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. Through September 30, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating lease, and debt obligations under our Loan Agreement with Hercules described in the footnotes to our condensed consolidated financial statements.

Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(77,429)	$(69,594)	$(7,835)
Net cash used in investing activities	—	(64)	64
Net cash provided by financing activities	63,669	173,789	(110,120)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	464	857	(393)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,296)	$104,988	$(118,284)

    Net Cash Used in Operating Activities
Net cash used in operating activities increased during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a 26.5 million increase in our net loss which was offset by favorable working capital related activities of $14.3 million, primarily attributable to the timing of $28.2 million cash received in 2024 relating to the 2022 and 2023 R&D tax credit, as well as an increase of $4.5 million of non-cash adjustments.
Net Cash Used in Investing Activities
Net cash used in investing activities remained consistent during the nine months ended September 30, 2024, compared to the same period in 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased during the nine months ended September 30, 2024, compared to the same period in 2023, primarily related to net proceeds from the issuance of ordinary shares through our ATM facility of $26.2 million and proceeds from the issuance of ordinary shares to settle warrants exercised of $37.3 million. Net cash provided by financing activities during the nine months ended September 30, 2023, primarily consisted of net proceeds from the issuance of ordinary shares through our ATM facility of $28.1 million, net proceeds from the issuance of long-term debt of $29.6 million, and net proceeds from the issuance of shares under our PIPE offering of $116.9 million.
Funding Requirements
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we continue to advance our Phase 3 program of COMP360 in TRD and clinical and preclinical activities supporting studies and related preparatory work for an NDA filing, as well as manufacturing activities and commercial preparedness activities. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expenses will also increase as we:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and related preparatory work for the NDA filing;
•continue the training of qualified therapists and other healthcare professionals to deliver our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
•service our outstanding indebtedness;
•may in the future resume and pursue research and development programs for our other preclinical stage therapeutic candidates and discovery-stage programs;
•may in the future invest in future discovery efforts and/or develop additional therapeutic candidates;

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
•pursue necessary scheduling-related decisions by the U.S. Drug Enforcement Administration, or the DEA, and various state governments to enable us to commercialize any therapeutic candidates containing controlled substances for which we may obtain regulatory approval, including COMP360;
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
As of September 30, 2024, we had cash and cash equivalents of $207.0 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD, and clinical and preclinical supporting studies and related preparatory work for the NDA filing;
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
•the number of potential new therapeutic candidates we may choose to pursue and identify in the future and decide to develop, either internally through our research and development efforts or externally through acquisitions, licensing or other collaboration agreements;

•the costs involved in growing our organization in the long-term to the size needed to prepare for the potential commercialization of our investigational COMP360 psilocybin treatment and future therapeutic candidates, including increases to personnel costs;
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
•the costs of developing, testing and deploying digital technology solutions or paying a third-party to provide such digital technology solutions to improve the patient experience and therapeutic process via third-party vendors or internally;
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
Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes in our significant accounting policies or critical accounting estimates during the first nine months of 2024. For a complete discussion, see the “Critical Accounting Policies and Significant Judgments and

Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended December 31, 2023, which we filed with the SEC on February 29, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PAGE

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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $118.5 million for the year ended December 31, 2023 and $111.8 million for the nine-months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $491.4 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and related preparatory work for the NDA filing;
•continue the training of qualified therapists and other healthcare professionals to deliver our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
•service our outstanding indebtedness;
•may in the future resume and pursue research and development programs for our other preclinical stage therapeutic candidates and discovery-stage programs;
•may in the future invest in our future discovery efforts and/or develop additional therapeutic candidates;
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

PAGE

•seek regulatory approvals for any future therapeutic candidates that successfully complete clinical trials;
•experience heightened regulatory scrutiny;
•pursue necessary scheduling-related decisions by the U.S. Drug Enforcement Administration, or the DEA, and various state governments to enable us to commercialize any therapeutic candidates containing controlled substances for which we may obtain regulatory approval, including COMP360;
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
To date we have funded our operations through private placements of equity, warrants and convertible notes and, since our initial public offering, or IPO, in 2020, through public equity offerings, private placements of ADSs and warrants and debt financing. To become and remain profitable, we will need to continue developing and eventually commercialize treatments that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing our Phase 3 program of COMP360 in TRD and other clinical trials of COMP360 or any future therapeutic candidates, training a sufficient number of qualified therapists to deliver our investigational COMP360 psilocybin treatment, using digital technologies and solutions to enhance our therapeutic offering, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin treatment and any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if COMP360 psilocybin treatment or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. If the outstanding PIPE Warrants are exercised in full for cash, we would receive an additional $122.4 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $207.0 million as of September 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD and clinical and preclinical supporting studies and related preparatory work for the NDA filing;
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
•the number of potential future therapeutic candidates we may choose to pursue and identify in the future and decide to develop, either internally through our research and development efforts or externally through acquisitions, licensing or other collaboration agreements;
•the costs involved in growing our organization in the long-term to the size needed to prepare for the potential commercialization of our investigational COMP360 psilocybin treatment and any future therapeutic candidates, including increases to personnel costs;
•the costs of developing sales and marketing capabilities in the long-term to target public and private healthcare providers and clinic networks in the U.S. and other major markets;
•the costs of training qualified therapists to administer our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
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
•the costs of developing, testing and deploying digital technology solutions or paying a third-party to provide such technology solutions to improve the patient experience and therapeutic process via third-party service providers or internally;
•our ability to realize the anticipated benefits of the strategic reorganization;
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
As of September 30, 2024, we had 12,324,700 outstanding PIPE Warrants. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three year period ending in February 2027 and have an exercise price of $9.93, which is higher than the current trading price of our ADSs. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price. In addition, the PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants, in which case we would not receive any additional proceeds. If the PIPE Warrants are not exercised for cash, or only a portion of the PIPE Warrants are exercised for cash, we would need to obtain additional funding from other sources and may need to raise funds earlier than expected. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Adequate additional financing may not be available to us on acceptable terms or at all.
Our limited history as a clinical stage company may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We were formed in 2016 and to date, we have invested most of our resources in developing our investigational COMP360 psilocybin treatment, building our intellectual property portfolio, conducting business planning, raising capital and providing administrative support for these operations. Although we are conducting our first Phase 3 program for our COMP360 psilocybin treatment for TRD, we have not yet demonstrated an ability to successfully complete such later-stage clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful product commercialization or obtain reimbursement in the countries of sale.
We have in the past and may in the future encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. If we receive regulatory approval for our COMP360 psilocybin treatment or any future product candidate, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
The second tranche of term loans under our Loan Agreement with Hercules, in an amount up to $10.0 million, may only be drawn subject to the achievement of specified performance milestones related to satisfaction of the protocol specified primary endpoint from our Phase 3 COMP005 clinical trial and the satisfaction of customary conditions. The second tranche is only available through the earlier of: (a) 30 days following achievement of certain performance milestones and (b) June 30, 2025. The third tranche of term loans under our Loan Agreement, in an amount up to $10.0 million, is available solely at the lender’s discretion and is only available during the interest-only period, which ends on July 1, 2025 and is subject to extension if certain performance milestones are met. If these milestones and conditions are met, each of the remaining tranches may be borrowed in up to two drawings of a minimum of $5.0 million each. Without the achievement of the required clinical milestones and satisfaction of certain customary conditions, we will not be eligible to draw additional funds under the second tranche. If we do not receive approval from Hercules’ investment committee, which is beyond our control, we will not be eligible to draw funds under the final remaining tranche under our Loan Agreement and will not realize the full benefits of our Loan Agreement. If we are unable to draw down additional funding under the terms of the Loan Agreement, our business, financial condition and results of operation may be harmed and we may be required to seek out alternative financing sources which may have less favorable terms.
Our operating activities may be restricted as a result of covenants related to our Loan Agreement, which could have a material adverse effect on our business, financial condition and results of operation.
On June 30, 2023, we entered into a Loan Agreement with Hercules for an aggregate principal amount of up to $50.0 million, of which the first tranche of $30.0 million was funded at closing. Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. These covenants may adversely affect our ability to raise funds or enter into license agreements or strategic transactions in the future. For example, if we were to seek additional sources of debt financing in the future and indebtedness under the Loan Agreement is outstanding, we would be required to seek the consent of Hercules in order to raise such additional funds. Additionally, there is a financial covenant requiring us to maintain at least $22.5 million of cash in accounts subject to a control agreement in favor of Hercules during the period that commenced on July 1, 2024 and at all times thereafter, provided that if we have achieved certain performance milestones, the minimum cash covenant shall not apply on any day that our market capitalization is at least $750.0 million measured on a consecutive 15-calendar day period immediately prior to such date of measurement and tested on a daily basis. We need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Our business may be adversely affected by these restrictions on our ability to operate our business, financial condition and results of operations.
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
•achieving the federal and state-level rescheduling of psilocybin and psilocin;
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
COMP360 psilocybin treatment is, and any future therapeutic candidates we may develop in the future may be, subject to controlled substance laws and regulations in jurisdictions where our products, if approved, may be marketed, such as the U.S., the UK and the rest of Europe, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, or changes in these laws and regulations may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition. In addition, during the review process of COMP360 psilocybin treatment, and prior to any potential approval, the FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential. This may delay approval and any potential rescheduling process.
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
COMP360 contains controlled substances, the use of which may generate public controversy. Adverse publicity or public perception regarding psilocybin or our current or future investigational treatments using psilocybin, or regarding other controlled substances, may negatively influence the success of these treatments.
Treatments containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, COMP360 and any future therapeutic candidates we may develop. Opponents of these treatments may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these treatments. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from psilocybin misuse or risky behavior associated with recreational use of psilocybin may adversely affect our ability to obtain regulatory approval of our investigational COMP360 psilocybin treatment and if approved may adversely affect the commercial success or market penetration achievable by our investigational COMP360 psilocybin treatment. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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
Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. We have experienced delays in our clinical trials of COMP360 and if we experience delays in the future, we or our future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates on a timely basis or at all, which will adversely affect our business.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.

We have experienced delays in recruiting and enrolling patients in our Phase 3 programs and in the future may experience additional delays in completing our Phase 3 program of COMP360 psilocybin treatment in TRD and initiating or completing additional clinical trials. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could further delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including:
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
•additional delays in or failure to recruit and enroll a sufficient number of suitable patients to participate in a trial;
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
•the quality or stability of the underlying therapeutic substance falling below acceptable standards; and
•business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, pandemics, or failures or significant downtime of our information technology systems resulting from cyber-attacks on such systems or those of our third-party providers or otherwise.
We could encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee, or DRC, or Data Safety Monitoring Board for such trial or by the FDA, the EMA, the MHRA or other regulatory authorities or if the DEA registration of an investigator or site conducting the clinical trial is revoked. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA, the MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including any SUSARs or SAEs which have in the past or may in the future occur in our trials or any IISs or other studies using COMP360 and those relating to the class to which COMP360 or any future therapeutic candidates belong, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience future additional delays in the completion of, or termination of, any clinical trial of COMP360 or any future therapeutic candidates, the commercial prospects of our investigational COMP360 psilocybin treatment or any future therapeutic candidates will be harmed, and our ability to generate revenue from any such therapeutic candidates will be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down COMP360 or any future therapeutic candidate development and approval process and jeopardize our ability to commence sales and generate revenue. Moreover, if we make changes to COMP360 or any future therapeutic candidates, we may need to conduct additional studies to bridge such modified therapeutic candidates to earlier versions, which could delay our clinical development plan or marketing approval for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Significant clinical trial delays could also allow our competitors, such as Usona Institute or Cybin Inc., to bring treatments to market before we do or shorten any periods during which we have the exclusive right to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and impair our ability to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and may harm our business and results of operations.
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
We cannot be certain that our Phase 3 pivotal trials for COMP360 in TRD or any other future clinical trials will be successful. Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our investigational COMP360 psilocybin treatment. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of COMP360, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with COMP360, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of COMP360 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
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
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions and legal or regulatory changes could prevent, limit or delay regulatory approval of a therapeutic candidate. For example, we cannot be certain of the impact on our therapeutic candidates of the proposed amendments to the European Union regulations related to pharmaceutical product development and marketing currently under consideration, which, once approved, will replace the current European Union regulatory framework for medicines. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
We have in the past and may in the future also experience delays in the development and approval of COMP360. We are conducting a Phase 3 program for COMP360 in TRD. We have Breakthrough Therapy Designation and have had dialogue with FDA regarding our Phase 3 trial design, including certain protocol amendments that we implemented in the first half of 2023. We anticipate having on-going dialogue with FDA throughout the conduct of the Phase 3 trials. In June 2023, the FDA published draft guidance regarding the nonclinical, clinical and safety considerations, as well as abuse potential assessment and risk mitigation and public health considerations for conducting trials for psychedelics, such as psilocybin. We believe our Phase 3 program reflects the key principles set forth in the draft guidance. We continue to conduct our Phase 3 program in accordance with our previously announced study design. However, FDA may disagree with our study design or conduct, and may make recommendations or request changes in the design or conduct of our pivotal programs that may require us to conduct additional clinical trials or otherwise delay our Phase 3 program or may impact the review process for our new drug application for COMP360. Given these uncertainties in the regulatory review and approval process, it is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
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
This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any COMP360 or any future therapeutic candidates, which would significantly harm our business, results of operations and prospects. The FDA, the EMA, the MHRA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of COMP360 or any future therapeutic candidates and may decide that our data are insufficient for approval or require additional preclinical, clinical, or other data. Even if we believe the data collected from clinical trials of COMP360 or any future therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, the MHRA or any other regulatory authority. For example, concerns about functional unblinding, expectancy bias or the impact of psychological support provided with COMP360 could hinder interpretability or regulatory acceptability of data from clinical trials of our investigational COMP360 psilocybin treatment. If COMP360 or any future therapeutic candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process, this will prevent such therapeutic candidates from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.
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
The results of future clinical studies may show that COMP360 or any future therapeutic candidates cause undesirable or unacceptable side effects or even death. For example, there were a number of serious treatment emergent adverse events reported with the results of our Phase 2b clinical trial in TRD. In addition, there may be serious adverse events reported in healthy volunteer studies. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of COMP360 or any future therapeutic candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to psilocybin, certain clinical trial participants, including healthy volunteers, may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. For example, the population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions impacting the effectiveness of our investigational COMP360 psilocybin treatment which may cause the percentage of patients, if any, that go into remission to fluctuate. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin treatment. In addition, certain diseases or conditions that we decide to target have in the past and may in the future present increased or unique challenges in clinical development. For example, drug development for anorexia nervosa is not well understood, and we have experienced challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. We recently closed enrollment in our Phase 2 trial in anorexia nervosa and have enrolled 32 patients in the study. Given the challenges in designing and executing clinical trials for this highly vulnerable patient population, we are considering whether to proceed with future development in anorexia nervosa. Even with these protocol amendments, we have experienced and expect to continue to experience some recruitment challenges based on this patient population and the challenges with clinical study conduct. Moreover, these increased or unique challenges could ultimately impact our ability to seek and obtain regulatory approval in these conditions.
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
While we are currently engaged in commercial preparedness planning and activities, we have limited organizational experience in the sale or marketing of therapeutic candidates. To achieve commercial success for any approved treatment, we must develop or acquire a sales and marketing organization, outsource these functions to third parties or enter into partnerships.
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
If we enter into arrangements with third parties to perform market access and commercial services for any approved treatments, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any treatments that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved treatments outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our treatments or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. For example, in December 2023, we entered into a collaboration agreement with Greenbrook TMS to research and investigate models for the delivery of COMP360 treatment, if approved, within healthcare systems, including investigating the potential use and integration of digital tools within Greenbrook TMS’s existing care pathways, and there is substantial doubt regarding Greenbrook TMS’s ability to continue as a going concern due to recurring losses from operations, its ability to increase cash flow and/or raise sufficient capital to support Greenbrook TMS’s operating activities and fund its cash obligations, repay indebtedness and satisfy Greenbrook TMS’s working capital needs and debt obligations. In addition, in March 2024, Greenbrook’s shares were delisted from Nasdaq. In August 2024, Greenbrook TMS entered into a merger agreement with Neuronetics, Inc. pursuant to which, subject to certain closing conditions, including without limitation shareholder approval, Neuronetics will acquire Greenbrook TMS in an all stock acquisition, which may negatively Greenbrook TMS’s (or upon completion of the acquisition Neuronetics’) willingness or ability to complete its obligations under the research collaboration agreement. Our business may be adversely affected by business combinations, restructurings or other corporate transactions, worsening of our collaboration partner’s financial position or significant changes in its strategy. We may not be successful in entering into arrangements with third parties to commercialize our treatments or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our treatments effectively, to set up a sufficient number of treatment centers in third-party treatment sites, or to recruit, train and retain an adequate number of therapists to administer our treatments. In addition, we are exploring ways in which we can use digital technology to improve the patient experience and therapeutic outcomes of our treatments. Commercialization partners may lack incentives to promote our digital technology and we may face difficulties in implementing our digital technologies in third-party treatment sites through such third parties.

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
Our business and commercialization strategy for our investigational COMP360 psilocybin treatment depends on our ability to identify, qualify, prepare and support third-party treatment sites which will administer COMP360 psilocybin treatment. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed.
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
We currently rely on specially trained, qualified therapists working at third-party clinical trial sites to administer our investigational COMP360 psilocybin treatment in our clinical trials and we expect this to continue upon approval, if any, of COMP360 or any future psychedelic-based drug candidates. If third-party sites fail to recruit and retain a sufficient number of therapists or effectively manage their therapists, our business, financial condition and results of operations would be materially harmed.
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
While we currently provide training to the therapists and expect to continue providing training in the future (either directly or indirectly through third-party providers), we do not currently employ the therapists who deliver our treatments to patients and do not intend to do so in the future. Such therapists are typically employed by the third-party treatment sites. If our investigational COMP360 psilocybin treatment or any future therapeutic candidates are approved for commercialization, third-party treatment sites may demand substantial financial resources from us to recruit and retain a team of specially trained, qualified therapists to administer our investigational COMP360 psilocybin treatment or any future therapeutic candidates. If the third-party treatment sites fail to recruit, train and retain a sufficient number of therapists or if a competitor develops a similar product that is effective without the use of therapists, our ability to offer and administer our treatments will be greatly harmed, which may in turn reduce the market acceptance rate of our treatments or limit our ability to grow our business. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.
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

We intend to use these Centers of Excellence to gather evidence to optimize our treatment delivery and psychological support model, and train qualified therapists, conduct clinical trials, including proof of concept studies, test digital technology solutions to improve patient experience and outcomes and pursue other activities to refine our approach to delivering our investigational COMP360 psilocybin treatment safely and cost-effectively. Our efforts to design, build and staff these Centers of Excellence, or identify suitable third parties with whom we may collaborate to open these centers, will involve significant time, costs, including potential capital expenditures to acquire and develop facilities, and other resources, and may divert our management team’s focus from executing on other key elements of our business strategy. If we fail to enter into or maintain agreements with third parties to develop and operate these Centers of Excellence on reasonable terms, or at all, our ability to develop our future research programs and therapeutic candidates could be delayed, the commercial potential of our treatments could change and our costs of development and commercialization could increase. If our efforts to develop these Centers of Excellence are unsuccessful, it will have a materially adverse impact on our business, future prospects and financial position.

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
As a company that carries out extensive R&D activities, we seek to benefit from the UK R&D tax relief programs, which historically consisted of the Small and Medium-sized Enterprises, or SME, R&D tax relief program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. For accounting periods starting on or after 1 April, 2023 and before 1 April 2024, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying R&D activities for a cash rebate of an amount up to an effective rate of 18.6% of such qualifying R&D expenditures or 12.1% for any work that is contracted out. The majority of our research, clinical trials management and clinical manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims.
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
If we were to initiate legal proceedings against a third party to enforce a patent covering one of our investigational treatments, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the U.S. or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover COMP360 or any future therapeutic candidates. For example, on July 22, 2022, a third-party challenger filed with the USPTO Board requests for rehearing of the USPTO Board’s decisions to deny institution of post-grant reviews of U.S. Patent 10,947,257 and U.S. Patent 10,954,259, and on August 16, 2022, the third-party challenger also filed requests for a Precedential Opinion Panel in each of the patents. On February 10, 2023, the USPTO Board denied the request for a Precedential Opinion Panel in each of the challenges. On May 23, 2023, the USPTO Board denied the requests for rehearing in each of the challenges. The outcome following legal assertions of invalidity and unenforceability during patent litigation or other proceedings is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on COMP360 or one or more of any future therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, and prospects. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results.

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
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. For example, our co-founders, George Goldsmith, who also served as our board chair, and Ekaterina Malievskaia stepped down from their executive roles effective December 31, 2022 and June 16, 2023, respectively, and stepped down from our board of directors effective March 29, 2024. David Norton served as lead independent director on our board of directors until March 29, 2024 and as interim chair until following a global search for a permanent board chair, our board of directors appointed Gino Santini as our new independent board chair effective September 3, 2024. In addition, during 2024, Teri Loxam joined as our Chief Financial Officer, Michael Gold, MD, joined as our Chief Research and Development Officer and Lori Englebert joined as our Chief Commercial Officer.
In addition, we may experience increased employee turnover as a result of general market conditions and a competitive talent market, as well as Company-specific factors, such as share price decline, business performance, and leadership changes. Furthermore, on October 28, 2024, our board of directors authorized a strategic reorganization, which includes a reduction in workforce, including some senior management roles. In addition, we are exploring a potential externalization of our digital technologies, intellectual property and associated employees. This reorganization and change in our operations may cause additional attrition and affect employee morale. Additionally, as we will be operating with fewer employees, we face additional risk that we might not be able to execute on our strategic plans which may have an adverse effect on our business, financial condition, and operating results. If we are not successful in managing these transitions or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25 mg in as a treatment for major depressive disorder, which is expected to enroll approximately 240 adult patients. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin, including Cybin Inc., and other psychedelic compounds to treat mental health illnesses, including TRD. In March 2024, Cybin announced the design of its Phase 3 program for its deuterated psilocybin analog for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately 550 adult patients. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, such as major depressive disorder, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
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
We currently employ or are developing digital technologies to collect data, educate patients and therapists, collect digital phenotyping information, and harness artificial intelligence. We use certain internally developed digital technologies in the conduct of our clinical trials and we continuously maintain, evaluate and improve the performance, security and reliability. In addition, we are exploring a potential externalization of our digital technologies and may rely significantly on third-parties in the future to provide us with digital technology services. There can be no assurance that these digital technologies do not or will not have inaccuracies or errors. As with any digital technology, poor performance, unreliability or errors or inaccuracies may adversely impact the conduct of our clinical trials, our reputation and our plans to use digital technologies to complement our investigational treatments. Our efforts to maintain and optimize the digital technologies used in the conduct of our clinical trials, either internally or through a third-party service provider, or to develop or acquire alternate technologies if required for the conduct of our clinical trials may involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing our clinical trials or other key elements of our strategy. If our efforts to maintain or optimize our current digital technologies, either internally or through a third-party service provider, or, if needed, develop or acquire these digital technologies are unsuccessful, it may have a materially adverse impact on the conduct of our trials, future prospects and financial position.
Our current or future digital technology solutions, including those provided by third parties, could compromise sensitive information related to our business, patients, healthcare professionals, therapists, third-party treatment sites and collaborators, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
Our current and future digital technology solutions, including those provided by third parties, may involve the collection, storage, usage or disclosure of confidential and sensitive data, including protected health information, or PHI, and other types of personal data or personally identifiable information, or PII. For example, as part of our clinical trials, we may use digital technology solutions to record and analyze therapeutic sessions. We may also process and store, and use additional third parties to process and store, confidential or sensitive information, including intellectual property and other proprietary business information of ours and our third-party collaborators.

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
A pandemic, epidemic, or outbreak of an infectious disease, or other public health crises may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.
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

•timing of completion of our Phase 3 program and the time period during which results of our Phase 3 trials will become available;
•delays in entering into strategic relationships with respect to development or commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates;
•changes in our strategic focus and research and development priorities;
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
•reorganizations, restructurings, financings or other corporate transactions;
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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $5.01 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Market, through October 29, 2024. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.

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
Based upon our ordinary shares outstanding as of September 30, 2024, our executive officers, directors, and certain significant shareholders and their affiliates beneficially own approximately 23.6% of our ordinary shares and ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.
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
•The quorum requirement for a shareholders’ meeting is one or more qualifying persons present at a meeting and between them holding (or being the proxy or corporate representative of the holders of) at least thirty-three and one-

third percent (33 ⅓%) in number of the issued shares (excluding any shares held as treasury shares) entitled to attend and vote on the business to be transacted. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.
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
Given our reliance on technological infrastructure, we continue to evaluate internal security measures and policies. Our internal computer systems, which are managed partially by a third party, and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, pandemics and telecommunications and electrical failure. Any system failure, accident or security compromise or breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our therapeutic development programs. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or clinical trial data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. While we conduct periodic penetration testing and perform security monitoring, as the techniques used by adversaries who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and the costs to protect our network and systems may increase.
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1 to July 31, 2024	—	—	—	—
August 1 to August 31, 2024	7,225.00	$6.88	—	—
September 1 to September 30, 2024	—	—	—	—
Three Months Ended September 30, 2024	7,225.00	$6.88	—	—

(a) Represents ordinary shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Strategic Reorganization

On October 28, 2024, our board of directors authorized a strategic reorganization to better position and refocus the organization and its capital resources on completing our COMP360 phase 3 program in TRD and, if approved, launching COMP360 in the United States. Management, with the oversight and guidance of our board of directors, will begin to implement this strategic reorganization program in the fourth quarter of 2024 (subject to consultation with staff where required under applicable law), resulting in a reduction of the total employee base by approximately 30% from current levels. Our non-COMP360 preclinical efforts will be stopped and we are exploring a potential externalization of our digital technologies, intellectual property and associated employees. As part of the strategic reorganization, we will be scaling back our general and administrative functions, including the elimination of two senior management roles, our chief legal officer and general counsel and our chief communications officer.

In connection with the strategic reorganization, our chief legal officer and general counsel, Matthew Owens, will leave his role on December 31, 2024 and commence garden leave. Pursuant to his existing employment agreement, Mr. Owens has a 9-month contractual notice period, and his employment will terminate on September 30, 2025. While on garden leave, Mr. Owens will receive his normal salary and benefits, as required by the terms of his previously disclosed employment agreement, but will not qualify for any bonus for fiscal year 2025. Additionally, we have mutually agreed that Mr. Owens will receive his annual bonus for fiscal year 2024, which will be payable at the target amount, a separation payment of £30,000, a statutory redundancy payment and professional assistance with filing certain of his tax returns for fiscal 2024/2025. During his garden leave, all outstanding equity awards previously granted to Mr. Owens will continue to vest in accordance with their terms, and no further equity awards will be awarded to him.
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or executive officers adopted, terminated or modified the amount, pricing or timing provisions in any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

COMPASS PATHWAYS PLC

Date:	October 31, 2024	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2024	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)