Form 10-K
period 2024-12-31
COMPASS Pathways plc
filed 2025-02-27
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

⊠ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant as of June 30, 2024, the last business day of the most recently completed second fiscal quarter, was $354.8 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The registrant had 92,673,132 shares of common stock outstanding as of February 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2024.

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
•the potential for the warrants to purchase American Depositary Shares, or the ADSs at an exercise price of $5.796 per ADS, or the 2025 ADS Warrants, issued in our registered financing in January 2025, or the 2025 Financing, and the remaining warrants issued in our private placement financing in August 2023, or the PIPE Warrants, to be exercised in full for cash, and any expected proceeds from the exercise of these warrants;
•our reliance on the success of our investigational COMP360 psilocybin treatment;
•the timing, scope or likelihood of regulatory filings and approvals;
•our expectations regarding the size of the eligible patient populations for COMP360 psilocybin treatment, if approved for commercial use;
•our ability to identify third-party clinical sites to conduct our trials and our ability to identify and train appropriately qualified healthcare professionals to monitor and safeguard participants receiving COMP360 psilocybin treatment in our clinical trials;
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
•our ability to establish or maintain collaborations or strategic relationships;
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
•our ability to realize the expected benefits of the strategic reorganization announced in October 2024, or the strategic reorganization;
•our ability to achieve the specified data milestone and to achieve sufficient appreciation in the trading price of our ADSs such that the closing price of our ADSs is above the 2025 ADS Warrant exercise price for three consecutive trading days, to allow us to force the cash exercise of the 2025 ADS Warrants;
•our ability to meet milestones to draw down additional amounts in accordance with the terms of our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, and our ability to comply with the operating and financial covenants, including the minimum cash covenant, in our Loan Agreement;
•the effect of global financial and economic conditions and geopolitical events, including fluctuating interest rates and inflation, foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of economic slowdown or recession in the U.S., instability in the banking system, overall market volatility in the U.S. or the UK, including as a result of, among other factors, the ongoing war between Russia and Ukraine, conflict in the Middle East, the potential for significant changes in U.S. policies or regulatory environment or the disruption of U.S. government agencies or similar events, on our business;
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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
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
•We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin treatment. Our outstanding warrants may not be exercised for cash before such warrants expire and we may not receive any additional proceeds from such warrants. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions, changing regulatory conditions, and disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves;
•Raising additional capital through the sale of equity or convertible securities, including through the exercise of the 2025 ADS Warrants and/or PIPE Warrants, may cause significant dilution to holders of our ordinary shares and ADSs, and raising additional capital through debt financings, strategic partnerships, collaborations, or other means may restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates;
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
•Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. We have experienced delays in recruitment for our clinical trials of COMP360 psilocybin treatment, which has increased the costs of our Phase 3 clinical trials and caused delays in expected timing to complete such clinical trials. If we experience additional delays in the future for our clinical trials of COMP360 psilocybin treatment, we or our future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our investigational COMP360 psilocybin treatment on a timely basis or at all, which will adversely affect our business;
•COMP360 psilocybin treatment may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval. If such side effects are identified during the development of COMP360 psilocybin treatment or following approval, if any, we may need to abandon our development of such treatment, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences;
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

•We may not realize the expected benefits of the strategic reorganization announced in October 2024 and the strategic reorganization has affected employee morale and may subject us to additional risk that we might not be able to execute on our strategic plans which may have an adverse effect on our business, financial condition, and operating results;
•The future commercial success of our investigational COMP360 psilocybin treatment or any future therapeutic candidates will depend on the degree of market access and acceptance of our potential treatments among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large;
•Our business and commercialization strategy for our investigational COMP360 psilocybin treatment depends on our ability to identify, qualify, prepare, and support third-party treatment sites. If we are unable to do so, our commercialization prospects would be limited and our business, financial condition and results of operations would be harmed;
•In our clinical trials, we currently rely on specially trained, licensed healthcare professionals working at third-party clinical trial sites to monitor and safeguard participants during administration of our investigational COMP360 psilocybin treatment in our clinical trials and upon regulatory approval of COMP360, we expect to rely on healthcare professionals at third-party treatment centers to monitor and safeguard patients during administration of COMP360. If third-party sites fail to recruit and retain a sufficient number of qualified healthcare professionals or effectively manage such professionals, as applicable, our clinical trials may be delayed and our business, financial condition and results of operations would be materially harmed;
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
•Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin treatment and could have a material adverse effect on our business;
•We rely on third parties to supply drug substance and manufacture, package and distribute COMP360 for our clinical trials, and, if approved, we will continue rely on third parties for commercial supply, if approved. If any third-party provider fails to meet its obligations to supply drug substance or manufacture COMP360, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any treatments, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us;
•There are a number of third parties who conduct investigator-initiated studies, or IISs, using COMP360 provided by us. Any failure by a third party to meet its obligations with respect to the clinical development of our investigational COMP360 psilocybin treatment may delay or impair our ability to obtain regulatory approval for COMP360. IISs of COMP360 may generate clinical trial data that raises concerns regarding the safety or effectiveness of COMP360 and any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials;
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations. Economic uncertainty and worsening or deteriorating global economic conditions and volatile financial market conditions in the U.S. or the UK, as a result of, among other factors, fluctuating inflation and interest rates, the risk of economic slowdown or recession, instability in the banking system, the potential for significant changes in U.S. policies or regulatory environment and the ongoing war between Russia and Ukraine, conflict in the Middle East, the potential for significant changes in U.S. policies or regulatory environment or disruption for U.S. government agencies or similar events, may materially and adversely affect our business, including our ability to raise capital and our financial results;
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

PART I
ITEM 1. BUSINESS
Overview
We are a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health. We are motivated by the need to find better ways to help and empower people with serious mental health conditions who are not helped by existing treatments. We are pioneering a new paradigm for treating mental health conditions focused on rapid and durable responses through the development of our investigational COMP360 psilocybin treatment, potentially a first in class treatment. COMP360 is our proprietary psilocybin formulation that includes our pharmaceutical-grade polymorphic crystalline psilocybin, optimized for stability and purity.
We believe that our COMP360 psilocybin treatment could offer a new approach to treatment of serious mental health conditions, including treatment-resistant depression, or TRD, which is a subset of major depressive disorder, or MDD, post-traumatic stress disorder, or PTSD, and potentially many other serious mental health conditions.
Our initial focus is on TRD, comprising patients who are inadequately served by current treatment options. In 2018, we received Breakthrough Therapy designation from the FDA for COMP360 for the treatment of TRD. In November 2021, we announced positive top-line results from our Phase 2b clinical trial evaluating COMP360 for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin treatment clinical trial completed to date. The objective of the Phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
At the beginning of 2023, we commenced our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase therapeutic response.
• The primary endpoint in both pivotal trials is the change from baseline in the MADRS (Montgomery-Åsberg Depression Rating Scale) total score at week 6.
Beyond TRD, we have been exploring other indications, including PTSD. In May 2024, we completed and announced top-line results from our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment in participants with PTSD, as a result of trauma experienced as adults. In line with the study design, the study enrolled 22 participants, who were monitored for a 12-week period post dosing. The study met its primary safety endpoint and available secondary efficacy endpoints. Study observations included meaningful and sustained symptom improvement from baseline in mean CAPS-5 total score, a measure of disease severity, and in Sheehan Disability Scale (SDS) score, a measure of functional impairment in daily life. Administration of COMP360 was well-tolerated, with a safety profile consistent with previous studies of COMP360. Based on the data from this trial, we are in the process of designing a late-stage PTSD program.

The need for innovation in mental health care is significant, given that current treatment options are ineffective for millions of people. Our vision is a world of mental wellbeing – a world in which mental health isn’t simply the absence of mental illness, but the ability to flourish. We want to help reduce the stigma surrounding mental health, to acknowledge that “everyone has a story,” and to develop paradigm-changing new treatments for those who are not helped by existing treatment options.

Our Strategy
Our mission is to accelerate patient access to evidence-based innovation in mental health. Key elements of our strategy to achieve this include:

•Advance our Phase 3 registrational program for our investigational COMP360 psilocybin treatment for the treatment of TRD. In 2021, we completed a randomized, controlled Phase 2b clinical trial in 233 TRD patients, at 22 sites across North America and Europe. We announced positive top-line results from this trial in November 2021, the results of which were published in the New England Journal of Medicine in November 2022. Based on the results from the Phase 2b trial, we advanced clinical development in TRD and our Phase 3 registrational program is ongoing. We are nearing completion of enrollment in our first pivotal study in TRD, COMP005, and expect to report top-line 6-week data in the second quarter of 2025. We expect to report 26-week data from our COMP006 study in the second half of 2026.

•Expand our investigational COMP360 psilocybin treatment into new indications, with our next focus on advancing a late-stage development program in PTSD. We believe that our investigational COMP360 psilocybin treatment may offer beneficial effects in other areas of high unmet need in mental health. Following positive Phase 2a results in May 2024 and securing additional funding in the first quarter of 2025, we are now in the process of designing a late-stage program in PTSD.

•Maximize the potential to reach patients and realize the value of our investigational COMP360 psilocybin treatment by creating a new approach to treating mental health conditions. We retain global development and commercialization rights for our investigational COMP360 psilocybin treatment and are developing a commercial rollout plan in the event we are granted approval from regulatory authorities, working with payors to enable reimbursement and with health systems to enable broad patient access. Delivering COMP360 is expected to require the ability to implement COMP360 seamlessly within a provider’s operating practice. In order to ensure we understand implementation challenges, we have entered into agreements with several representative healthcare delivery centers such as Hackensack Meridian Health, a leading not-for-profit health care organization in New Jersey, and Greenbrook TMS (acquired by Neuronetics, Inc. in December 2024), which operates a network of treatment centers throughout the United States. The purpose of these agreements is to research and investigate models for the delivery of scalable, commercial COMP360 treatment within different types of healthcare delivery systems, assuming FDA approval.

Our Pipeline

We are currently focusing our efforts on progressing our Phase 3 clinical program in TRD and starting a late-stage development program in PTSD. The following table summarizes the status of all our pipeline assets:

Investigational COMP360 Psilocybin Treatment
We are developing our investigational COMP360 psilocybin treatment for the treatment of a range of mental health conditions, with an initial focus on TRD. There is a large unmet need for new treatments to improve the response rate, remission rate, and durability of response for patients suffering with TRD. We believe our investigational COMP360 psilocybin treatment, if successfully developed and approved, represents a promising therapeutic option for TRD, as well as potentially for other mental health and neurological conditions, including PTSD.
TRD
TRD is a subset of MDD. MDD is a condition characterized by a persistent feeling of sadness and heightened negative emotions. It is considered a unipolar condition, which is a distinction between MDD and bipolar depression, the latter of which is often associated with an emotional state fluctuating between depression and hypomania or mania. MDD is a chronic recurring and serious mental health condition associated with high mortality rates, morbidity and diminished quality of life. The World Health Organization estimates as of 2023 that approximately 280 million people worldwide are suffering with MDD. The National Institute of Mental Health estimates as of 2021 that MDD affects approximately 21 million adults in the U.S. It is estimated that approximately 10 million adults with MDD in the U.S. are treated with medication and that approximately 1/3 of these medication-treated MDD patients, or approximately 3 million patients, are considered to have TRD.
Due to the limitations of existing treatments, approximately one-third of adults with MDD will not respond to oral antidepressants and are considered to have TRD. TRD is defined as inadequate response to two oral medications. This condition is referred to as TRD. TRD has greater economic and societal cost than non-TRD MDD. TRD patients are often unable to perform daily tasks, are more likely to receive disability or welfare benefits and more frequently have co-occurring conditions compared with non-TRD MDD patients. In several studies, the direct medical costs for patients with TRD were significantly higher than those for non-TRD MDD patients, driven by, among other factors, increased rates of hospitalization and longer average hospital stays. Patients with TRD have a higher all-cause mortality compared with non-TRD MDD patients.

Patients suffering with depression are treated through a variety of approaches, each of which can have significant shortcomings in certain subsets of patients. Most pharmacotherapies for depression target the modulation of the brain’s monoamine receptor system, and have exhibited limited efficacy in a significant portion of patients and can result in high relapse rates. There are only two medicines approved by the FDA for TRD in the US: esketamine and the fixed combination of olanzapine/fluoxetine (fluoxetine a selective serotonergic reuptake inhibitor). Esketamine was approved in 2019 by the FDA. In addition to pharmacotherapies, various forms of somatic intervention are also used, although these treatments tend to be invasive and/or onerous, and there is limited data supporting their long-term benefit. Psychotherapy is another common treatment approach, but it requires a significant time commitment and is subject to large variability in availability and administration. Despite the range of treatments and therapies currently available for depression, patients suffering with TRD continue to be underserved, prolonging a significant health, social and economic burden. We believe patients suffering with TRD need a paradigm-shifting treatment that can deliver rapid and sustained relief of their depression.

Limitations of Existing Therapies for Depression
Because depression has biological, social, psychological, environmental, genetic, and stress-related determinants, many of which co-occur, treatment options are wide-ranging and often combined. Current pharmacological and non-pharmacological treatments, such as antidepressants and psychotherapy, are well-established and efficacious for a subset of MDD patients. However, many patients fail to experience any benefit or have only a partial response and often relapse. Clinicians often rely on a trial-and-error approach, course correcting as patients experience these relapses or difficult side effects. Experts are beginning to recommend a shift to more multi-modal treatments where different types of therapy are delivered concomitantly (i.e., a mix of pharmacotherapy, psychological/behavioral, and device interventions).
Patients suffering with TRD are currently treated through a variety of approaches, each of which is associated with significant shortcomings. Consequently, there remains a need for a fast-acting, tolerable treatment that provides a durable response in this patient population. Despite the condition’s largely heterogeneous nature, most pharmacotherapies for depression use the same mechanism of action, targeting the brain’s various monoaminergic neurotransmitters. As evidenced by low response and high relapse rates, currently approved treatments are not effective for a large number of patients. We believe currently available options do not adequately meet the needs of patients suffering with TRD and there is a significant need for a new therapeutic approach.
Pharmacotherapies
There are five main categories of antidepressants available on the market. These are selective serotonergic reuptake inhibitors, or SSRIs, and serotonergic norepinephrine reuptake inhibitors, or SNRIs, atypical antidepressants, monoamine oxidase inhibitors, or MAOIs, and tricyclic antidepressants, or TCAs. These are frequently used in first- and second-line treatment of depression and can also be used after this point. The Star*D trial conducted by the National Institute of Mental Health in 2006 indicates that only approximately 37% of patients achieve remission with their initial antidepressant treatment and once a patient progresses to third and fourth line, their remission rates drop to 14% and 13% respectively.
Currently approved antidepressants have significant limitations, including delayed onset of action, poor therapy adherence rates and substantial side effects. The onset of action for the most commonly used antidepressants is typically between six and eight weeks. Adherence levels are low, with average adherence rates for oral anti-depressant medications over twelve months being approximately 25%.
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
Antipsychotics, such as olanzapine, quetiapine, cariprazine and aripiprazole are routinely used as adjunctive therapies when there is a lack of notable efficacy with an antidepressant. There is an approved combination of olanzapine and fluoxetine (an SSRI) for TRD. However, using antidepressants and antipsychotics together can have serious side effects, such as weight gain, other metabolic complications, sedation, extrapyramidal side effects (movement disorders), and QTc prolongation, which means the ventricles of the heart take longer than usual to recharge between beats.
Esketamine/Ketamine
Ketamine is an NMDA receptor antagonist that has been approved by the FDA for use for several decades in sedation and anesthesia. The S-enantiomer of ketamine, esketamine, is administered intranasally as a spray and has been approved by the FDA to treat TRD in conjunction with an oral antidepressant (2019), to treat depressive symptoms in adults with MDD with acute suicidal ideation or behavior (2020) and as a monotherapy to treat patients with TRD (2025). Ketamine and esketamine require multiple administration sessions. Both are DEA Schedule III products indicating potential for abuse. There are mixed efficacy results associated with the use of esketamine and esketamine treatments require frequent administration in a controlled environment under medical supervision. This frequency makes administration costly for payors and burdensome for patients.
Somatic Therapies
Patients who suffer with severe TRD and have tried several courses of antidepressants are often treated with resource-intensive somatic therapies like electroconvulsive therapy, or ECT, repetitive transcranial magnetic stimulation, or rTMS, vagal nerve stimulation, or VNS, and deep brain stimulation, or DBS. These therapies are generally administered in inpatient settings. Somatic and device-related interventions like ECT and VNS are associated with significant adverse reactions and interventional risks, such as use of general anesthesia and memory loss in the case of ECT, and surgical intervention and infection risk with VNS implantation. Limitations of rTMS include seizures, pain, face twitching and application discomfort. Similarly, DBS has the potential to cause pain and seizures. These treatments are typically reserved for patients who have not been helped by other treatments, and are characterized as high-cost treatment options with reimbursement limited for a subset of these therapies.
Despite the range of treatments and therapies available for MDD, patients suffering with TRD continue to be underserved, prolonging a significant health, social and economic burden. We believe patients suffering with TRD need a paradigm-shifting treatment that can deliver rapid and sustained relief of their depression.
Post Traumatic Stress Disorder
Like TRD, PTSD is a heterogeneous syndrome that can impact quality of life and lead to diminished cognitive and psychosocial functioning, fractured relationships, inability to maintain employment, substance abuse, high healthcare utilization costs, increased depression, and suicide risk. In some people, PTSD can be difficult to distinguish from anxiety and/or depression. PTSD can occur in people who have experienced or witnessed a traumatic event, such as a natural disaster, serious accident, war or rape. People who experience PTSD may relive their traumatic experience(s) through nightmares and flashbacks, have difficulty sleeping, experience intrusive thoughts and feel detached or estranged. Some people with PTSD experience symptoms immediately after the event, while for others symptoms may appear years later. It is estimated that approximately 311 million people globally will experience PTSD at some point during their lives. Only 20 -30% of patients treated with currently approved pharmacological interventions for PTSD will reach full remission. In the U.S., approximately 13 million people suffer from PTSD every year. PTSD disproportionately affects certain demographics including women, people from different racial and ethnic backgrounds and military veterans. The total economic burden for PTSD in the US surpassed $232.2 billion in 2018, or $19,630 per individual with PTSD.

Psilocybin Therapy
Mechanism of Action of Psilocybin
There is an accumulating body of evidence that psilocybin may have beneficial effects on depression and other mental health conditions. We believe that there are multiple mechanisms of action for psilocybin that could provide clinical benefit. As shown in the graphic below, by activating a distinct set of receptors in brain areas critical to mood and cognition, psilocybin acts to induce a range of downstream effects that may have important, sustained effects on brain function. In this way, evidence of the molecular, cellular, and systemic effects of psilocybin in the CNS supports the potential for psilocybin in the treatment of mental health conditions.

1. Stimulation of 5-HT2A receptors results in downstream cascades via G-protein signaling.	2. Simultaneous effects involving multiple neurotransmitters and neuronal activation/signaling.	3. Down-regulation of the default mode network, or DMN, and de-synchronization of cortical activity as well as the emergence of new patterns of functional connectivity across the brain.	4. Sustained cellular changes leading to neuroplasticity and “window of opportunity” for therapy.

Molecular Effects of Psilocybin: Partial Agonism of Serotonin Receptors
At the molecular level, psilocybin is rapidly metabolized to its active metabolite psilocin, which is a partial agonist at several 5-hydroxytryptamine (serotonin) 2A, or 5-HT, receptors, also known as serotonin receptors, including 5-HT2A, 2C, and 1A receptors. This means that psilocin binds to and activates these receptors, all of which are expressed in neurons in different areas of the CNS. In particular, many of the prominent acute effects of psilocybin, such as changes in emotion and cognition, are thought to be mediated by 5-HT2A receptor stimulation, an interpretation that is supported by the fact that blocking the 5-HT2A receptor prevents the psychedelic effects of psilocybin in humans. This mechanism of 5-HT2A receptor stimulation is also implicated as a possible component of the antidepressant action of SSRIs, although these are thought to operate by inhibiting reuptake of serotonin by presynaptic neurons. In contrast, psilocin is believed to initiate an antidepressant effect by directly activating this receptor. The relevance of 5-HT2A receptors in modulating depressive symptoms may is supported by the abundant expression of these receptors in areas of the brain that have important roles in regulating cognitive and emotional processing. Additionally, 5-HT2A receptors are expressed in other key regions of the brain, like the hippocampus and nucleus accumbens, which are associated with functions like memory and reward processing, respectively.
Cellular Effects: Activation of Downstream Signaling Cascades
Activation of 5-HT2A receptors by agonist ligands such as psilocin can modulate a number of downstream signaling cascades to alter the structure and function of neurons, which are important signaling components of the CNS. The 5-HT2A receptor is a G-protein coupled receptor, which means that it predominantly relays signals through a family of proteins called G-proteins. Specifically, the main signaling cascade downstream of 5-HT2A receptors occurs via the Gαq/11 protein and leads to increased intracellular calcium release within the cell. In turn, this may promote neuron growth and function. However, non-canonical 5-HT2A receptor signaling cascades specific to certain cell or tissue types may also exist, as there is evidence of certain downstream effects of psychedelic agonists occurring via the Gαi/o protein, which typically downregulates signaling pathways related to neurotransmitter release, for example, within neurons. This diverse range of cellular signaling cascades that may be modulated by psilocin likely underlie some of the local circuit-level effects of the drug.
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
Neuroplasticity refers to the ability of the nervous system to reorganize its structure and connections leading to new or adapted functions. This can involve the generation of new neurons, changes in neuron morphology and connectivity, and neurobiochemical changes in receptor and neurotransmitter levels. In particular, the expression of immediate early genes, or IEGs, such as Early Growth Receptor-1, or EGR-1 and Early Growth Receptor-2, or EGR-2, is induced by psilocin. IEGs are genes activated in response to external stimuli and are associated with depolarization. IEGs produce transcription factors that may cause wider changes in gene regulation and, in turn, could enable longer-term neuroplastic changes through structural and connectivity changes at the synapse. The fact that EGR-1 and EGR-2 appear to be induced specifically by psychedelic compounds suggests that these genes could be relevant to the acute and sustained effects of these drugs.
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
Investigational COMP360 Psilocybin Clinical Development Programs

COMP360 is our proprietary psilocybin formulation that includes our pharmaceutical-grade polymorphic crystalline psilocybin, optimized for stability and purity. We have conducted and/or are conducting clinical development programs in TRD, PTSD and anorexia nervosa.

In our clinical trials, health care professionals, who possess an active license in good professional standing and have the relevant education, experience and training, are engaged and adhere to the below protocols, which are designed to monitor and safeguard clinical trial participants during their psychedelic experience. We have a manualized and standardized process to train healthcare professionals for consistent delivery across all our trial sites. An outline of the support model used in our clinical trials and our training program was published in January 2025 in the peer-reviewed American Journal of Psychiatry.

Our trial protocols provide that such support is delivered over three different phases: preparation, the COMP360 administration session, and post-administration follow-up (integration).

•Preparation: The objectives of the preparation sessions are to establish a therapeutic alliance between the patient and healthcare professional, and to demonstrate and practice the skills of self-directed inquiry and experiential processing, which we believe are critical for embracing the psychedelic experience in the psilocybin administration session. We have created an online preparation platform and MyPathfinder app for patients where they can learn more about what to expect from the experience and how to prepare for it.
•COMP360 administration: A COMP360 administration session lasts approximately six to eight hours and at least one healthcare professional is present throughout the session to monitor and safeguard participants in our clinical trials. The healthcare professional’s goal during the session is to establish psychological safety, minimize anxiety and encourage openness to all emerging experiences. The session takes place in a room designed to have a comfortable and calming ambience. Patients wear eye shades to help them focus internally, lie on a bed, and listen to a carefully curated music playlist through a high-quality sound system and earphones. After the acute effects of psilocybin subside, patients are evaluated for safety and discharged.
•Post-administration follow-up (integration): The objectives of the follow-up sessions are to help patients process the range of emotional and physical experiences facilitated by the psychedelic experience and to integrate any new insights that can lead to cognitive and behavioral changes. We believe COMP360 psilocybin can give patients a sense of agency, whereby they feel separate from their symptoms and empowered to make changes in their lives.
The methods used in our clinical trials are based on our current understanding of psilocybin’s potential to disrupt dysfunctional neural pathways, to allow patients to generate new insights and perspectives leading to reduced negativity or rigidity in thinking. This rapid modification of thought patterns can be uncomfortable or anxiety-provoking. In our clinical trials, healthcare professionals refrain from intervening with the patient’s experience, unless required for safety reasons.

Phase 2b Trial of Our COMP360 Psilocybin Treatment in TRD
In 2021, we completed a Phase 2b international multi-site, randomized, controlled, double-blind, dose-finding clinical trial to assess the safety and efficacy of active doses of COMP360 (10mg or 25mg) compared with 1mg COMP360 in 233 patients suffering with TRD, across 22 trial sites in 10 countries in North America and Europe. In November 2022, The New England Journal of Medicine published the positive results from our Phase 2b trial of COMP360 psilocybin treatment for TRD.
Trial Design
Participants who were on serotonergic medications were required to taper off their medicine at least two weeks prior to the baseline (Day -1) visit. Prior to administration, participants received at least one, and up to three, preparatory sessions with an assigned healthcare professional, in order to be informed and prepared for the COMP360 psilocybin session. During the COMP360 psilocybin session, a single dose of COMP360 was administered to participants. The objective was to provide a safe and supportive environment during the session. Participants received two post-administration follow-up (integration) sessions with their healthcare professionals in which the psychedelic experience was discussed. Participants were followed for up to 12 weeks, with a visit the day after administration followed by weekly visits for the first three weeks, and visits every three weeks for the remaining nine weeks.
Primary, secondary and exploratory endpoints
The primary endpoint of this trial was the change in the MADRS total score from baseline to week 3. MADRS, as assessed by independent raters in native language, is a widely accepted assessment of mood disorders. This variable was also being analyzed for change from baseline to Day 2, weeks 1, 6, 9 and 12. This Phase 2b clinical trial was powered to capture a statistically significant reduction in MADRS.
Secondary endpoints of the trial included:
•The proportion of participants with a response (defined as a ≥50% decrease in MADRS total score from baseline) at week 3;
•The proportion of participants with remission (defined as a MADRS total score ≤10) at week 3;
•The proportion of participants who had a sustained response at week 12. Sustained response was defined as the proportion of participants fulfilling response criteria at any visit up to and including week 3, that also fulfills response criteria at all subsequent visits up to and including week 12; and
•Time to event measures: including restarting of antidepressant medication for any reason, suicidality, hospitalization for depression, and relapse from a previous response to COMP360 psilocybin treatment.
The safety and tolerability of COMP360 in study participants was assessed based on AEs, vital signs, clinical laboratory assessments, ECG findings and suicidal ideation/behavior (measured using the Columbia-Suicide Severity Rating Scale, or C-SSRS score, at all visits).
The trial also assessed exploratory endpoints including, but not limited to, quality of life (EQ-5D-3L), functional impairment (Sheehan Disability Scale, SDS), psychosocial functioning (Work and Social Adjustment scale, WSAS), cognition (Digit Symbol Substitution Test, DSST), anxiety (Generalized anxiety disorder, GAD-7), and self-reported depression severity (QIDS-SR-16).
Enrollment Criteria
We recruited a total of 233 adult patients with TRD into the trial. We define patients with TRD as those who meet Diagnostic and Statistical Manual of Mental Disorders, 5th Edition, or DSM-5, diagnostic criteria for a single or recurrent episode of MDD without psychotic features, who have not responded to an adequate dose and duration of two, three, or four pharmacological treatments for the current episode of depression.

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

MADRS = Montgomery-Åsberg Depression Rating Scale
At week 3, 36.7% (29 patients) in the 25mg group were classified as responders (defined as a ≥50% decrease in MADRS total score from baseline), compared with 17.7% (14 patients) in the 1mg group. Furthermore, 29.1% (23 patients) in the 25mg group were deemed to be in remission (defined as a MADRS total score ≤10) at week 3, compared with 7.6% (6 patients) in the 1mg group. At week 12, 20.3% (16 patients) in the 25mg group were sustained responders (defined as meeting the MADRS response criteria at week 3 and week 12, and at least at one visit out of week 6 and week 9) compared with 10.1% (8 patients) in the 1mg group.

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

As well as looking at clinician-rated depression severity on the MADRS, the trial explored other aspects recognized as being important for patients with TRD - and essential to recovery - including positive and negative affect, anxiety, self-rated depression severity, quality of life, functioning and cognition. These exploratory measures also showed that patients in the 25mg dose group of COMP360 psilocybin treatment reported benefits on those measures over those in the 1mg group. On the Positive and Negative Affect Schedule measuring positive and negative affect, patients in the 25mg group had a higher increase in positive affect (e.g., including feeling interested, excited, strong) and a greater decrease in negative affect (including feeling distressed, upset, afraid) on the day after COMP360 administration and at the questionnaire’s final administration at week 3. On scales measuring anxiety (the Generalized Anxiety Disorder – 7 item scale), self-rated depression (QIDS-SR-16) and functioning (Sheehan Disability Scale and Work and Social Adjustment Scale), a greater improvement was also shown at week 3 by patients in the 25mg group compared with the 1mg group. A post-hoc analysis of the 16 sustained responders in the 25mg group found that changes in quality of life, self-reported depression severity, and functioning, were clinically meaningful, with mean scores for these patients returning to “normal” levels and maintained to 12 weeks, the end of the trial. Additionally, sustained responders were found to have clinically meaningful increases in positive affect from baseline at day 2 and week 3.

COMP360 25mg
EQ-5D-3L total score
1
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0
Baseline
Week 3
Week 12
Sustained responders
Sustained non-responders

COMP360 25mg
QIDS-SR-16 total score
20
18
16
14
12
10
8
6
4
2
0
Baseline
Day 1
Day 2
Week 1
Week 2
Week 3
Week 6
Week 9
Week 12
Sustained responders
Sustained non-responders

COMP360 25mg
PANAS positive affect total score
40
35
30
25
20
15
10
5
0
Baseline
Day 2
Week 3
Sustained responders
Sustained non-responders

COMP360 was generally well tolerated, with more than 90% of treatment-emergent adverse events (TEAEs) being mild or moderate in severity and greater than 77% of TEAEs occurring on the day of administration being resolved on the same day or the next day. 179 patients reported at least one TEAE; the most common TEAEs across treatment groups (>10% overall incidence) were headache, nausea, fatigue, and insomnia. There were 12 patients, 5 patients in the 25 mg group, 6 patients in the 10 mg group and 1 in the 1 mg group, who reported treatment-emergent serious adverse events (TESAEs). These TESAEs included, among others, suicidal behavior, intentional self-injury, and suicidal ideation, which are regularly observed in a TRD patient population. Two thirds of the patients had previous thoughts of wishing to be dead, as assessed by a suicidality scale completed during patient screening; this included all patients reporting one of these adverse events, meaning that patients who experienced these events during the trial had said in patient screening that they had had suicidal thoughts prior to the trial.
Overall, 209 patients completed the study; there were five withdrawals from the 25mg group, nine from the 10mg, and 10 from the 1mg.

Phase 2 Study of COMP360 Psilocybin Treatment as Adjunct to SSRI Antidepressants
In addition to our completed Phase 2b trial, we also completed a Phase 2 trial of the safety and efficacy of COMP360 in TRD patients when administered as an adjunct to SSRIs. Results of this study were published in Neuropsychopharmacology in July 2023.
This open-label study included 19 patients from clinical sites in Ireland and the United States. The primary endpoint was the change in baseline MADRS total score at 3 weeks in patients having 25mg COMP360 psilocybin treatment given in augmentation with their existing SSRI antidepressant regimen.

Clinical Findings
The baseline MADRS score of participants entering the study was 31.7, representing moderate to severe depression. At week 3, 8 of the 19 participants (42.1%) were responders and all 8 were also remitters. The mean reduction from baseline observed in MADRS total score was 14.9 at week 3. There was a rapid response from day 2 to week 3 after COMP360 therapy, which is consistent with the Phase 2b result.

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
Phase 3 Registrational Program and Supportive Studies
Our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD is ongoing. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:

• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo. We are conducting the COMP005 study at sites in the U.S. We are nearing completion of enrollment and expect to report top-line six-week data in the second quarter of 2025 and then the 26-week 005 data once all participants in the 006 trial have completed Part A of the ‘006 trial.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase therapeutic response. We are conducting this study at sites in the U.S., UK, Canada and Europe. We expect to report 26-week data by the second half of 2026.
• The primary endpoint in both pivotal trials is the change from baseline in MADRS total score at week 6.

Each of these trials has three parts: Part A is the primary efficacy portion at Week 6, Part B is a blinded 20 week portion and Part C is a 26-week open-label portion. In Part B, participants who complete Part A will be followed for 20 weeks and those who meet criteria for re-treatment will have the option to receive an additional treatment dose according to their assigned dose. Participants who complete part B and go into Part C during which participants who meet criteria for re-treatment may receive a 25mg dose of COMP360 psilocybin. We believe that this design will enable us to appropriately characterize the efficacy, safety and durability of COMP360 administration.

During the first quarter of 2023, we also commenced a Phase 2 (n=102) study to investigate the safety and tolerability of COMP360 psilocybin treatment in patients with major depressive disorder, or MDD. In addition, pharmacokinetics of COMP360 psilocybin treatment will be investigated. We expect to submit the results of this study as part of our submission package for approval of COMP360 psilocybin treatment in TRD.

Phase 2 Study in PTSD

We completed a Phase 2 clinical trial to assess the safety and tolerability of COMP360 psilocybin treatment, as a monotherapy in participants with PTSD, as a result of trauma experienced as adults. It was a multicenter, fixed-dose open label study. Participants were required to taper off their medicines. Twenty-two participants received a single 25mg dose of investigational COMP360 psilocybin treatment. In line with the study design, participants were monitored for a 12-week period post dosing.

In May 2024, we reported top-line results from this study. The study met its primary safety endpoint and available secondary efficacy endpoints. Study observations included meaningful and sustained symptom improvement from baseline in mean CAPS-5 total score, a measure of disease severity, and in Sheehan Disability Scale (SDS) score, a measure of functional impairment in daily life. Administration of COMP360 was well-tolerated, with a safety profile consistent with previous studies.
The key findings include:
• Administration was generally well tolerated, with no serious adverse events observed. There were no treatment-emergent serious adverse events. Treatment-emergent adverse events included headache (n=11 or 50.0%), nausea (n=8 or 36.4%), crying (n=6 or 27.3%), and fatigue (n=6 or 27.3%). There were two adverse events of suicidal ideation that resolved during the study. The first was a moderate and transient event which resolved on administration day in a patient who went on to be a responder, and it was deemed to be related to study drug. The second event was mild and occurred at week 7 in a non-responder, resolved during the study, and was deemed to be possibly related to study drug. Both participants had previous history of suicidality as measured by the Columbia-Suicide Severity Rating Scale.
• Durable improvement in symptoms from baseline observed following a single administration. Improvement in mean CAPS-5 total score from a baseline of 47.5 was observed (29.9 point reduction at week 4 and 29.5 point reduction at week 12).
• Improvement over time in Sheehan Disability Scale (SDS) measure of functional impairment over 12 weeks. From a mean SDS total score of 22.7 at baseline, there was a 11.7 point reduction at week 4 and a 14.4 point reduction at week 12.
• High and sustained rates of response and remission relative to baseline, with early onset of symptom improvement. Response, as defined by patients experiencing a ≥ 15-point improvement on CAPS-5 score, was 81.8% at week 4 and 77.3% at week 12. Remission, as defined by CAPS-5 total score of ≤ 20, was 63.6% at week 4 and 54.5% at week 12.
• No patients withdrew from the study and no patients returned to antidepressant medication treatment during the trial.

The open-label, multi-center, phase 2 safety study evaluated investigational COMP360 psilocybin treatment in 22 patients with PTSD resulting from trauma in adulthood. Participants received a single 25mg dose along with psychological support. Psychological support was provided by a licensed medical professional to ensure patient safety, which consisted of preparing participants for the treatment session, observing and being present with patients during the session and supporting them after the session. Primary endpoint was safety at week 12; available secondary endpoints were change in CAPS-5 from baseline and change in SDS total score from baseline.
The mean baseline severity of symptoms was a baseline of 47.5 (minimum of 25; maximum of 64) CAPS-5 total score, which is considered severe. The CAPS-5 assessment involves a structured interview that provides a PTSD diagnosis and measures symptom severity. The average age of participants at the time of screening was 39 and patients diagnosed with complex PTSD were excluded from study eligibility. The study was conducted at The Institute of Psychiatry, Psychology and Neuroscience at King’s College London, Icahn School of Medicine at Mount Sinai in New York and Sunstone Therapies in Rockville, Maryland.

Phase 2 Study in Anorexia

We closed enrollment in the second half of 2024 for a double-blind randomized controlled Phase 2 clinical trial investigating the safety and efficacy of COMP360 psilocybin in participants with anorexia nervosa. It is a multicenter study and enrolled 32 patients. We expect to report data from this study in 2025.

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

Preclinical and Drug Discovery Programs
Prior to our strategic reorganization in the fourth quarter of 2024 and decision to stop all non-COMP 360 preclinical activities to allow us to focus entirely on advancing development of our investigational COMP360 psilocybin treatment, we progressed a number of preclinical initiatives during 2024. We retain rights to these preclinical assets and may in the future decide to resume our preclinical activities.
Mechanistic Studies
We continue to work with a small group of academic researchers and CROs to investigate mechanistic characteristics of psilocybin treatment. We currently have a network of studentships predominantly within the United Kingdom (namely at the following universities: University of Oxford, University of Bristol, University of Reading and University of Southampton, University of Cardiff) to research elements of this work. Our mechanistic research utilizes our COMP360 and currently focuses on the following themes:
•Study of the mechanisms by which psilocin, the active moiety of our high-purity polymorphic crystalline formulation of psilocybin, and other psychedelic agents engage receptors in recombinant cell-based assays (collaboration with Professor Trevor Sharp, University of Oxford). The aim here is to understand which systems are optimal to use for discovery research, how different drugs may influence receptor-mediated signal transduction, and how mechanisms of biased agonism may play into mechanistic effects;
•Through collaborations with the University of Bristol (Professor Emma Robinson and Professor Jack Mellor , in particular), we are also investigating the integrated electrophysiological response to psychedelic administration, to determine how changes in neuronal excitatory activity mediate brain-wide changes in resting state network activity and how these influence sustained changes in behavior;
•Preclinical academic collaborations with the University of Bristol, Harvard University, Oxford University and the Southern Denmark University have studied the effects of our high-purity polymorphic crystalline formulation of psilocybin on different aspects of behavior, including affective bias, reward learning and compulsive behavior that may provide insights relevant to information processing alterations frequently observed in mental health conditions. In particular, work at the University of Oxford (collaboration with Professor Mark Walton) is utilizing novel behavioral pharmacological techniques to assess the impact of our high-purity polymorphic crystalline formulation of psilocybin for effects on cognitive flexibility at periods hours to days after administration.
•Collaborations with the University of Reading and the University of Southampton also focus on understanding what the potential role of inflammatory modulating processes might be in the mechanism of action of COMP360, and consider whether COMP360 may have utility in other types of CNS indications. Collaborations with the University of Cardiff (Professor Dominic Dwyer) will also consider effects of COMP360 on measures of affective behavior and anhedonia in transgenic mice carrying disease-relevant genetic mutations, and integrate these findings with cellular and electrophysiological changes;
These studies will further our understanding of the mechanism of action for COMP360 and could inform our future decisions over which other indications, if any, to explore, beyond TRD and PTSD.

Drug Discovery Center
On August 5, 2020, we established a Drug Discovery Center under a sponsored research agreement with the University of the Sciences in Philadelphia, Pennsylvania (which merged into Saint Joseph’s University in 2022), or USciences, to focus on developing optimized psychedelic and related compounds targeting the 5-HT2A receptor, which is believed to mediate the potential therapeutic effects of psychedelics. Further to the strategic reorganization we announced in the fourth quarter of 2024 and our decision to stop non-COMP360 preclinical and discovery work and focus all our resources on advancing development of our investigational COMP360 treatment, this agreement with USciences was not renewed and will terminate in the second quarter of 2025.

Pursuant to the agreement, USciences performed research services on our behalf, and granted us an exclusive, royalty bearing, worldwide license, including rights to sublicense, all jointly held intellectual property for any and all purposes, and a non-exclusive, fully paid-up, worldwide license to any pre-existing intellectual property utilized over the course of performing the services. As of December 31, 2024, we had identified one compound under this agreement. If in the future we decide to resume development efforts for this compound, we would be obligated to make tiered payments upon completion of certain milestones to USciences for up to an aggregate of $0.9 million per licensed product covered by a valid claim of a patent included in the intellectual property rights licensed to us under the agreement, as well as a low single-digit royalty percentage on annual net sales of licensed products covered by a valid claim of a patent included in the intellectual property rights licensed to us under the agreement, subject to certain reductions. In addition, USciences is entitled to a low double-digit percentage of sublicense revenue for agreements entered into prior to a Phase 2 trial, and a mid-single-digit percentage of sublicense revenue for agreements entered into after the start of a Phase 2 trial.
Ongoing research on prodrug development led to a number of potential candidate leads being identified. We retain rights to these potential candidates and in the future to the extent that we decide to resume non-COMP360 preclinical activities we may continue such potential candidates through further research-based development.
Investment
Delix Therapeutics
On March 6, 2020 we made a strategic investment to acquire 1,250,000 shares of series seed preferred stock in Delix Therapeutics, Inc., a clinical-stage neuroscience company developing novel neuroplasticity-promoting therapeutics for psychiatric and neurological disorders..

Using Digital Technology
We believe digital technology can help increase patient access to mental health treatment and services and manage their mental health conditions. Furthermore, digital tools have the potential to enable greater self-care, as they may support patients managing depressive episodes on their own and may complement and augment psychotherapy and pharmacological treatments.
Working with third parties, we currently use digital technology in our clinical trials in a number of ways:
•An online and mobile app preparation platform for participants in our TRD trial to educate them and help prepare them for their psilocybin experience;
•A web-based “shared knowledge” interactive healthcare professional training platform, complementing our comprehensive face-to-face training program;
•Collection of measurements in our clinical trials, including remote data collection using mobile devices so patients do not need to travel into study sites for all in-clinic visits;
•Collection of some digital phenotyping information through the measurement of human-smartphone interactions; and
•Harnessing AI and natural language processing capabilities to potentially characterize the mechanism of change and assess fidelity to our treatment protocol for psychological support.

We have built an in-house digital team with experience in digital technology, engineering and AI, which we refer to as augmented intelligence as well as artificial intelligence. This team has focused on researching and developing proprietary digital tools and technology to test evidence-based methods for assessing mental health treatments. We are exploring externalizing this team and these technologies and the associated intellectual property to a new company established by our co-founders, George Goldsmith and Ekaterina Malievskaia that could potentially support an evidence-based approach for any company developing or delivering mental health treatments. We expect to have a final decision on this externalization in the second quarter of 2025.
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
We recognize that COMP360 psilocybin treatment, if approved, represents a new approach for many clinical practices and that delivering COMP360 is expected to require the ability to implement COMP360 seamlessly within a provider’s operating practice. In order to ensure we understand implementation challenges, we entered into agreements with different types of healthcare delivery centers, including Hackensack Meridian Health, a leading not-for-profit health care organization in New Jersey, and Greenbrook TMS (acquired by Neuronetics, Inc. in December 2024), which operates a network of treatment centers throughout the United States, to research and investigate models for the delivery of scalable, commercial COMP360 psilocybin treatment within various types of healthcare delivery systems, assuming FDA approval.
We have established Centers of Excellence to serve as research facilities and innovation labs. In strategic collaboration with King’s College London and South London and Maudsley NHS Foundation Trust, or SLaM, we opened The Center for Mental Health Research and Innovation with an overarching goal of accelerating patient access to evidence-based innovation in mental health care by driving forward research in psychedelic therapies through, among other things, the development of working model psychedelic treatment clinics, training programs, conducting clinical trials, and data analysis. The Center currently serves as a clinical trial site for our Phase 3 COMP006 trial.

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
Currently, only two pharmacotherapies are approved for TRD in the U.S.: Spravato (esketamine), marketed by Janssen, which is an NMDA receptor antagonist; and olanzapine and fluoxetine hydrochloride capsules, which are available generically. Because TRD, by definition, encompasses patients who have not been helped after two or more MDD therapies, antidepressants indicated for use in MDD are frequently prescribed, combined or augmented with a second agent to treat TRD patients. Several biopharmaceutical companies have therapies in clinical development for TRD. We are aware that Supernus

Pharmaceuticals, Neurocrine Biosciences, GH Research and Beckley Psytech, among others, are developing treatments for TRD or inadequate response to treatment in major depressive disorder.
Multiple somatic therapies are also used in TRD, such as ECT and rTMS. Psychotherapeutic approaches, like CBT, are used for MDD and TRD patients.
We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25 mg in as a treatment for major depressive disorder, which is expected to enroll approximately 240 adult patients. Usona has 26 clinical trial sites, continues to progress its Phase 3 trial and expects to complete the primary endpoint in its Phase 3 trial in April 2025 and the long-term follow-up portion of its Phase 3 trial in April 2026. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin to treat mental health illnesses, including Cybin Inc. In March 2024, Cybin announced the design of its Phase 3 program for its deuterated psilocybin analog for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately 550 adult patients. In November 2024, Cybin announced the initiation of its Phase 3 program.

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
Australia, Brazil, Canada, China, Colombia, Eurasian Patent Organization, European Patent Office, Hong Kong, Indonesia, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, Thailand, and South Africa.

US	10,947,257	Oral dosage forms of crystalline psilocybin; Methods of treating major depressive disorder (MDD)	ca.2038*
US	10,954,259	Crystalline psilocybin; Pharmaceutical formulations; Method of treating MDD	ca.2038*
US	11,180,517	Method of treating treatment-resistant depression	ca.2038*
US	11,505,564	Method of manufacturing	ca.2038*
US	11,629,159	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	11,851,451	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	11,939,346	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	18/433,051	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038
US	18/767,494	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038
US	18/989,682	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038
GB	2571696	Method of manufacturing	ca. 2037*
GB	2572023	Crystalline psilocybin; Pharmaceutical formulations; Medical uses (including for treatment-resistant depression); Method of manufacturing	ca. 2038*
GB	2576059	Pharmaceutical formulations	ca. 2038*
GB	2588505	Method of manufacturing	ca. 2038*
GB	2588506	Crystalline psilocybin; Pharmaceutical formulations; Method of manufacture	ca. 2038*
DE	202018006384	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
PCT	WO/2020/212951	Methods of treating anxiety disorders and other conditions	ca. 2040*	Applications filed in Australia, Canada, China, European Patent Office, Hong Kong, Japan and Republic of Korea.
US	11,564,935	Method of treating PTSD	ca. 2040*
US	11,738,035	Method of treating anorexia	ca. 2040*
US	11,865,126	Method of treating anxiety	ca. 2040*
US	18/522,440	Method of treating eating disorders	ca. 2040*

PCT	WO2020/212948	Methods of treating neurocognitive disorders and other conditions	ca. 2040*	Applications filed in Australia, Canada, China, European Patent Office, Hong Kong, Japan and Republic of Korea.
US	17/604,606	Method of treating attention-deficit hyperactivity disorder, autism spectrum disorder, or chronic pain	ca. 2040*
PCT	WO2020/212952	Methods of treating depression and other disorders	ca. 2040*	Applications filed in Australia, Canada, China, European Patent Office, Hong Kong, Japan, Republic of Korea and Taiwan.
US	17/604,610	Method of treating depression	ca. 2040*
PCT	WO2022/207746	Pharmaceutical formulations	ca. 2041*
Applications filed in Taiwan, Argentina, Australia, Brazil, Canada, China, Columbia, European Patent office, , Indonesia, Israel, Japan, Hong Kong, and Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, Thailand, Vietnam, and South Africa.

US	18/285,109	Pharmaceutical formulations	ca. 2041*
PCT	WO 2023/86252	Redosing schedules for subjects with treatment resistant depression	ca. 2042*	Applications filed in Australia, Canada, China, European Patent Office, Japan, Republic of Korea, Mexico, New Zealand, and Singapore.
US	18/703,950	Redosing schedules for subjects with treatment resistant depression	ca. 2042*
PCT	WO 2023/114097	Method of treating treatment resistant depression with psilocybin and serotonin reuptake inhibitor	ca. 2042*	Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan, Republic of Korea, Mexico, New Zealand, and Singapore.
US	18/718,103	Method of treating treatment resistant depression with psilocybin and serotonin reuptake inhibitor	ca. 2042*
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

On November 22, 2022, Porta Sophia filed a Third-Party Observation against international patent application WO2022/207746. On October 31, 2024, Porta Sophia filed a Third Party Submission against U.S. patent application 18/285,109, which is the U.S. national phase entry of WO2022/207746.
Trademarks

The Company has pursued protection for its trademarks across Classes 5, 9, 10, 35, 41, 42, 44 or various combinations thereof. Our trademark portfolio includes active filings for the COMPASS, COMPASS PATHWAYS, C Design, MYPATHFINDER, CHANTERELLE, COMPASS PATHWAVES, NUFONDIS, and EMPAQUIST marks in the United States, European Union, and United Kingdom, as detailed in the chart below.

The Company owns registrations for the COMPASS, COMPASS PATHWAYS, C Design, and MYPATHFINDER marks in the United States, European Union, and United Kingdom; and for the CHANTERELLE, COMPASS PATHWAVES, NUFONDIS and EMPAQUIST marks in the European Union and United Kingdom. Applications are pending for the CHANTERELLE, COMPASS PATHWAVES, NUFONDIS, and EMPAQUIST marks in the United States. The Company also owns trademark registrations and pending applications in other countries.

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

Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record-keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.
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
The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, administration procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable safety risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase 1 investigations, must be submitted within specific time-frames for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.
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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements. In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period until November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. In late 2024, the FDA announced it is allowing a further exemption period for eligible trading partners who have successfully completed or made documented efforts to complete data connections with their immediate trading partners, but still face challenges exchanging data. The exemption period for eligible manufacturers and repackagers now extends until May 27, 2025. The DSCSA requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Failure to comply with statutory and regulatory requirements may subject a manufacturer to legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.
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
Clinical Trial Approval
In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022 and overhauls the system of approvals for clinical trials in the EU. Specifically, the Clinical Trials Regulation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. The transitory provisions of the Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Clinical Trials Regulation.
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
Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by EU centralized marketing authorizations. On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the United Kingdom.
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
The PRIME scheme is open to medicines under development and for which the applicant intends to apply for a MAA through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new therapy methods or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, applicants from the academic sector or SMEs (small and medium sized enterprises) may submit an eligibility request at an earlier stage of development if compelling non-clinical data in a relevant model provides early evidence of promising activity, and first in man studies indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability.
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

An orphan designation provides a number of benefits in the EU, including fee reductions, regulatory assistance and the ability to apply for a centralized marketing authorization. The application for orphan designation must be submitted before the application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The grant of a marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or competent authorities of the Member States can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example because the product is sufficiently profitable not to justify market exclusivity. There are also limited derogations from the ten-year period of market exclusivity pursuant to which marketing authorization may be granted for a similar medicinal product in the same therapeutic indication. These are where: (i) the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to the second medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.
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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024 the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

At present, the UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework with respect to medicines continued to apply in Northern Ireland for a period following Brexit). Except in respect of the EU Clinical Trials Regulation, the regulatory regime in the UK therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a the UK marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.
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
The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny on interactions between healthcare companies and healthcare providers, which has led to a number of significant investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including our arrangements with physicians and other healthcare providers and entities, such as our Centers of Excellence or healthcare professionals providing psychological support in our clinical trials, are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), imprisonment, and additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our Centers of Excellence and healthcare professionals providing psychological support in our clinical trials, are found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions.
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
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions.  In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; imposes new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The overall impact that the IRA will have on our business and the healthcare industry in general is not yet known.
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
In addition, President Biden issued multiple executive orders that have sought to reduce prescription drug costs. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans." President Trump may issue new executive orders designed to impact drug pricing. Although any proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, both the Trump administration and Congress have indicated that they will continue to seek measures to control drug costs.
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
Human Capital Management

As a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health, our team is the key to our success, and we believe it is essential to invest in building an engaged, inclusive, supported, and incentivized workforce who can help us achieve our vision of a world of mental wellbeing. As of December 31, 2024, we had 166 employees, which represented a decrease of 11% compared to the prior year, of whom 125 employees are engaged in research and development activities and 41 employees are engaged in general administrative functions. As of December 31, 2023, we had 186 employees, of whom 141 employees are engaged in research and development activities and 45 employees are engaged in general administrative functions. As of December 31, 2024, 42% of our employees are located in the US, while the remaining 58% are located in the UK.
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

•a global employee assistance program run by certified counselors, offering up to 10 therapy sessions per issue for team members and full access to online resources for their families;

•one-to-one confidential well-being check-ins, onboarding and off boarding with our well-being community lead;

•community circles, providing a forum for employees to discuss any topic with colleagues, providing open communication and support;

•team meetings periodically include well-being segments facilitated by our well-being community lead and we use well-being team surveys and manager-led discussions during team meetings to identify and overcome any wellbeing issues;

•periodic training for managers on how to address well-being issues in their teams and provide support;

•access to a meditation app with weekly group meditation sessions; and

•company-wide shutdown over the year-end holiday, to make it easier for team members to disconnect during their time off.

In 2023 we signed the StigmaFree pledge organized by the National Alliance on Mental Illness (NAMI), as part of our commitment to a company culture of openness, acceptance, and understanding about employees’ overall mental health and well-being. In 2024, after a thorough and rigorous selection process, we were approved as a Corporate Sponsor of NAMI, enabling an even stronger partnership with them. NAMI is the largest grassroots mental health organization in the United States dedicated to building better lives for the millions of Americans affected by mental illness.
Employee Development and Training

We believe that the individual growth of our employees will fuel the company’s growth over time since our talent is uniquely experienced in our pioneering work. We are committed to the continued development of our employees, and to support their growth. To help us identify, foster, and retain high performing employees, we have a range of resources and initiatives, including talent reviews to assess and calibrate talent for the purposes of rewards and development, a process for performance and development goals that is tied to employees receiving feedback throughout the year and assessing individual performance and rewards at the end of the year, and job architecture, providing employees with guidance and clear pathways for developing and progressing their career and twice-yearly promotions cycle.

Compensation and Benefits

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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $155.1 million for the year ended December 31, 2024 and $118.5 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $534.7 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our expected losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and related preparatory work for the NDA filing;
•initiate a late-stage development program in PTSD;
•continue the training of qualified healthcare professionals to provide psychological support in our Phase 3 program and other clinical trials;
•service our outstanding indebtedness;
•may in the future resume and pursue research and development programs for our other preclinical stage therapeutic candidates and discovery-stage programs and/or develop and seek regulatory approval for any future therapeutic candidates that successfully complete clinical trials;
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
We have funded our operations since our initial public offering, or IPO, in 2020, through public equity offerings, private placements of ADSs and warrants and debt financing. To become and remain profitable, we will need to continue developing and eventually commercialize treatments that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing our Phase 3 program of COMP360 in TRD and other clinical trials of COMP360 or any future therapeutic candidates, training a sufficient number of qualified healthcare professionals to provide psychological support in our clinical trials, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin treatment and any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if COMP360 psilocybin treatment or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Under the terms of the 2025 ADS Warrants, following the time when the 2025 ADS Warrants become exercisable and provided the closing price of our ADSs is above the warrant exercise price of $5.796 per ADS for at least three consecutive trading days, we may elect to force the exercise of some or all of the 2025 ADS Warrants. If we force the exercise of all of the 2025 ADS Warrants, we would receive an additional $203.2 million in gross proceeds. However, we cannot predict if we will have the ability to force the exercise of the 2025 ADS Warrants. We are only permitted to force the exercise of the 2025 ADS Warrants following the public release of the 26-week results from our COMP005 clinical study and only if the closing price of our ADSs is greater than the 2025 ADS Warrant exercise price of $5.796 per ADS for each of the three consecutive trading days prior to the delivery of the forced exercise notice. Therefore, we have not included any anticipated proceeds from such exercises of the 2025 ADS Warrants in our estimate of our cash runway. In addition, if the outstanding PIPE Warrants are exercised in full for cash, we would receive an additional $122.4 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $165.1 million as of December 31, 2024, together with the net proceeds raised to date during the first quarter of 2025 of $140.4 million, will enable us to fund our operating expenses and capital expenditure requirements at least through the planned 26-week data read-out from our COMP006 study, which is expected in the second half of 2026. We have experienced delays in our Phase 3 program in the past and if we experience additional delays in the future, we may not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements through completion of the 26-week data read-out from our COMP006 study. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD and clinical and preclinical supporting studies and related preparatory work for the NDA filing;
•the design, size and timing of the late-stage development program in PTSD that we plan to initiate;
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
•the costs of training qualified healthcare professionals to provide psychological support in our Phase 3 program and other clinical trials;
•the costs of establishing research collaborations, such as our Centers of Excellence and the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
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
•the impact of macroeconomic events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S.; and
•the costs of operating as a public company.
Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the volatile capital markets environment, lower prices for many securities, fluctuating inflation and interest rates, concerns about potential recessionary factors may affect our ability to raise additional funding, including through the exercise for cash of the 2025 ADS Warrants and/or PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, conflict in the Middle East, fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the risk of economic slowdown or recession in the U.S., the potential for significant changes in U.S. policies or regulatory environment or disruption for U.S. government agencies or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.
We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. Recent capital market conditions, including the impact of inflation, have increased borrowing rates compared to rates in the recent past and can be expected to significantly increase our cost of capital as compared to prior periods. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our ADSs, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain a minimum cash balance of $22.5 million and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to COMP360 or any future therapeutics candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
In addition, heightened regulatory scrutiny or uncertainty in the regulatory environment could have a negative impact on our ability to raise capital. Our business activities rely on developing laws and regulations in multiple jurisdictions. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding our investigational COMP360 psilocybin treatment or any future therapeutic candidates may adversely affect our business and operations, including without limitation, our ability to raise additional capital.
The outstanding warrants may not be exercised and we may not receive any additional funds upon the exercise of our outstanding warrants.
As of December 31, 2024, we had 12,324,700 outstanding PIPE Warrants. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three year period ending in February 2027 and have an exercise price of $9.93, which is higher than the current trading price of our ADSs. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price.
In our 2025 Financing, we issued and sold an aggregate of 35,059,448 2025 ADS Warrants which have an exercise price of $5.7960 per ADS. The 2025 ADS Warrants are not yet exercisable and will become exercisable following the public release of the 26-week results from our COMP005 clinical study. The 2025 ADS Warrants will expire after three years. Once the 2025 ADS Warrants become exercisable, we may force the exercise of the 2025 ADS Warrants, in whole or in part, by delivering a notice of forced exercise to the holders if our ADS price is above the warrant exercise price, which is $5.7960, for the three prior consecutive trading days prior to the delivery of the forced exercise notice. Even though we have the right to force the exercise of the 2025 ADS Warrants the 2025 ADS Warrants may never become exercisable and even if exercisable, the closing price of our ADSs may never exceed the exercise price of the 2025 ADS Warrant for three consecutive trading days, in which case we would not be able to force the exercise of the 2025 ADS Warrants. In addition, there is no guarantee holders will elect to exercise the 2025 ADS Warrants, in the event we are not able to or choose not to force the exercise of such warrants. Whether the holders elect to exercise the 2025 ADS Warrants is dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not exceed the exercise price of the 2025 ADS Warrants prior to their expiration. Thus, the 2025 ADS Warrants may expire unexercised and we may never receive any additional proceeds.
In addition, the PIPE Warrants and the 2025 ADS Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants and 2025 ADS Warrants, respectively, in which case we would not receive any additional proceeds. If the PIPE Warrants and the 2025 ADS Warrants are not exercised for cash, or only a portion of the PIPE Warrants or the 2025 ADS Warrants are exercised for cash, we would need to obtain additional funding from other sources and may need to raise funds earlier than expected. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Adequate additional financing may not be available to us on acceptable terms or at all.
We will not receive any meaningful amount of additional funds upon the exercise of the pre-funded warrants; however, any exercise would increase the number of ADSs outstanding and result in dilution to our existing shareholders.
In our 2025 Financing, we issued and sold 11,044,720 pre-funded warrants. Each pre-funded warrant will be exercisable until it is fully exercised and by means of a cash payment of the exercise price of $0.0001 per ADS or by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of ADSs representing ordinary shares determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional ADSs will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our ADSs and will increase the number of ADSs outstanding.

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
Raising additional capital through equity financings may cause dilution to holders of our ordinary shares and ADSs and raising additional capital through debt financings, strategic partnerships, collaborations or any other means may restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates.
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants and/or the 2025 ADS Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the outstanding PIPE Warrants and all of the outstanding 2025 ADS Warrants were exercised, we would issue 47,384,148 ADSs which would result in significant dilution to our shareholders. In addition, we have raised additional funds in the past and may raise additional funds in the future by issuing equity securities under our ATM Facility and, as a result, our stockholders have in the past and may in the future experience dilution. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain a minimum cash balance of $22.5 million and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.

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
If an event of default occurs, Hercules could accelerate all of the amounts due under the Loan Agreement. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise their rights to take possession and dispose of the collateral securing the Loan Agreement, which includes substantially all of our property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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
Even if we were to obtain approval from the FDA, the EMA, the MHRA and foreign regulatory authorities for COMP360, any approval might contain significant limitations related to use, as well as restrictions for specified age groups, warnings, precautions or contraindications, such as a black box warning for increased risk of suicidal thoughts and behaviors. Furthermore, even if we obtain regulatory approval for COMP360, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize including securing availability of third-party treatment sites for the appropriate administration of our investigational COMP360 psilocybin treatment, secure adequate manufacturing, train and secure access to qualified healthcare professionals to monitor and safeguard patients during administration of COMP360 psilocybin treatment, establish a commercially viable pricing structure, obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs, and achieve the rescheduling of psilocybin and psilocin. If we, or any future collaborators, are unable to successfully commercialize our investigational COMP360 psilocybin treatment, we may not be able to generate sufficient revenue to continue our business.
The success of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will depend on several factors, including the following:
•successful completion of clinical trials, including our Phase 3 program in TRD and related clinical and preclinical studies which will support an application for approval of our investigational COMP360 psilocybin treatment;
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
•recruiting and training qualified healthcare professionals to monitor and safeguard participants receiving our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
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
•Clinical trials. Because our investigational COMP360 psilocybin treatment contains psilocybin, to conduct clinical trials with COMP360 in the U.S. prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense COMP360 and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import. The transportation of COMP360 to clinical trial sites is subject to security requirements and other controls under applicable controlled substance laws and regulations. We do not currently conduct any manufacturing or repackaging/relabeling of either COMP360 or its active ingredients (i.e., psilocybin) in the U.S. COMP360 is imported in its fully-finished, packaged and labeled dosage form. Our clinical trials outside the U.S. are subject to similar controlled substance legislation in other countries.
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
Treatments containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, COMP360 and any future therapeutic candidates we may develop. Opponents of these treatments may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these treatments. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from psilocybin misuse or risky behavior associated with recreational use of psilocybin may adversely affect our ability to obtain regulatory approval of our investigational COMP360 psilocybin treatment and, if approved, may adversely affect the commercial success or market penetration achievable by our investigational COMP360 psilocybin treatment. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
If COMP360 or any future therapeutic candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of the safety and quality of our treatments. We may face limited adoption if third-party treatment sites, prescribing healthcare professionals, qualified healthcare professionals, and patients are unwilling to try such a novel treatment. There has been a history of negative media coverage regarding psychedelic substances, including psilocybin, which may affect the public’s perception of our treatments. In addition, psilocybin elicits intense psychological experiences, and this could deter patients from choosing this course of treatment. We could be adversely affected if we were subject to negative publicity or if any of our treatments or any similar treatments distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perception, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our treatments or any similar treatments distributed by other companies could have a material adverse impact on our business, prospects, financial condition and results of operations.
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
•adding new clinical trial sites;
•availability of adequately trained healthcare professionals and appropriate third-party clinical trial sites for the administration of COMP360 psilocybin treatment in our Phase 3 program and other clinical trials, including preparation, psilocybin administration and integration of the therapeutic experience;

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
•changes in regulatory requirements, policies and guidelines, including proposed amendments to the European Union regulations related to pharmaceutical product development and marketing currently under consideration, which, once approved, will replace the current European Union regulatory framework for medicines;
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
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data. This data may not be sufficient to support regulatory submissions or approvals.
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
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions and legal or regulatory changes could prevent, limit or delay regulatory approval of a therapeutic candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, we cannot be certain of the impact on our therapeutic candidates of the proposed amendments to the European Union regulations related to pharmaceutical product development and marketing currently under consideration, which, once approved, will replace the current European Union regulatory framework for medicines. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
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
•the approval policies or regulations of the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•the potential risk of our novel treatment and delivery method, including the use of third-party clinical trial sites and qualified healthcare professionals to monitor and safeguard patients receiving COMP360 psilocybin treatment.
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
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. For example, the population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions impacting the effectiveness of our investigational COMP360 psilocybin treatment which may cause the percentage of patients, if any, that go into remission to fluctuate. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin treatment. In addition, certain diseases or conditions that we decide to target have in the past and may in the future present increased or unique challenges in clinical development. For example, drug development for anorexia nervosa is not well understood, and we experienced challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. In the second half of 2024, we closed enrollment in our Phase 2 trial in anorexia nervosa and have enrolled 32 patients in the study. Given the challenges in designing and executing clinical trials for this highly vulnerable patient population, we are considering whether to proceed with future development in anorexia nervosa. We have experienced and expect to continue to experience some recruitment challenges based on the patient populations for our clinical trials and the challenges with clinical study conduct. Moreover, these increased or unique challenges could ultimately impact our ability to seek and obtain regulatory approval in these conditions.
We depend on the enrollment of patients in our clinical trials for COMP360 and any future therapeutic candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.
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
In addition, any negative results we may report in clinical trials of COMP360 or any future therapeutic candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial of COMP360 or any future therapeutic candidates have in the past and will in the future likely increase our costs, delay the timeframe in which the results of our clinical trials will become available, slow down the COMP360 approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP 360 psilocybin treatment, if approved, and generate revenue. For example, in our clinical trials for TRD, reviewing and verifying a participant’s medical records to confirm such participant meets the inclusion criteria for TRD is time-consuming and administratively burdensome, which can delay the screening process for our clinical trials. The steps we have taken to make this process more efficient may not be successful. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates.
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions which may in the future be impacted by pandemics or public health crises. In addition, in the past, enrollment in our trials was adversely affected as a result of the COVID-19 pandemic due to limited availability of participants, the inability of patients, healthcare professionals to participate in our trials, interruptions in supply chains and delays with regulators and other similar bodies. The conduct of our trials may continue to be adversely affected by future public health crises or pandemics, despite efforts to mitigate this impact.
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
If our investigational COMP360 psilocybin treatment is approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America. In select geographies, we might also consider relying on the support of a Contract Sales Organization, or CSO, or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our treatments effectively or to market our treatments effectively since we have limited organizational experience in the sales and marketing of therapeutic substances. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any therapeutic launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our treatments on our own include:
•our inability to train an adequate number of healthcare professionals to meet the demand for COMP360 psilocybin treatment;
•the ability of healthcare professionals at third-party treatment sites to perform their roles consistently with our training and our guidelines for the administration of our investigational COMP360 psilocybin treatment;
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
If we enter into arrangements with third parties to perform market access and commercial services for any approved treatments, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any treatments that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved treatments outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our treatments or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. For example, in December 2023, we entered into an agreement with Greenbrook TMS to research and investigate models for the delivery of COMP360 treatment, if approved, within healthcare systems, including investigating the potential use and integration of digital tools within Greenbrook TMS’s existing care pathways, and there is substantial doubt regarding Greenbrook TMS’s ability to continue as a going concern due to recurring losses from operations, its ability to increase cash flow and/or raise sufficient capital to support Greenbrook TMS’s operating activities and fund its cash obligations, repay indebtedness and satisfy Greenbrook TMS’s working capital needs and debt obligations. In addition, in March 2024, Greenbrook’s shares were delisted from Nasdaq. In December 2024, Neuronetics, Inc. acquired Greenbrook TMS in an all stock acquisition, which may negatively impact Neuronetics’ willingness or ability to complete its obligations under our agreement. Our business may be adversely affected by business combinations, restructurings or other corporate transactions, worsening of our collaboration partner’s financial position or significant changes in its strategy. We may not be successful in entering into arrangements with third parties to commercialize our treatments or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our treatments effectively, to set up a sufficient number of treatment centers in third-party treatment sites, or to recruit, train and retain an adequate number of healthcare professionals to administer our treatments. In addition, we are exploring ways in which we can use digital technology to improve the patient experience and therapeutic outcomes of our treatments. Commercialization partners may lack incentives to promote our digital technology and we may face difficulties in implementing our digital technologies in third-party treatment sites through such third parties.
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
•any potential unfavorable publicity, including negative publicity associated with recreational, spiritual or medical use or abuse of psilocybin or other psychedelic drugs or with adverse outcomes or side effects from the use of psilocybin or other psychedelic drugs such as unfavorable publicity related to use of psilocybin at Oregon state-licensed psilocybin service centers under the supervision of a state-licensed facilitator;

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
If we are able to commercialize our investigational COMP360 psilocybin treatment or future treatments, our success will be dependent upon our ability to identify, qualify, prepare, certify and support third-party treatment sites that offer and administer our treatments. Our commercial model of delivering our investigational COMP360 psilocybin treatment will also involve third-party healthcare professionals before, during and after the COMP360 psilocybin administration session, which will be hosted in one of the third-party treatment sites. We intend to commercialize our investigational COMP360 psilocybin treatment and any future therapeutic candidates by building close relationships with qualified third-party treatment sites where these healthcare professionals will administer our investigational COMP360 psilocybin treatment. Because we expect our COMP360 psilocybin treatment to be subject to a REMS program and because we intend to work only with third-party sites and providers who agree to adhere strictly to our treatment protocols, we may face limitations on the number of sites available to administer our investigational COMP360 psilocybin treatment. Any such limitations could make it impracticable or impossible for some potential patients to access our investigational COMP360 psilocybin treatment, if approved, which could limit the overall size of our potential patient population and harm our future results of operations.
If we are unable to establish a sufficient network of third-party treatment sites certified under applicable standards, including regional, national, state or other applicable standards as needed to administer our COMP360 psilocybin treatment if regulatory approval is obtained, including the certifications that such third-party treatment sites may require, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations and commercialization efforts. We expect the healthcare professionals to be employed by the third-party treatment sites where the healthcare professionals administer our treatments. Third-party treatment sites could, for a number of reasons, demand higher payments for our treatments or take other actions to increase their income from selling our treatments, which could result in higher costs for payors and for our patients to get access to our treatments. For example, legal regimes may have higher levels of licensure which force us to contract with third-party treatment sites that demand higher payment rates to administer our COMP360 psilocybin treatment, if regulatory approval is obtained. In addition, third-party treatment sites may have difficulty meeting any applicable regulatory or accreditation requirements.
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
We currently rely on specially trained, qualified healthcare professionals working at third-party clinical trial sites to administer our investigational COMP360 psilocybin treatment in our clinical trials and we expect this to continue upon approval, if any, of COMP360 or any future psychedelic-based drug candidates. If third-party sites fail to recruit and retain a sufficient number of healthcare professionals or effectively manage their healthcare professionals, our business, financial condition and results of operations would be materially harmed.
We currently administer our investigational COMP360 psilocybin treatment in our clinical trials through qualified third-party healthcare professionals working at third-party clinical trial sites. However, there are currently not enough trained healthcare professionals to support administration of our investigational COMP360 psilocybin treatment at a commercial scale, and our efforts to facilitate training programs may be unsuccessful.
While we currently provide training to healthcare professionals working at third-party clinical trial sites and expect to continue providing training in the future (either directly or indirectly through third-party providers), we do not currently employ the healthcare professionals who deliver our treatments in our clinical trials and do not intend to do so in the future. Such healthcare professionals are typically employed by the third-party treatment sites. If our investigational COMP360 psilocybin treatment or any future therapeutic candidates are approved for commercialization, third-party treatment sites may demand substantial financial resources from us to recruit and retain a team of specially trained, qualified healthcare professionals to administer our investigational COMP360 psilocybin treatment or any future therapeutic candidates. If the third-party treatment sites fail to recruit, train and retain a sufficient number of healthcare professionals or if a competitor develops a similar treatment that is effective without the requirement of engaging healthcare professionals to monitor and safeguard patients receiving such treatments, our ability to offer and administer our treatments will be greatly harmed, which may in turn reduce the market acceptance rate of our treatments or limit our ability to grow our business. If this occurs, our commercialization prospects would be negatively affected and our business, financial condition and results of operations would be harmed.
Although we currently provide training and expect to continue providing training to the healthcare professionals (directly or through third-party providers), we generally rely on qualified and certified third-party treatment sites to manage the healthcare professionals and monitor the administration of our treatments and ensure that the administration process of our treatments comply with our established protocols. However, if not properly managed and supervised, there is a risk that healthcare professionals may deviate from our training protocols, fail to follow the guidelines we have established, or abuse patients during psilocybin administration sessions. The healthcare professionals might also administer unauthorized treatments to patients using illegal psilocybin compounds in “underground” clinics. Such illegal activities would put the patients at risk and subject us to potential liabilities, litigations, regulatory proceedings and reputational harm. If this were to occur, we may face serious setbacks for our commercialization process and our financial condition and results of operations would be materially harmed.

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
We have, and may in the future, set up research facilities and innovation labs, which we refer to as Centers of Excellence, in key markets. We announced the establishment of our first Center of Excellence in collaboration with The Sheppard Pratt Institute for Advanced Diagnostics and Therapeutics in Baltimore, Maryland, in January 2021. In March 2022, we announced a strategic collaboration with King’s College London and South London and Maudsley NHS Foundation Trust, or SLaM, to establish The Center for Mental Health Research and Innovation with an overarching goal of accelerating patient access to evidence-based innovation in mental health care by driving forward research in psychedelic treatments through, among other things, the development of working model psychedelic treatment clinics, our training programs, conducting clinical trials, and data analysis.

We intend to use these Centers of Excellence to gather evidence to optimize our treatment delivery and psychological support model, and train qualified healthcare professionals, conduct clinical trials, including proof of concept studies, test digital technology solutions to improve patient experience and outcomes and pursue other activities to refine our approach to delivering our investigational COMP360 psilocybin treatment safely and cost-effectively. Our efforts to design, build and staff these Centers of Excellence, or identify suitable third parties with whom we may collaborate to open these centers, will involve significant time, costs, including potential capital expenditures to acquire and develop facilities, and other resources, and may divert our management team’s focus from executing on other key elements of our business strategy. If we fail to enter into or maintain agreements with third parties to develop and operate these Centers of Excellence on reasonable terms, or at all, our ability to develop our future research programs and therapeutic candidates could be delayed, the commercial potential of our treatments could change and our costs of development and commercialization could increase. If our efforts to develop these Centers of Excellence are unsuccessful, it will have a materially adverse impact on our business, future prospects and financial position.

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
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the U.S., there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal use of “psilocybin products,” including naturally-derived psilocybin substances, in licensed facilities with supervision by licensed facilitators. Oregon psilocybin service centers opened and licensed facilitators began offering psilocybin services to adults over the age of 21 in January 2023. In November 2022, voters in Colorado approved a ballot measure legalizing the use of naturally-derived psilocybin and psilocin in state-regulated centers under the supervision of state-licensed facilitators and Colorado began accepting licensing applications on December 31, 2024. Some cities have also passed measures that decriminalizes or minimizes enforcement actions for psilocybin, including, for example, Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), Northampton, Massachusetts (April 2021), Seattle, Washington (October 2021), San Francisco, California (September 2022), Minneapolis, Minnesota (July 2023) and Portland, Maine (October 2023). The legalization of psilocybin without regulatory oversight or with minimal regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.
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
As a UK incorporated and tax resident entity, we are subject to UK corporation tax on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. We had accumulated trading losses for carry forward in the UK of $339.7 million and $252.3 million as of December 31, 2024 and December 31, 2023, respectively. Subject to any relevant utilization criteria and restrictions (including, but not limited to, those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is limited each year to £5.0 million per group plus, broadly, an incremental 50% of the remaining UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
As a company that carries out extensive R&D activities, we seek to benefit from the UK R&D tax relief programs, which historically consisted of the Small and Medium-sized Enterprises, or SME, R&D tax relief program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. For accounting periods starting on or after April 1, 2023 and before April 1, 2024, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying R&D activities for a cash rebate of an amount up to an effective rate of 18.6% of such qualifying R&D expenditures or 12.1% for any work that is contracted out. The majority of our research, clinical trials management and clinical manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims.
The SME Program incorporates a cap on repayable credits to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying R&D expenditure in respect of connected parties which does not exceed 15% of the total claimed. If the exception does not apply, this could restrict the amount of payable credit that we claim. SME R&D reliefs (whether by way of additional deductions or payable tax credits) are also on a per project basis and each project is limited to a maximum cap of €7.5 million.
As noted above, the SME R&D tax relief regime has been reduced such that for qualifying expenditure from April 1, 2023 the effective credit decreased from 33.3% to 18.6%. For subcontracted expenditure (paid to unconnected subcontractors), as there is a restriction to 65% of costs, the effective credit decreased from 21.7% to 12.1%. This has impacted the level of repayable credit that can be claimed. However, new rules were introduced by the Finance Act 2024 for an enhanced rate of relief for research intensive companies, which are approximately 27.0% for qualifying expenditure and approximately 17.5% for qualifying subcontracted expenditure (paid to an unconnected subcontractor). To be eligible as a research intensive company, the qualifying R&D expenditure for tax purposes must be at least 40% of the aggregate expenditure across the consolidated group. The threshold has decreased from 40% to 30% from January 1, 2025.
For the year ended December 31, 2023, the Company was uncertain whether it would meet the R&D intensity condition and therefore be eligible for the enhanced effective rate due to uncertainties over the ability to net off an exchange gain and loss arising on an intercompany loan when calculating aggregate expenditure, which was not covered by HMRC guidance. It has sought clarity from HMRC in the form of a non-statutory clearance but has not received a response. Therefore for the year ended December 31, 2023 it has assumed that it did not meet the R&D intensity condition and therefore was not eligible for the enhanced rate of relief.
For the year ended December 31, 2024 the Company believes that it meets the R&D intensity condition and has therefore calculated its R&D tax credit at the enhanced rate on the basis that it is research intensive.
As the Company believes that it meets the R&D intensity condition for the year ended December 31, 2024 and is intending to claim the enhanced rate for that period, it should automatically fulfil the expenditure conditions to be eligible for the enhanced rate in the year ended December 31, 2025. However to continue to be able to claim at the enhanced rate in that year, it must also be loss making and qualify as a small or medium sized enterprise (SME).
Restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These changes may impact the quantum of R&D relief that we are able to claim in the future and took effect for accounting periods starting from April 1, 2024, which will therefore impact us for the first time from January 1, 2025. In addition, the SME and RDEC regimes have been merged, effective for accounting periods starting on or after April 1, 2024, which will impact us for the first time from January 1, 2025. Under the new merged regime, for non-research intensive companies, the effective net credit will be 16.2% for in-house expenditure, and 10.5% for subcontracted expenditure (paid to unconnected subcontractors).
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
In the U.S., the EU and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and there may continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Healthcare Reform”.
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

•the level of taxes that we are required to pay; and

•the availability of capital.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and there may be ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from one or more of our approved products or other therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates.
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
Although we do not currently have any treatments on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any treatments for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved treatments, and other parties through which we market, sell and distribute our treatments for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Other Healthcare Laws and Compliance Requirements”.
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
Additionally, in June 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which came into effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. The CCPA provides additional data privacy rights for consumers (as that term is broadly defined) and operational requirements for companies. The CCPA required covered companies to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. In particular, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has resulted in an increase in data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities, exemplifying the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Additionally, a California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposed additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA creates a new state agency vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
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
At the federal level, a comprehensive federal data privacy bill, the American Privacy Rights Act of 2024 has been proposed and, if passed, will further change the privacy and data security compliance landscape. This proposed legislation, if passed, would also introduce new stringent privacy and data security obligations that would apply to personal data collected from throughout the U.S.
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

The UK data protection regime is independent from but currently still aligned to the EEA’s data protection regime. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data (Use and Access) Bill into the UK legislative process to reform the UK’s data protection regime following Brexit. If passed, the final version of the Data (Use and Access) Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford treatments such as our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and treatments that use psilocybin or psilocin are precluded from reimbursement in the U.S. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given treatment by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., Europe or elsewhere will be available for any treatment that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Coverage, Pricing and Reimbursement”.
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
Moreover, efforts by governmental and third-party payors in the EU, the U.S. and elsewhere to cap or reduce healthcare costs may cause such organizations to limit coverage and the level of reimbursement for newly approved treatments and, as a result, they may not cover or provide adequate payment for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific treatments. We expect to experience pricing pressures in connection with the sale of our investigational COMP360 psilocybin treatment or any future therapeutic candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new treatments.
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
In addition, litigation involving our patents carries the risk that one or more of our patents will be held unenforceable, one or more claims narrowed or held invalid (in whole or in part, on a claim-by-claim basis). Such an adverse court ruling could allow third parties to commercialize our treatments, and then compete directly with us, without payment to us.
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

Risks Related to Our Dependence on Third Parties
We rely on third parties to supply drug substance and manufacture, package and distribute COMP360 and expect to continue to rely on third parties to supply and manufacture any future therapeutic candidates, and we will rely on third parties to manufacture these substances for commercial supply, if approved. If any third-party provider fails to meet its obligations to supply drug substance or manufacture COMP360 or our future therapeutic candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substances and the commercialization of any treatments, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us.

We do not currently have, nor do we plan to acquire, the infrastructure or capability necessary to manufacture COMP360 or any future therapeutic candidates, including the psilocybin incorporated into such therapeutic candidates. We rely on, and expect to continue to rely on, contract manufacturers, or CMOs, for the development, manufacture and production of the psilocybin used in our investigational treatments administered in our clinical trials and will continue to rely on such CMOs for the development, manufacture and production of any commercial supply, if our investigational treatments are approved. Currently, we engage with multiple different CMOs in the UK for all activities relating to the development, manufacture and production of all components incorporated in COMP360. Reliance on third-party providers, such as CMOs, exposes us to more risk than if we were to manufacture COMP360, or any future therapeutic candidates. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of COMP360 or any future therapeutic candidates in accordance with relevant regulations (such as the FDA’s good laboratory practices, or GLP, cGMPs or similar regulatory requirements outside the US) for the manufacture of drug substances, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Some of the suppliers currently engaged in the production process of COMP360, including our current supplier of API, have not in the past been subject to inspection by the FDA and/or EMA and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of COMP360 or any future therapeutic candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of COMP360 or any future therapeutic candidates and harm our business and results of operations.
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

Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. For example, our co-founders, George Goldsmith, who also served as our board chair, and Ekaterina Malievskaia stepped down from their executive roles effective December 31, 2022 and June 16, 2023, respectively, and stepped down from our board of directors effective March 29, 2024. David Norton served as lead independent director on our board of directors until March 29, 2024 and as interim chair, until following a global search for a permanent board chair, our board of directors appointed Gino Santini as our new independent board chair effective September 3, 2024. In addition, during 2024, Teri Loxam joined as our Chief Financial Officer, Michael Gold, MD, joined as our Chief Research and Development Officer and Lori Englebert joined as our Chief Commercial Officer.
In addition, we may experience increased employee turnover as a result of general market conditions and a competitive talent market, as well as Company-specific factors, such as a decline in the price of our ADSs, business performance, and leadership changes. Furthermore, on October 28, 2024, our board of directors authorized a strategic reorganization, which included a reduction in workforce, including some senior management roles. In addition, we are exploring a potential externalization of our digital technologies, intellectual property and associated employees. This reorganization and the potential externalization of our digital technologies and associated employees has caused and may in the future cause additional attrition and affect employee morale. Additionally, as we are operating with fewer employees than we have in prior periods, we face additional risk that we might not be able to execute on our strategic plans which may have an adverse effect on our business, financial condition, and operating results. If we are not successful in managing these transitions or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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

In addition, certain key academic and scientific personnel play a pivotal role in our collaborative partners’ research and development activities. If any of those key academic and scientific personnel who work on the development of our research programs, our investigational COMP360 psilocybin treatment and any future therapeutic candidates leave our collaborative partners, the development of our research programs, our investigational COMP360 psilocybin treatment and any future therapeutic candidates may be delayed or otherwise adversely affected.
Our employees, independent contractors, principal investigators, institutions and researchers of IISs, CROs, consultants, vendors, third-party treatment sites, healthcare professionals and collaboration partners and third parties may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.
We are exposed to the risk that our employees, independent contractors, principal investigators, institutions and researchers of IISs, CROs, consultants, vendors, third-party treatment sites, healthcare professionals or other qualified professionals and collaboration partners may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless and negligent conduct or unauthorized activities that violate, among other things: (i) the regulations of the FDA, the EMA, the MHRA and other comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.
Our commercialization model also entails the risk of malpractice and professional liability claims against both our third-party treatment sites and us as a result of actual or alleged misconduct by healthcare professionals administering our treatments. Although we, and the third-party treatment sites with which we engage, carry insurance covering malpractice and professional liability claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful malpractice or professional liability claims could result in substantial damage awards that exceed the limits of our insurance coverage and our third-party treatment sites’ insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our third-party treatment sites from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any such claims may materially and adversely affect our business or reputation.
It is not always possible to identify and deter misconduct by employees and other third parties, including healthcare professionals who monitor and safeguard participants receiving investigational COMP360 psilocybin treatment in our clinical trials, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing and future third-party treatment sites, healthcare professionals, patients and collaborators, and to our ability to attract clinics to become our third-party treatment sites offering our treatments. The promotion of our brand has required and may continue to require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing and other initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, to the extent we generate any future revenue, and to the extent that these activities yield increased future revenue, the increased revenue may not offset the expenses we incur and our business, financial condition and results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our network of third-party treatment sites, healthcare professionals and patients, could harm our reputation and brand and make it substantially more difficult for us to attract new third-party treatment sites, healthcare professionals and patients. If we do not successfully maintain, protect or enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with third-party treatment sites, healthcare professionals and patients, which would harm our business, financial condition and results of operations.
Our current and potential future digital technologies may not be successful, which may adversely affect our business, financial condition and results of operations.
We currently employ or are developing digital technologies to collect data, educate patients and healthcare professionals in our clinical trials, collect digital phenotyping information, and harness artificial intelligence. We use certain internally developed digital technologies in the conduct of our clinical trials and we continuously maintain, evaluate and improve the performance, security and reliability. In addition, we are exploring a potential externalization of our digital technologies and may rely significantly on third-parties in the future to provide us with digital technology services. There can be no assurance that these digital technologies do not or will not have inaccuracies or errors. As with any digital technology, poor performance, unreliability or errors or inaccuracies may adversely impact the conduct of our clinical trials, our reputation and our plans to use digital technologies to complement our investigational treatments. Our efforts to maintain and optimize the digital technologies used in the conduct of our clinical trials, either internally or through a third-party service provider, or to develop or acquire alternate technologies if required for the conduct of our clinical trials may involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing our clinical trials or other key elements of our strategy. If our efforts to maintain or optimize our current digital technologies, either internally or through a third-party service provider, or, if needed, develop or acquire these digital technologies are unsuccessful, it may have a materially adverse impact on the conduct of our trials, future prospects and financial position.
Our current or future digital technology solutions, including those provided by third parties, could compromise sensitive information related to our business, patients, healthcare professionals, third-party treatment sites and collaborators, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
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

A security breach or privacy violation that leads to disclosure or unauthorized use, loss of, or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, require us to verify the accuracy of database contents, and cause us to incur significant costs for remediation, including measures intended to repair or replace systems or technologies or upgrade systems to prevent future occurrences, fines, penalties, and potential increases in insurance premiums. If we are unable to prevent such security incidents or breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our digital technology solutions and tools, and our ability to conduct our clinical trials may be negatively impacted, including patient enrollment in clinical trials and to train healthcare professionals for our clinical trials, and we may suffer loss of reputation, adverse impacts on patients, physicians, clinical trial sites and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

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
A pandemic, epidemic, or outbreak of an infectious disease or other public health crises may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.
The future extent of the impact of any public health crisis on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence. For example, at the onset of the COVID-19 pandemic, we paused the enrollment of new patients into our clinical trials. In the future, we could also experience significant and material disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of COMP360 and any future therapeutic candidates due to a public health crisis. Future developments are inherently hard to predict and there can be no guarantee we will not face difficulties or additional costs in enrolling patients in our clinical trials, that we will be able to achieve full enrollment of our studies within the timeframes we anticipate, or at all, or that supply disruptions would not adversely impact our ability to initiate and complete preclinical studies or clinical trials. Any public health crisis may in the future affect employees of third-party CROs that we rely upon to carry out our clinical trials and may cause disruptions that could severely impact our business and clinical trials, including the diversion of healthcare resources away from our clinical trials, the interruption of key clinical trial activities, delays in receiving authorizations from regulatory authorities, changes in local regulations, supply chain disruptions and continued volatility in the public equity markets and global economic disruptions, among other things.
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
•the trading volume of our ADSs on Nasdaq, including the sale of ADSs held by holders from our PIPE offering or the exercise of the 2025 ADS Warrants and/or the PIPE Warrants;
•sales of our ADSs by us (including through our ATM Facility), members of our senior management and directors or our significant shareholders or the anticipation that such sales may occur in the future;
•general market conditions in the pharmaceutical industry or in the economy as a whole;
•general economic, political, geopolitical and market conditions, including the recent fluctuations in inflation in the U.S., UK and Europe, and overall market volatility in the U.S. or the UK as a result of, among other factors, macroeconomic conditions and the ongoing war between Russia and Ukraine, conflict in the Middle East, significant changes in U.S. policies or regulatory environment or similar events; and
•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $3.165 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Select Market, through February 25, 2025. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Except as described in the deposit agreement, holders of the ADSs are not able to exercise voting rights attached to the ordinary shares represented by the ADSs. The deposit agreement provides that, upon receipt of notice of any meeting of holders of our ordinary shares, the depositary will fix a record date for the determination of ADS holders who shall be entitled to give instructions for the exercise of voting rights. Upon our request, the depositary shall distribute to the holders as of the record date (i) the notice of the meeting or solicitation of consent or proxy sent by us and (ii) a statement as to the manner in which instructions may be given by the holders. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs.
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
Our ADSs trade on the Nasdaq Global Select Market in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and the pound sterling have occurred in the past and may continue in the future. Such fluctuations may result in temporary differences between the value of our ADSs and the value of our ordinary shares, which may result in heavy trading by investors seeking to exploit such differences.
In addition, as a result of fluctuations in the exchange rate between the U.S. dollar and the pound sterling, the U.S. dollar equivalent of the proceeds that a holder of ADSs would receive upon the sale in the UK of any ordinary shares withdrawn from the depositary and the U.S. dollar equivalent of any cash dividends paid in pound sterling on our ordinary shares represented by ADSs could also decline.
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
Under the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder (as defined below in the section entitled “U.S. Federal Income Tax Considerations for U.S. holders” in Part II, Item 9B. “Other Information”) holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. Based on the composition of our income and assets and the value of our assets, we believe that we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2023 and we believe that we were not a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2024. However, no assurances regarding the determination of our PFIC status can be provided for the 2023 taxable year, the 2024 taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.
If we are a controlled foreign corporation, there could be adverse U.S. federal income tax consequences to certain U.S. Holders
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” “global intangible low-taxed income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. In addition, if a non-U.S. corporation owns at least one U.S. subsidiary, under current law, any current non-U.S. subsidiaries and any future newly formed or acquired non-U.S. subsidiaries of the non-U.S. corporation will generally be treated as CFCs of such U.S. subsidiary, regardless of whether the non-U.S. corporation is treated as a CFC. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the value or total combined voting power of all classes of stock entitled to vote of such corporation.
Based on our review of beneficial ownership reports filed with the SEC, we do not believe that we were classified as a CFC for the 2024 taxable year. However, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code.
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

Shareholder protections found in provisions under the UK City Code on Takeovers and Mergers, or the Takeover Code, does not apply to us while our securities are not quoted on a UK regulated market.
As the Company’s securities are not quoted on a UK regulated market (or UK multilateral trading facility or certain exchanges in the Channel Islands or the Isle of Man), the Takeover Code does not apply to the Company. As a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids (a summary of which is set out below).
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
We are incorporated under the laws of England and Wales. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by the laws of England and Wales, including the provisions of the Companies Act 2006, and by our Articles. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. See the information under the heading “Description of Share Capital and Articles of Association—Differences in Corporate Law” in our prospectus dated October 17, 2024, filed with the SEC pursuant to Rule 424(b), which information is incorporated herein by reference, for a description of the principal differences between the provisions of the Companies Act 2006 applicable to us and, for example, the Delaware General Corporation Law relating to shareholders’ rights and protections.
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
Our results of operations have in the past and could in the future be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the U.S. and UK, have been affected from time to time by economic downturns or recessions, government shutdowns, supply chain constraints, fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine or the Middle East, the ongoing conflicts and any further escalation of geopolitical tensions related to these conflicts, including the imposition of sanctions by the U.S. and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates, increased probability of a recession and increased volatility in financial markets. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.
A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency for our wholly-owned UK operating subsidiary is the Pound Sterling, and we report our financial results in U.S. dollars. For example, inflation rates, particularly in the U.S., have seen increased levels for the last few years compared to recent history. Elevated inflation has in the past and may in the future result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. Although the U.S. Federal Reserve lowered interest rates in 2024, the U.S. Federal Reserve had previously raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and geopolitics, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, fluctuating interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, the turmoil in the banking system, such as the turmoil seen in early 2023 with the appointment of the FDIC as a receiver for several U.S. banks, may increase market volatility. Due to these and other macroeconomic factors, there is a risk of a recession occurring in the U.S., and perhaps in other major global economies. These developments may adversely affect our business, financial condition and results of operations.
The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Disruptions at the FDA, the SEC, the DEA and other government agencies caused by the change in policy of the Trump administration and decisions to reduce the number of federal employees, funding shortages or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new drugs from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including changes in government budget and funding levels, the ability to hire and retain key personnel, shifting policy priorities as a result of changes in the presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years and may in the future increase as a result. In addition, government funding of the SEC, the DEA, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025 and the current administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees.
Disruptions at the FDA, DEA and other agencies may slow conduct of our clinical trials, including without limitation due to delays in obtaining DEA licenses required for conduct of our clinical trials, and the time necessary for review and approval of COMP360 and related rescheduling decisions, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs or if the FDA, DEA or SEC experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA, DEA and the SEC to issues licenses needed for conduct of our clinical trials and timely review and process our applications or submissions, which could have a material adverse effect on our business and our timelines.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations relating to our product development activities for the U.S. market could be impacted. .
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
Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:
•economic weakness, including fluctuating inflation and interest rates, political instability, including foreign conflicts, and the emergence of any future public health crisis or any future mitigation efforts and current or future economic effects;
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
Given our reliance on technological infrastructure, we continue to evaluate internal security measures and policies. Our internal computer systems, which are managed partially by a third party, and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, pandemics and telecommunications and electrical failure. Any system failure, accident or security compromise or breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our therapeutic development programs. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or clinical trial data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, inadvertent or wrongful conduct by our employees or vendors, and other deliberate attacks and attempts to gain unauthorized access. While we conduct periodic penetration testing and perform security monitoring, as the techniques used by adversaries who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and the costs to protect our network and systems may increase.
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
As part of our enterprise risk management program, which is overseen by the audit and risk committee, we identify and review risks related to cybersecurity on a regular basis, including risks related to third-party access to our information technology systems. We conduct periodic enterprise risk assessments and report the results to the executive team and the audit and risk committee.
Our chief technology officer, with 14 years of experience in information technology, artificial intelligence and software engineering, is responsible for managing and assessing risks related to cybersecurity and data governance. Our chief technology officer is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, through our security incident response process. Our chief technology officer supervises our vice-president of information technology, who has primary operational responsibility for managing the overall cybersecurity posture and strategy, managing internal and external cybersecurity resources and organizing and leading efforts to prevent, detect and respond to cybersecurity incidents and threats. Prior to joining the company, our chief technology officer previously served in various data and technology leadership roles, including most recently as chief data officer at another biotechnology company. Our vice-president of information technology has 25 years of experience in information technology and most recently served as senior director of information technology operations and infrastructure at another biotechnology company. As part of our quarterly disclosure committee process, our chief technology officer discusses with our chief executive officer, chief financial officer and other members of the disclosure committee, any significant cybersecurity issues, including any potential risks related to cybersecurity incidents.
Cybersecurity Risk Management Strategy
Our cybersecurity risk management program is integrated into our overall enterprise risk management system. We have developed and implemented policies, procedures and practices designed to protect the information and systems that support our operations and assets. In developing our policies and procedures, we were informed by certain industry standards and guidelines. We routinely train our employees on cybersecurity awareness and our information security and data protection policies.
We have policies and procedures designed to prevent, detect and respond to cybersecurity incidents or threats. We use industry standard security and monitoring systems that are managed by our internal information technology team with support from third-party IT services firms. We also periodically conduct security testing or hire third-parties to conduct security testing, such as phishing testing and penetration testing. The results of our security testing are reported to our chief technology officer and, when relevant, with the wider executive team.
When engaging third-parties, we have procedures and protocols designed to protect our information technology systems and our confidential information. For example, before we grant third-parties access to our information technology systems, we require typically agreements with such third-parties, we ordinarily require such third parties to complete cybersecurity training and we typically require specific contract terms in our agreements with such third-parties.
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
In 2023, we entered into a lease for office space at 44 W. 37th Street, New York, NY. The lease expires in 2026.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK
Market Information and Holders of Ordinary Shares and ADSs
Our American Depositary Shares, or ADSs, each represent one ordinary share, nominal value £0.008 per share, of COMPASS Pathways plc. An ADS may be evidenced by an American Depositary Receipt issued by Citibank, N.A. as depositary bank.  Our ADSs have been listed and traded on The Nasdaq Global Select Market under the symbol “CMPS” since September 18, 2020.  As of February 25, 2025, there were approximately three holders of record of our ordinary shares, nominal value £0.008 per share, and thirteen holders of record of our ADSs. The closing sale price per ADS on The Nasdaq Global Select Market on February 25, 2025 was $3.65.
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
None.
Defaults upon senior securities
Not applicable.
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
References to “we,” “our,” “us” and “the Company” refer to Compass Pathways plc.
Overview
We are a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health. We are motivated by the need to find better ways to help and empower people with serious mental health conditions who are not helped by existing treatments. We are pioneering a new paradigm for treating mental health conditions focused on rapid and durable responses through the development of our investigational COMP360 psilocybin treatment, potentially a first in class treatment. COMP360 is our proprietary psilocybin formulation that includes our pharmaceutical-grade polymorphic crystalline psilocybin, optimized for stability and purity.
We believe that our COMP360 psilocybin treatment could offer a new approach to treatment of serious mental health conditions, including treatment-resistant depression, or TRD, which is a subset of major depressive disorder, or MDD, post-traumatic stress disorder, or PTSD, and potentially many other serious mental health conditions.
Our initial focus is on TRD, comprising patients who are inadequately served by current treatment options. In 2018, we received Breakthrough Therapy designation from the FDA for COMP360 for the treatment of TRD. In November 2021, we announced positive top-line results from our Phase 2b clinical trial evaluating COMP360 for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin treatment clinical trial completed to date. The objective of the Phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
At the beginning of 2023, we commenced our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=255): a single dose (25mg) monotherapy compared with placebo.
• Pivotal trial 2 (COMP006) (n= 568): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase therapeutic response.
• The primary endpoint in both pivotal trials is the change from baseline in the MADRS (Montgomery-Åsberg Depression Rating Scale) total score at week 6.
Beyond TRD, we have been exploring other indications, including PTSD. In May 2024, we completed and announced top-line results from our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment in participants with PTSD, as a result of trauma experienced as adults. In line with the study design, the study enrolled 22 participants, who were monitored for a 12-week period post dosing. The study met its primary safety endpoint and available secondary efficacy endpoints. Study observations included meaningful and sustained symptom improvement from baseline in mean CAPS-5 total score, a measure of disease severity, and in Sheehan Disability Scale (SDS) score, a measure of functional impairment in daily life. Administration of COMP360 was well-tolerated, with a safety profile consistent with previous studies of COMP360. Based on the data from this trial, we are in the process of designing a late-stage PTSD program.

Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations primarily with proceeds from the sale of our ordinary shares, ADSs, including in our offerings pursuant to our at-the-market, or ATM, offering program, proceeds from a loan agreement with Hercules, or the Hercules Loan Agreement, and proceeds from a private placement transaction, or the PIPE. We are party to a Sales Agreement for our ATM offering program, dated October 8, 2021, with TD Securities (USA) LLC, or TD Cowen, under which we may issue and sell from time to time up to $150.0 million of our ADSs, each representing one ordinary share, through TD Cowen, as the sales agent. Sales of our ADSs, if any, will be made at market prices. Since the establishment of the ATM offering program, through December 31, 2024, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, we entered into a new Sales Agreement to govern our ATM offering program with TD Cowen under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement and only after the registration statement covering such ATM offering program has been declared effective.
On June 30, 2023, we entered into the Hercules Loan Agreement, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through December 31, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.
We have incurred recurring losses since our inception, including net losses of $155.1 million and $118.5 million for the years ended December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024, we had an accumulated deficit of $534.7 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate. In addition, although our non-COMP360 preclinical efforts will be stopped in connection with the strategic reorganization, our spending in the future may increase if we choose to expand into additional indications or initiate the development for different therapeutic candidates. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of December 31,2024, we had cash and cash equivalents of $165.1 million. We believe that our existing cash and cash equivalents, together with the net proceeds raised to date during the first quarter of 2025 of $140.4 million, will be sufficient for us to fund our operating expenses and capital expenditure requirements at least through the planned 26-week data read-out from our COMP006 study, which is expected in the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.

Recent Developments
In January 2025, the Company issued and sold (i) 24,014,728 American Depositary Shares, each representing one ordinary share, nominal value £0.008 each, of the Company and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, pre-funded warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price is $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-Funded Warrant and accompanying 2025 ADS Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-Funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire after three years. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.796 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
Macroeconomic Conditions
We continue to monitor current macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, the potential for a government shutdown in the United States, the potential for significant changes in U.S. policies or regulatory environment or disruption for U.S. government agencies, the risk of economic slowdown or recession in the United States, the potential for significant changes in U.S. policies or regulatory environment and geopolitical tensions from the ongoing war between Ukraine and Russia and conflict in the Middle East, for any potential impact that these or other events or conditions may have on our business.
Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. Our inability to raise capital or secure other funding as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
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
General and Administrative
We anticipate we will continue to incur significant accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company. In the short-term, we expect reduced personnel expenses as a result of the reorganization that took place in the fourth quarter of 2024. However, in the long-term, we anticipate future increases in both personnel and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.
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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the year ended December 31, 2024 and 2023. We expect such elements to be eligible for R&D incentives in the future although there may be some limitations on expenditure on activities undertaken outside the UK.

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
Interest Income
Interest income relates to interest earned on cash deposits.
Interest Expense
Interest expense relates to interest paid on debt.

Corporate Income Tax Expense
We are subject to corporate taxation in the U.S. and the UK (known as corporation tax in the UK). Due to the nature of our business, we have generated losses since inception and have therefore not been required to pay UK corporation tax. Our corporate income tax expense represents only income taxes in the U.S.
Unsurrendered UK losses may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated trading losses for carry forward in the UK of $339.7 million and $252.3 million as of December 31, 2024 and 2023, respectively, which is offset by a full valuation allowance.
During the year ended December 31, 2024 and 2023, we recorded a tax provision of $1.6 million and $0.8 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
OPERATING EXPENSES:
Research and development	$119,039	$87,518
General and administrative	59,166	49,401
Total operating expenses	178,205	136,919
LOSS FROM OPERATIONS	(178,205)	(136,919)
OTHER INCOME, NET:
Benefit from R&D tax credit	21,097	12,875
Interest income	8,268	4,623
Interest expense	(4,479)	(2,204)
Foreign exchange (losses) gains	(1,032)	3,686
Other income	823	255
Total other income, net	24,677	19,235
Loss before income taxes	(153,528)	(117,684)
Income tax expense	(1,594)	(780)
Net loss	$(155,122)	$(118,464)

Comparison For The Years Ended December 31, 2024 and 2023
Research and Development
Research and development expenses consist of the following (in thousands):

	Year ended December 31,
	2024	2023	Change
Development expenses	$76,993	$48,306	$28,687
Personnel expenses	26,707	23,533	3,174
Non-cash share-based compensation expense	10,309	8,910	1,399
Facilities and other expenses	5,030	6,769	(1,739)
Total research and development expenses	$119,039	$87,518	$31,521
For the year ended December 31, 2024, the increases in research and development expenses, as compared to the same period in 2023, were primarily attributable to the following:
•an increase in development expenses associated with advancing our late-stage COMP360 clinical trials;
•an increase in personnel expenses as a result of increased staffing levels supporting our research and development teams as well as one-time costs associated with the reorganization that took place in the fourth quarter of 2024; and
•an increase in non-cash share-based compensation expense primarily due to the accounting for certain equity-based awards.
Offset by:
•a decrease in facilities and other expenses primarily due to a decrease in external consulting fees.
We expect research and development costs to continue to increase substantially through completion of our Phase 3 program for COMP360 psilocybin therapy in TRD.
General and Administrative
General and administrative expenses consist of the following (in thousands):

	Year ended December 31,
	2024	2023	Change
Personnel expenses	$23,422	$18,192	$5,230
Legal and professional fees	14,535	9,800	4,735
Facilities and other expenses	12,001	13,042	(1,041)
Non-cash share-based compensation expense	9,208	8,367	841
Total general and administrative expenses	$59,166	$49,401	$9,765
For the year ended December 31, 2024, the increase in general and administrative expenses, as compared to the same period in 2023, was primarily attributable to the following:
•an increase in personnel expenses as a result of increased staffing levels supporting our corporate functions as well as one-time costs associated with the reorganization that took place in the fourth quarter of 2024;
•an increase in legal and professional fees, primarily related to expenses associated with consulting, legal advice and patent applications; and
•an increase in non-cash share-based compensation expense, primarily due to the accounting for certain equity-based awards.
Offset by:

•a decrease in facilities and other expenses, primarily due to a decrease in banking fees and reduced insurance premiums.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development activities.
Other Income, Net
Other income, net consists of the following (in thousands):

	Year ended December 31,
	2024	2023	Change
Benefit from R&D tax credit	$21,097	$12,875	$8,222
Interest income	8,268	4,623	3,645
Foreign exchange (losses) gains	(1,032)	3,686	(4,718)
Interest expense	(4,479)	(2,204)	(2,275)
Other income	823	255	568
Total other income, net	$24,677	$19,235	$5,442
For the year ended December 31, 2024, the increase in other income, net, as compared to the same period in 2023, was primarily attributable to the following:
•an increase in the benefit from R&D tax credit primarily due to higher R&D expenditures claimed at the enhanced research intensive rate in the current year; and
•an increase in interest income primarily due to higher interest rates earned on higher cash deposit levels.
Offset by:
•a decrease due to foreign exchange losses following remeasurement of foreign currency denominated assets and liabilities; and
•an increase in interest expense related to the Loan Agreement with Hercules entered into on June 30, 2023, as well as the payment-in-kind (PIK) interest on the loan.
Comparison For The Years Ended December 31, 2023 and 2022
Please refer to the Annual Report on Form 10-K filed for December 31, 2023 for details on the comparisons for the years ended December 31, 2023 and 2022.
Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates for the foreseeable future, if at all. We have primarily funded our operations with proceeds from the sale of our ordinary shares, ADSs, including our ATM offering program, proceeds from the Hercules Loan Agreement, and proceeds from the PIPE. The ATM offering program allows us to issue and sell from time to time up to $150.0 million of our ADSs. Since the establishment of the ATM offering program, through December 31, 2024, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, we entered into a new Sales Agreement to govern our ATM offering program with TD Cowen under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement and only after the registration statement covering such ATM offering program has been declared effective. The Hercules Loan Agreement provided for aggregate maximum borrowings of up to $50.0 million, of which we have funded $30.0 million. Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024.

Through December 31, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised. In January 2025, the Company completed the 2025 Financing in which it issued and sold ADSs and, in lieu of ADSs, pre-funded warrants to certain investors along with accompanying 2025 ADS Warrants to purchase ADSs. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire after three years. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.796 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating leases, and debt obligations under our Loan Agreement with Hercules described in the footnotes to our consolidated financial statements.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash used in operating activities	$(119,186)	$(97,376)	$(21,810)
Net cash used in investing activities	—	(64)	64
Net cash provided by financing activities	63,824	173,830	(110,006)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	194	867	(673)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(55,168)	$77,257	$(132,425)
Net Cash Used in Operating Activities
Net cash used in operating activities increased during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $36.7 million increase in our net loss which was offset by favorable working capital related activities of $8.2 million, primarily attributable to the timing of $28.5 million cash received in 2024 relating to the 2022 and 2023 R&D tax credit, as well as an increase of $6.6 million of non-cash adjustments.
Net Cash Used in Investing Activities
Net cash used in investing activities remained consistent during the year ended December 31, 2024, compared to the same period in 2023.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased during the year ended December 31, 2024, compared to the same period in 2023. During the year ended December 31, 2023, net cash provided by financing activities primarily consisted of net proceeds from the issuance of ordinary shares through our ATM facility of $28.1 million, net proceeds from the issuance of long-term debt of $29.6 million, and net proceeds from the issuance of shares under our PIPE offering of $116.8 million. Net cash provided by financing activities during the year ended December 31, 2024 primarily consisted of net proceeds from the issuance of ordinary shares through our ATM facility of $26.2 million and proceeds from the issuance of ordinary shares to settle warrants exercised of $37.3 million.
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
•initiate a late-stage development program in PTSD;
•continue the training of qualified healthcare professionals to monitor and safeguard participants receiving investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
•service our outstanding indebtedness;
•may in the future resume and pursue research and development programs for our other preclinical stage therapeutic candidates and discovery-stage programs;
•may in the future invest in further discovery efforts and/or develop additional therapeutic candidates;
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
As of December 31, 2024, we had cash and cash equivalents of $165.1 million. We believe that our existing cash and cash equivalents, together with the net proceeds raised to date during the first quarter of 2025 of $140.4 million, will be sufficient for us to fund our operating expenses and capital expenditure requirements at least through the planned 26-week data read-out from our COMP006 study, which is expected in the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.

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
•the costs of training and qualifying healthcare professionals to monitor and safeguard participants receiving our investigational COMP360 psilocybin treatment in our Phase 3 program and other clinical trials;
•the costs of establishing research collaborations, such as our Centers of Excellence and the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
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
•the impact of macroeconomic events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S.; and

•the costs of operating as a public company.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. We do not have any significant judgments or estimates.
Critical Accounting Policies
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the preparation of our consolidated financial statements.
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
Under the SME regime, in effect through December 31, 2024, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of a portion of such qualifying research and development expenditure. Up until April 1, 2023, the effective rate was 33.3% on in-house expenditures and 21.7% on work that was contracted out (to unconnected subcontractors). On and after April 1, 2023, the effective rates reduced to 18.6% and 12.1%, respectively. New rules were introduced by the Finance Act 2024 for an enhanced effective rate of relief for loss making research intensive SMEs, which are approximately 27.0% for qualifying in-house expenditures and approximately 17.5% for qualifying subcontracted expenditures (to unconnected subcontractors). To be eligible as a research intensive company (the R&D intensity condition), the qualifying R&D expenditure for tax purposes must be at least 40% of the aggregate expenditure across the consolidated group. The threshold has decreased from 40% to 30% from January 1, 2025.
For the year ended December 31, 2023, the Company has accounted for its R&D tax credit on the basis that it was not research intensive.
For the year ended December 31, 2024 the Company believes that it meets the R&D intensity condition and has therefore calculated its R&D tax credit at the enhanced rate on the basis that it is research intensive.
The enhanced rate for a payable credit is 14.5% compared to the standard rate of 10%, which when applied to qualifying expenditure enhanced by 86% to 186%, gives an effective rate of 27% on qualifying in house expenditure and 17.5% for qualifying subcontracted expenditure (to unconnected subcontractors).
We currently meet the conditions of the SME regime. Qualifying expenditures largely comprise employment costs for research staff for which an estimate of time spent directly or indirectly supporting the pursuit of R&D activities is made, consumables, outsourced contract research organization costs, which are considered to be subcontracted costs, and utilities costs incurred as part of our research projects. A large portion of costs relating to R&D, clinical trials and manufacturing activities are eligible for inclusion within our tax credit cash rebate claims. Included in the total employment costs are estimates relating to the allocation of time spent on R&D activities by individuals. These estimates are based on real time data such as time spent by various team members, considerations given for non-R&D related events and general day to day activities. The estimates are based on the most accurate representation of the total time spent on qualifying R&D activities. The classification of consumables, outsourced contract research organization costs and utilities costs are based on analysis undertaken by management relating to the direct nature of such costs. The costs incurred relate directly to the pursuit of R&D activities by the company.
We have recorded a benefit from the R&D tax credit in other income, net of $21.1 million and $12.9 million for the years ended December 31, 2024 and 2023, respectively.
The refund is denominated in pounds sterling and, therefore, the receivable is remeasured into U.S. dollars as of each reporting date. As of December 31, 2024 and 2023, our tax incentive receivable from the UK government was $20.7 million and $27.8 million, respectively. During the year ended December 31, 2024, the Company received $14.9 million and $13.6 million from the UK government for the 2022 and 2023 R&D tax credit, respectively.
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
Interest Rate Risk
As of December 31, 2024, we held cash and cash equivalents of $165.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying United States and United Kingdom bank interest rates. Our surplus cash has been invested in interest-bearing savings and short-term deposits from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
We have borrowed $30.0 million under our debt facility. Amounts outstanding under the debt facility bear interest at an annual rate equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 1.50% or (ii) 9.75%. As of December 31, 2024, the carrying value of the term loan under the debt facility was $30.2 million.
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
The Company translates the assets and liabilities of Compass Pathfinder Limited into USD at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income. For the year ended December 31, 2024, $1.0 million of unrealized loss on foreign currency translation was included in other comprehensive loss compared to an unrealized gain of $3.7 million for the year ended December 31, 2023.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are not an accelerated filer or large accelerated filer.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on the composition of our income and assets and the value of our assets, we believe that we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2023 and we believe that we were not a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2024. However, no assurances regarding our PFIC status can be provided for any past, the current, or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. If we are treated as a non-publicly traded CFC for the year being tested for purposes of the PFIC rules, the value of our assets will be measured by the adjusted tax basis of our assets. If we are a publicly traded CFC or not a CFC for such year, the value of our assets generally will be determined by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.
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
Dividend income is treated as the top slice of the total income chargeable to UK income tax for an individual UK Holder. An individual UK Holder who receives a dividend in the 2024/2025 tax year will be entitled to a tax-free allowance of £500. Income within the dividend allowance counts towards an individual’s basic, higher or additional rate limits and may, therefore, affect the level of personal allowance to which they are entitled. Dividend income received during the 2024/2025 tax year in excess of the relevant tax-free allowance will (subject to the availability of any income tax personal allowance) be taxed at 8.75% to the extent the excess amount falls within the basic rate band, 33.75% to the extent the excess amount falls within the higher rate band, and 39.35% to the extent the excess amount falls within the additional rate band.
Corporation Tax
A corporate holder of ADSs who is not resident for tax purposes in the UK should not be chargeable to UK corporation tax on dividends received from us unless it carries on (whether solely or in partnership) a trade in the UK through a permanent establishment to which our ADSs are attributable.
Corporate UK Holders should not be subject to UK corporation tax on any dividend received from us so long as the dividends qualify for exemption, which should be the case, although certain conditions must be met. It should be noted that the exemptions, whilst of wide application, are not comprehensive and are subject to anti-avoidance rules in relation to a dividend. If the conditions for the exemption are not satisfied, or such anti-avoidance provisions apply or such UK Holder elects for an otherwise exempt dividend to be taxable, UK corporation tax will be chargeable on the amount of any dividends (at the current rate of 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000 with a marginal relief applying to profits between £50,000 and £250,000, in each case for the 2024/2025 tax year).
Chargeable Gains
A disposal or deemed disposal of ADSs by a UK Holder may, depending on the UK Holder’s circumstances and subject to any available exemptions or reliefs (such as the annual exemption), give rise to a chargeable gain or an allowable loss for the purposes of UK capital gains tax (for individual UK Holders) and corporation tax on chargeable gains (for corporate UK Holders).
If an individual UK Holder who is subject to UK income tax at either the higher or the additional rate is liable to UK capital gains tax on the disposal of ADSs, the capital gains tax rate is 24% (for the period of the 2024/2025 tax year from October 30, 2024; the rate from April 6, 2024 to October 29, 2024 was 20%). For an individual UK Holder who is subject to

UK income tax at the basic rate and liable to UK capital gains tax on such disposal, the current applicable rate would be 18% (for the period of the 2024/2025 tax year from October 30, 2024; the rate from April 6, 2024 to October 29, 2024 was 10%), save to the extent that any capital gains when aggregated with the UK Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the capital gains tax rate currently applicable to the excess would be 24% (for the period of the 2024/2025 tax year from October 30, 2024; the rate from April 6, 2024 to October 29, 2024 was 20%)...
If a corporate UK Holder becomes liable to UK corporation tax on the disposal (or deemed disposal) of ADSs, the main rate of UK corporation tax would apply (currently at 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000 with a marginal relief applying to profits between £50,000 and £250,000, in each case for the 2024/2025 tax year).
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
Clearance Services and Depositary Receipts
Under current UK tax law (as set out in section 20 and Schedule 11 of the Finance Act of 2024), with effect from 1 January 2024, a higher rate of 1.5% UK stamp duty or UK SDRT (which we refer to as the 1.5% Charge) should not arise in respect of an issue of ordinary shares, or an unconditional agreement to issue ordinary shares, to a clearance service or a depositary receipt system. Further, subject to the below, no 1.5% Charge should arise in respect of a transfer of ordinary shares, or an unconditional agreement to transfer ordinary shares, to a clearance service or depositary receipt system, where the transfer is carried out in the course of “capital-raising arrangements”, being arrangements pursuant to which the relevant ordinary shares are issued by the company for the purpose of raising new capital. Where any ordinary shares are subject to restriction that has the effect of preventing the transfer of such ordinary shares into a clearance service or depositary receipt system in the course of capital-raising arrangements, such ordinary shares must be transferred as soon as reasonably practicable after the time at which the restriction ceases to have effect in order to prevent the 1.5% Charge from applying.
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

Chargeable Gains Tax – Warrants
For UK corporate holders of warrants, the precise UK corporation tax treatment of warrants is dependent on whether or not the warrants are considered to constitute derivative contracts for UK tax purposes.
Warrants treated as derivative contracts for UK tax purposes
Where a warrant constitutes a derivative contracts for UK tax purposes, the amounts that are required to be brought into account for UK corporation tax purposes by a UK corporate holder of warrants are, broadly, those amounts which are recognized under relevant generally accepted accounting principles in determining the relevant UK corporation’s profits and losses (including those of a capital nature) arising from the warrants, as well as certain related expenses.
UK corporate holders of warrants who consider that any of the warrants may constitute derivative contracts for UK tax purposes should consult with their tax advisors as to the tax implications of such treatment.
UK non-corporate holders, and warrants not treated as derivative contracts for UK tax purposes
Where (for UK corporate holders of warrants) a warrant does not constitute a derivative contract for UK tax purposes, or for UK non-corporate holders of warrants, then (depending on the circumstances) neither the grant nor the exercise of a warrant should generally give rise to a UK chargeable gains / capital gains tax charge, and the relevant UK holder’s base cost in the warrant, or (following exercise) the asset which was the subject of the warrant should broadly comprise, in the case of the warrant, any amounts paid by the relevant UK holder for the acquisition of the warrant, and in the case of the asset which was the subject of the warrant, any such amounts, together with any amounts paid for the exercise of the relevant warrant.
A disposal or deemed disposal of a warrant or (following the exercise of a warrant) the asset underlying the warrant by a UK Holder (may, depending on the UK Holder’s circumstances and subject to any available exemptions or reliefs (such as the annual exemption), give rise to a chargeable gain or an allowable loss for the purposes of UK corporation tax on chargeable gains and capital gains tax.
If an individual UK Holder who is subject to UK income tax at either the higher or the additional rate is liable to UK capital gains tax on the disposal of our warrants or (following exercise of a warrant) the underlying assets, the current applicable rate will be 24% (for the period from 30 October 2024 to the end of the 2024/2025 tax year). For an individual UK Holder who is subject to UK income tax at the basic rate and liable to UK capital gains tax on such disposal, the current applicable rate would be 18% (for the period from 30 October 2024 to the end of the 2024/2025 tax year), save to the extent that any capital gains when aggregated with the UK Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the rate currently applicable to the excess would be 24% (for the period from 30 October 2024 to the end of the 2024/2025 tax year).
If a corporate UK Holder becomes liable to UK corporation tax on the disposal (or deemed disposal) of a warrant or (following the exercise of a warrant) the asset underlying the warrant, the main rate of UK corporation tax would apply (at 25% for the tax year 2024/2025 for companies with profits of more than £50,000 whilst the prior rate of 19% will apply to companies with profits not exceeding £250,000 with a tapered rate applying to profits between £50,000 and £250,000).
A holder of warrants (or the underlying asset thereof) that is not resident for tax purposes in the UK should not normally be liable to UK capital gains tax or corporation tax on chargeable gains on a disposal (or deemed disposal) of a warrant or (following exercise) the asset underlying the warrant, unless the person is carrying on (whether solely or in partnership) a trade, profession or vocation in the UK through a branch or agency (or, in the case of a corporate holder of warrants or (following exercise) the underlying assets, through a permanent establishment) to which our warrants (or, following an exercise, the underlying assets) are attributable. However, an individual holder of warrants who has ceased to be resident for tax purposes in the UK or is treated as resident outside the UK for the purposes of a double taxation treaty for a period of five years or less and who disposes of warrants (or, following exercise, the underlying asset) during that period of temporary non-residence may be liable on his or her return to the UK (or upon ceasing to be regarded as resident outside the UK for the purposes of double taxation treaty) to UK tax on any capital gain realized (subject to any available exemption or relief) despite the fact that the individual may not be resident in the UK at the time of the disposal.
Stamp Duty and Stamp Duty Reserve Tax - Warrants
The UK stamp duty and UK stamp duty reserve tax implications of both the issue, the exercise and the transfer of warrants is complex. Specific professional advice should be sought before incurring or reimbursing the costs of a UK stamp duty or UK SDRT charge in any circumstances relating to a warranty (including the issuance, exercise or transfer of any warrant).

(b) Rule 10b5-1 Plans
During the three months ended December 31, 2024, none of our directors or executive officers adopted, terminated or modified the amount, pricing or timing provisions in any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
The remaining information called for by this item, including information about our Directors, Executive Officers and Audit Committee and our insider trading policy (a copy of our insider trading policy is filed as Exhibit 19.1 to this report), will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

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
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Description of Securities	Form 10-K	001-39522	4.3	02/28/2023
4.4	Form of Lender Warrant	Form 8-K	001-39522	4.1	07/05/2023
4.5	Form of PIPE Investor Warrant	Form 8-K	001-39522	4.1	08/16/2023
4.6	Form of Pre-funded Warrant	Form 8-K	001-39522	4.1	01/10/2025

4.7	Form of ADS Warrant	Form 8-K	001-39522	4.2	01/10/2025
10.1	Investment and shareholders’ agreement by and between COMPASS Rx Limited and the shareholders named therein, dated April 17, 2020 and amended and restated on August 7, 2020.	Form F-1	333-248484	10.1	8/28/2020
10.2#	2020 Employee Share Option and Incentive Plan with Non-Employee Sub-Plan and U.S. Sub-Plan, as amended.	Form F-1/A	333-248484	10.2	9/14/2020
10.3#	2020 Employee Share Purchase Plan	Form F-1/A	333-248484	10.3	9/14/2020
10.4	Form of Deed of Indemnity between COMPASS Pathways plc and each of its Directors and Officers.	Form F-1/A	333-248484	10.6	9/14/2020
10.5#	Form of Non-Qualified Share Option Agreement for Company Employees under the 2020 Share Option and Incentive Plan.	Form 8-K	001-39522	10.2	02/04/2022
10.6#	Restricted share unit award agreement for company employees under the COMPASS Pathways plc 2020 Share Option and Incentive Plan	Form 10-K	001-39522	10.12	02/28/2023
10.7#	Employment Agreement with Matthew Owens	10-K	001-39522	10.20	02/24/2022
10.8	Service Agreement by and between Movassate Family Trust and COMPASS Pathways Inc dated August 3, 2021	10-K	001-39522	10.22	02/24/2022
10.9	Master Research Collaboration Agreement by and among COMPASS Pathfinder Limited, King’s College London and South London and Maudsley NHS Foundation Trust, dated March 22, 2022	10-Q	001-39522	10.1	05/10/2022
10.10#	Employment Agreement dated August 1, 2022 by and between COMPASS Pathways plc and Kabir Nath.	8-K	001-39522	10.1	07/19/2022
10.11#	Form of Inducement Award Non-Qualified Share Option Agreement.	10-Q	001-39522	10.3	8/04/2022
10.12	License Agreement between Fora Space Limited and COMPASS Pathfinder Limited dated April 4, 2023.	10-Q	001-39522	10.1	05/11/2023
10.13†	Loan and Security Agreement, dated as of June 30, 2023, by and among the COMPASS Pathways plc, and is entered into by and among COMPASS Pathways plc and its subsidiaries, the lenders party thereto and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent.	8-K	001-39522	10.1	07/05/2023
10.14	Securities Purchase Agreement, dated August 16, 2023, by and among the Company and the Purchasers.	8-K	001-39522	10.1	08/16/2023
10.15	Lease Agreement between Azul NYC LLC and COMPASS Pathways, Inc. dated September 28, 2023.	10-Q	001-39522	10.2	11/2/2023
10.16#	Employment Agreement dated May 7, 2020 by and between Compass Pathways and Mary-Rose Hughes, as amended	10-K	001-39522	10.24	02/29/2024
10.17#	Employment Agreement dated December 6, 2023, by and between Compass Pathways and Teri Loxam.	8-K	001-39522	10.1	12/07/2023
10.18#	Amendment to Employment Agreement dated August 1, 2023 by and between Kabir Nath and Compass Pathways, Inc. dated August 1, 2023	10-K	001-39522	10.26	02/29/2024
10.19#	Employment Agreement with Matthew Owens, as amended effective March 6, 2024	10-Q	001-39522	10.1	05/08/2024
10.20#	Employment Agreement dated April 15, 2024 with Kabir Nath	10-Q	001-39522	10.2	05/08/2024

178

10.21*
First Amendment dated October 30, 2024 to the Loan and Security Agreement, dated as of June 30, 2023, by and among the COMPASS Pathways plc, and its subsidiaries, the lenders party thereto and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent

10.22#*	Settlement Agreement with Matthew Owens dated December 19, 2024
19.1*	Compass Pathways plc Insider Trading Policy
21.1	Subsidiaries of COMPASS Pathways plc.	Form F-1	333-248484	21.1	8/28/2020
23.1*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principle Financial Officer
97.1	Compass Pathways plc Compensation Recovery Policy	10-K	001-39522	97.1	2/29/2024
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

180

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Compass Pathways plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Compass Pathways plc (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Benefit from Research and Development Tax Credit

As disclosed in Notes 2 and 3 to the consolidated financial statements, the Company’s balance of UK research and development (“R&D”) tax credit was $20.7 million. As a company that carries out extensive R&D activities, the Company benefits from the UK R&D tax credit regime under the scheme for small or medium-sized enterprises (“SME’s”). Under the SME regime, the Company is able to surrender some of its trading losses that arise from qualifying R&D activities for a cash rebate of a portion of such qualifying R&D expenditure. As disclosed by management, they evaluate each reporting period which UK R&D tax credit programs they expect to be eligible for, that they plan to submit a claim for and have reasonable assurance that the amount will ultimately be realized. For the year ended December 31, 2024 management believes that the Company meets the R&D intensity condition and has therefore calculated its R&D tax credit at the enhanced rate on the basis that it is research intensive.

The principal consideration for our determination that performing procedures relating to benefit from research and development tax credit is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating audit evidence related to the benefit from R&D tax credit.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s assessment of the nature of the activities performed by the Company and their qualification for the R&D tax credit program available for SME’s, (ii) testing the underlying expenditure and the appropriateness of management’s allocation of qualifying expenses, including determining the amount expected to be realized based on relevant criteria outlined in the tax credit program, and (iii) evaluating the appropriateness of management’s assessment as to whether the Company qualifies to claim under the R&D intensive scheme at an enhanced rate.

/s/PricewaterhouseCoopers LLP
Reading, United Kingdom
February 27, 2025

We have served as the Company's auditor since 2018.

COMPASS PATHWAYS PLC
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,081	$220,198
Restricted cash	389	440
Prepaid expenses and other current assets	35,821	40,658
Total current assets	201,291	261,296
NON-CURRENT ASSETS:
Operating lease right-of-use assets	2,006	4,306
Deferred tax assets	3,774	3,336
Long-term prepaid expenses and other assets	6,595	7,049
Total assets	$213,666	$275,987
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,283	$5,892
Accrued expenses and other liabilities	14,495	11,301
Debt, current portion	5,513	—
Operating lease liabilities - current	1,725	2,411
Total current liabilities	34,016	19,604
NON-CURRENT LIABILITIES
Debt, non-current portion	24,652	28,757
Operating lease liabilities - non-current	303	1,882
Total liabilities	58,971	50,243

Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 68,552,215 and 61,943,471 shares authorized, issued and outstanding at December 31, 2024 and 2023, respectively	702	635
Additional paid-in capital	704,919	621,645
Accumulated other comprehensive loss	(16,194)	(16,926)
Accumulated deficit	(534,732)	(379,610)
Total shareholders' equity	154,695	225,744
Total liabilities and shareholders' equity	$213,666	$275,987

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Year Ended December 31,
	2024	2023
OPERATING EXPENSES:
Research and development	$119,039	$87,518
General and administrative	59,166	49,401
Total operating expenses	178,205	136,919
LOSS FROM OPERATIONS:	(178,205)	(136,919)
OTHER INCOME (EXPENSE), NET:
Benefit from R&D tax credit	21,097	12,875
Interest income	8,268	4,623
Foreign exchange (losses) gains	(1,032)	3,686
Interest expense	(4,479)	(2,204)
Other income	823	255
Total other income, net	24,677	19,235
Loss before income taxes	(153,528)	(117,684)
Income tax expense	(1,594)	(780)
Net loss	(155,122)	(118,464)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(2.30)	$(2.32)
Weighted average ordinary shares outstanding—basic and diluted	67,482,902	51,028,024

Net loss	(155,122)	(118,464)
Other comprehensive income (loss):
Foreign exchange translation adjustment	732	(59)
Comprehensive loss	(154,390)	(118,523)

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES		DEFERRED SHARES		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	£0.008 PAR VALUE		£21,921.504 PAR VALUE
	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2022	42,631,794	$440	1	$28	$458,825	$(16,867)	$(261,146)	$181,280
Issuance of ordinary shares under ATM facility, net of issuance costs	2,937,622	29	—	—	28,091	—	—	28,120
Issuance of ordinary shares under PIPE offering, net of issuance costs	16,076,750	163	—	—	116,652	—	—	116,815
Issuance of warrants to purchase ordinary shares	—	—	—	—	687	—	—	687
Exercise of share options	166,801	2	—	—	—	—	—	2
Issuance of ordinary shares to settle vested restricted stock units	78,022	1	—	—	(1)	—	—	—
Cancellation of deferred share	—	—	(1)	(28)	28	—	—	—
Issuance of ordinary shares under employee share purchase plan	52,482	—	—	—	351	—	—	351
Shares tendered for withholding taxes	—	—	—	—	(265)	—	—	(265)
Share-based compensation expense	—	—	—	—	17,277	—	—	17,277
Unrealized loss on foreign currency translation	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	(118,464)	(118,464)
Balance at December 31, 2023	61,943,471	$635	—	$—	$621,645	$(16,926)	$(379,610)	$225,744
Issuance of ordinary shares under ATM facility, net of issuance costs	2,509,798	25	—	—	26,194	—	—	26,219
Issuance of warrants to purchase ordinary shares	3,752,050	38	—	—	37,220	—	—	37,258
Exercise of share options	189,214	2	—	—	219	—	—	221
Issuance of ordinary shares to settle vested restricted stock units	83,527	1	—	—	(1)	—	—	—
Issuance of ordinary shares under employee share purchase plan	74,155	1	—	—	364	—	—	365
Shares tendered for withholding taxes	—	—	—	—	(239)	—	—	(239)
Share-based compensation expense	—	—	—	—	19,517	—	—	19,517
Unrealized gain on foreign currency translation	—	—	—	—	—	732	—	732
Net loss	—	—	—	—	—	—	(155,122)	(155,122)
Balance at December 31, 2024	68,552,215	$702	—	$—	$704,919	$(16,194)	$(534,732)	$154,695
The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Cash Flows
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,122)	$(118,464)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	233	242
Non-cash interest	1,408	636
Loss on disposal of property and equipment	—	40
Non-cash loss (gain) on foreign currency remeasurement	755	(2,617)
Non-cash share-based compensation	19,517	17,277
Non-cash lease expenses	2,300	2,027
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,220	10,458
Deferred and prepaid tax assets	686	(1,661)
Long-term prepaid expenses and other assets	135	(5,842)
Operating lease liabilities	(2,265)	(1,959)
Accounts payable	6,590	864
Accrued expenses and other liabilities	3,357	1,623
Net cash used in operating activities	(119,186)	(97,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(66)
Proceeds from disposal of property and equipment	—	2
Net cash used in investing activities	—	(64)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares, net of issuance costs	26,219	144,935
Proceeds from the exercise of warrants	37,258	—
Proceeds from the issuance of shares under the employee share purchase plan	365	351
Payments of withholding tax on stock award	(239)	(265)
Net proceeds from issuance of long-term debt	—	29,585
Payment of issuance cost of long-term debt	—	(778)
Proceeds from exercise of share options	221	2
Net cash provided by financing activities	63,824	173,830
Effect of exchange rate changes on cash, cash equivalents and restricted cash	194	867
Net (decrease)/increase in cash, cash equivalents and restricted cash	(55,168)	77,257
Cash, cash equivalents and restricted cash, beginning of the period	220,638	143,381
Cash, cash equivalents and restricted cash, end of the period	$165,470	$220,638
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,070	$1,254
Cash paid for taxes	$1,121	$2,442
In 2023, the Company received $124.9 million in gross proceeds for the PIPE offering, of which $8.1 million was paid for issuance costs and the net proceeds of $116.8 million has been included in the proceeds from issuance of ordinary shares, net of issuance costs within the cash flows from financing activities.

F-6

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$165,081	$220,198
Short-term restricted cash	389	440
Total cash, cash equivalents and restricted cash	$165,470	$220,638

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
The Company has funded its operations with proceeds from the sale of its ordinary shares, American Depository Shares, or ADSs, including in its offerings pursuant to its at-the-market, or ATM, offering program, proceeds from a loan agreement with Hercules Capital, Inc., and proceeds from a private placement transaction, or the PIPE. The Company is party to a Sales Agreement for its ATM offering program, dated October 8, 2021, with TD Securities (USA) LLC, or TD Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through TD Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Since the establishment of the ATM offering program, through December 31, 2024, the Company sold 5,491,836 ADSs under the ATM offering program, resulting in $54.8 million in net proceeds. On June 30, 2023, the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through December 31, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. The Company will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.
The Company has incurred recurring losses since its inception, including net losses of $155.1 million and $118.5 for the years ended December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024, the Company had an accumulated deficit of $534.7 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of December 31, 2024 of $165.1 million, together with the net proceeds raised to date during the first quarter of 2025 of $140.4 million, will be sufficient to fund its operating expenses and capital expenditure requirements at least through the planned 26-week data read-out from our COMP006 study, which is expected in the second half of 2026. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
Market volatility, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, conflict in the Middle East, fluctuating inflation and interest rates and the related impact on U.S., UK and global economies, instability in the banking system, the risk of economic slowdown or recession in the U.S., the potential for significant changes in U.S. policies or regulatory environment or other factors could adversely impact the Company’s operations, financial results and ability to raise additional funding.
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
Restricted Cash
Restricted cash as of December 31, 2024 and 2023 represents a collateral deposit for employee credit cards.
Fair Value Measurements
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
•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques
The carrying amounts reflected in the consolidated balance sheets for the Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s outstanding debt approximates fair value, reflecting interest rates currently available to the Company.

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

Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the years ended December 31, 2024 and 2023.
Segment Information
In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which improved segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company has adopted the guidance for the fiscal year ended December 31, 2024.
Operating segments are identified as components of an entity that meet all of the following criteria: i) engage in business activities from which it may incur expenses; ii) operating results are regularly reviewed by the chief operating decision maker, to allocate resources and assess performance; iii) discrete financial information is available. The Company’s chief operating decision maker ("CODM"), is the Chief Executive Officer. The Company views its operations and manages its business as one operating segment. The CODM uses ‘total operating expenses,’ research and development and general and administrative ‘expenses by category,’ ‘loss before income taxes’ and ‘total assets’ to assess performance and decide how to allocate resources. The CODM also uses ‘total operating expenses’ ‘expenses by category’ and ‘loss before income taxes’ to monitor budget versus actual results to assess performance. Loss before income taxes is reported on the consolidated statements of operations and comprehensive loss. The measure of assets is reported on the consolidated balance sheets as total assets. As the Company operates in one operating segment, all required financial segment information can be found in these consolidated financial statements. All additional disclosures can be found in Note 13 below.

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
There have been no performance or market conditions attached to the share options granted by the Company to date. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 8 for the Company’s assumptions used in connection with option grants made during the periods covered by these consolidated financial statements. Assumptions used in the option pricing model include the following:
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
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheets as right-of-use assets and current and non-current lease liabilities, as applicable. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and to allocate all the contract consideration to the lease component only. All the Company’s leases are classified as operating leases.
Lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. As the Company’s leases do not typically provide an implicit rate, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. As the Company does not have a rating agency-based credit rating, quotes were obtained from lenders to establish an estimated secured rate to borrow based on Company and market-based factors as of the respective lease measurement dates. The Company has elected not to recognize leases with an original term of one year or less on the consolidated balance sheets. The Company typically only includes the non-cancelable lease term in its assessment of a lease arrangement unless there is an option to extend the lease that is reasonably certain of exercise. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
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
The translated balances of monetary and non-monetary assets and liabilities recorded in the reporting entity’s consolidated financial statements as of the end of the prior reporting period become the new accounting basis for those assets and liabilities in the period of the change. To the extent that the distinct and separable operation has monetary assets and liabilities denominated in the old functional currency, such balances will create transaction gains and losses subsequent to the change in functional currency. The balance recorded in the cumulative translation reserve, included within accumulated other comprehensive loss, in the consolidated balance sheets for prior periods is not reversed upon the change in functional currency.
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
The Company accounts for uncertainty in income taxes in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of December 31, 2024 and 2023, the Company has not identified any material uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023 no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.
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
On and after April 1, 2023, the effective rates reduced to 18.6% and 12.1%, respectively. New rules were introduced by the Finance Act 2024 for an enhanced effective rate of relief for loss making research intensive SMEs, which are approximately 27.0% for qualifying in-house expenditures and approximately 17.5% for qualifying subcontracted expenditures (to unconnected subcontractors). To be eligible as a research intensive company (the R&D intensity condition), the qualifying R&D expenditure for tax purposes must be at least 40% of the aggregate expenditure across the consolidated group. The threshold has decreased from 40% to 30% from January 1, 2025.
Aggregate expenditure is defined as being brought into account in calculating the profits for the period of any trade carried on by the company, but payments between connected companies can be excluded to avoid double counting.
For the year ended December 31, 2023 as a result of an intercompany loan between two group companies, a large exchange loss was generated in one company and a corresponding gain in the other. There is uncertainty over the ability to net off this exchange gain and loss when calculating aggregate expenditure, which is not covered by HMRC guidance. The outcome of this will determine whether the Company can claim the enhanced rate of relief as a research intensive company. Confirmation of the position has been sought from HMRC under a non-statutory clearance application and the Company is awaiting a response. For the year ended December 31, 2023, the Company has accounted for its R&D tax credit on the basis that it was not research intensive.
For the year ended December 31, 2024 the Company believes that it would meet the R&D intensity condition regardless of whether it can net off the exchange gains and losses arising from the intercompany loan, and has therefore calculated its R&D tax credit at the enhanced rate on the basis that it is research intensive.

The enhanced rate for a payable credit is 14.5% compared to the standard rate of 10%, which when applied to qualifying expenditure enhanced by 86% to 186%, gives an effective rate of 27% on qualifying in house expenditure and 17.5% for qualifying subcontracted expenditure (to unconnected subcontractors).
The Company currently meets the conditions of the SME regime. A large portion of costs relating to R&D, clinical trials and clinical manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
The Company is subject to corporation tax in the UK. Due to the nature of the business, the Company has generated losses since inception. The benefit from R&D tax credits is recognized in the consolidated statements of operations and comprehensive loss as a component of other income, net, and represents the sum of the R&D tax credits recoverable in the UK.
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
For accounting periods starting on or after April 1, 2024, the SME and RDEC regimes have been merged, which will impact us for the first time from January 1, 2025. Under this new merged regime, for non-research intensive companies, the effective net credit will be 16.2% for in-house expenditure, and 10.5% for subcontracted expenditure (paid to unconnected subcontractors), but this merged regime will apply to both SME and large companies.
An enhanced rate of relief is available for research intensive companies, which is approximately 27.0% for qualifying expenditure and approximately 17.5% for qualifying subcontracted expenditure, but as well as meeting the R&D intensity condition, the Company must be a loss making SME.
The Company may not be able to continue to claim enhanced R&D tax credits under the research intensive regime in the future depending on its rate of growth such that it is no longer an SME or because of the profile of its expenditure. Having qualified as a research intensive company in the current year, even if the R&D expenditure threshold is not met in the subsequent year, while the company remains an SME and loss making, it will continue to be eligible for the enhanced rate unless it fails the test for a second consecutive year.
There is a cap on repayable credits to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exemption which prevents the cap from applying. That exemption requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying R&D expenditure in respect of connected parties which does not exceed 15% of the total claimed. If the exemption does not apply, this could restrict the amount of payable credit that we claim. SME R&D reliefs (whether by way of additional deductions or payable tax credits) are also on a per project basis and each project is limited to a maximum cap of €7.5 million. From January 1, 2025, the cap will no longer be applicable.
Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2024 and 2023, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.

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
Debt issuance costs consist of costs incurred in obtaining long-term financing. These costs are classified on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. These expenses are deferred and amortized as part of interest expense in the consolidated statements of operations and comprehensive loss using the effective interest rate method over the term of the debt agreement.
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
The Company measured warrants at inception at fair value using the Black-Scholes valuation model. Assumptions used in the warrant pricing model include the following:
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

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. We are currently evaluating this guidance to determine its impact on our consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, designed to improve disclosures, primarily through increased expense disaggregation. The guidance is effective for all fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. We are currently evaluating this guidance to determine its impact on our consolidated financial statement disclosures.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
UK R&D tax credit	$20,712	$27,877
Prepaid research and development	11,332	6,826
Prepaid income tax	197	1,123
VAT recoverable	1,109	1,052
Prepaid insurance premium	280	1,885
Other current assets	2,191	1,895
	$35,821	$40,658
During the year ended December 31, 2024, the Company received $14.9 million and $13.6 million from the UK government for the 2022 and 2023 R&D tax credit, respectively.
4. Long-term Prepaid Expenses and Other Assets
Long-term prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development - long-term	5,737	5,955
Investment	469	469
Property and equipment	189	423
Other assets	200	202
	$6,595	$7,049

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefit costs	$7,914	$7,069
Accrued research and development expense	3,724	2,117
Accrued professional expenses	1,532	1,077
Income taxes payable	—	—
Other liabilities	1,325	1,038
	$14,495	$11,301
The costs associated with the strategic reorganization, during the fourth quarter of 2024, were not material.
6. Debt
On June 30, 2023 (the “Effective Date”), the Company entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of (i) a term loan of $30.0 million, which was funded on the Effective Date, (ii) subject to the Company achieving certain performance milestones and available until June 30, 2025, an additional term loan of $10.0 million, and (iii) subject to the approval of Hercules’ investment committee in its sole discretion, and available during the interest-only period, an additional term loan of $10.0 million.
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
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the consolidated balance sheets. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charge are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 15.6% as of December 31, 2024.
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

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on July 1, 2024 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of December 31, 2024.

Long-term debt consisted of the following (in thousands):

December 31,
2024
Term loan payable	$30,000
End of term charge	1,425
Future principal payments and end of term charge	$31,425
PIK interest payable	649
Unamortized debt issuance costs	(1,909)
Carrying value of long-term debt	$30,165
Less: current portion	(5,513)
Non-current portion	$24,652
Future principal payments, including End of Term Charge, are as follows (in thousands):

Year ending December 31, 2025	6,587
Year ending December 31, 2026	14,172
Year ending December 31, 2027	10,666
Total	$31,425
Interest expense associated with the Loan Agreement for the years ended December 31, 2024 and 2023 was $4.5 million and $2.2 million, respectively.
7. Shareholders’ Equity
Ordinary Shares
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2024, no cash dividends had been declared or paid by the Company.
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Sales of the Company’s ADSs, if any, will be made at market prices. Through December 31, 2024, we sold 5,491,836 ADSs, resulting in $54.8 million in net proceeds.
During the years ended December 31, 2024 and 2023, the Company issued ordinary shares in the amount of 189,214 and 166,801, respectively, to settle share options exercised by employees and non-employees.
During the year ended December 31, 2024, a total of 107,644 restricted share units vested, of which 83,527 shares were issued and 24,117 shares were settled.
During the year ended December 31, 2023, a total of 96,177 restricted share units vested, of which 69,120 shares were issued and 27,057 shares were settled. During the year ended December 31, 2023, a total of 78,022 ordinary shares were issued in settlement of restricted share units, of which 8,902 shares were vested and not issued at December 31, 2022.
During the years ended December 31, 2024 and 2023 the Company issued in total 74,155 and 52,482 shares, respectively, under the employee share purchase plan.
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

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share, at a purchase price of $9.93 per ADS. The PIPE Warrants became exercisable for a three year period beginning in February 2024. Through December 31, 2024, PIPE Warrants were exercised for 3,752,050 ADSs, resulting in $37.3 million in exercise proceeds.
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
As of December 31, 2024, the Company was authorized to issue a total of 1,291,641 ordinary shares underlying outstanding options granted under the 2017 Plan prior to the IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by our compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 7,938,129 shares as of December 31, 2024, of which 768,108 shares remained available for future grant.
The options granted in 2024 under the 2020 Plan to employees generally expire 10 years from the date of grant. There are three potential vesting terms for the 2024 grants including: (i) 25% per year over four year service period, (ii) four year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years; and (iii) monthly vesting over four year service period.
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
Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2023	320,203	$11.79
Granted	518,868	10.72
Vested	(107,644)	11.72
Forfeited	(72,874)	11.79
Unvested and Outstanding as of December 31, 2024	658,553	$10.96
As of December 31, 2024 and 2023, there was $5.5 million and $3.0 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 2.6 years, respectively. The exercise price of restricted share units is at a nominal value less than £0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,969,328	$13.14	7.73	$14,070
Granted	2,974,472	$9.34
Exercised	(189,214)	$1.14
Cancelled or forfeited	(1,518,967)	$13.30
Outstanding as of December 31, 2024	8,235,619	$12.01	6.95	$6,009
Exercisable as of December 31, 2024	4,827,397	$13.34	5.77	$4,782
Unvested as of December 31, 2024	3,408,222	$10.14	8.62	$1,227
The aggregate intrinsic value of options exercised during the years ended December 31, 2024, and 2023 was $1.2 million and $1.4 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $7.00 and $7.70 per share during the years ended December 31, 2024 and 2023.
As of December 31, 2024 and 2023, there was $25.5 million and $29.6 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 2.4 years and 2.5 years, respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Expected option life (years)	5.1 years	5.7 years
Expected volatility	86.05%	87.33%
Risk-free interest rate	4.12%	3.63%
Expected dividend yield	—%	—%
Fair value of underlying ordinary shares	$9.62	$10.32

Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	10,309	8,910
General and administrative	9,208	8,367
Total stock based compensation expense	$19,517	$17,277

9. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
United Kingdom	(156,711)	(120,320)
Foreign	3,183	2,636
Loss before provision for income taxes	(153,528)	(117,684)
The provision for income taxes for the years ended December 31, 2024 and 2023 was computed at the UK statutory income tax rate. The income tax provision for the years then ended comprised (in thousands):

	Year Ended December 31,
	2024	2023
Current income tax provision
United Kingdom	$—	$—
Foreign	2,031	1,893
Total current expense:	$2,031	$1,893

Deferred income tax benefit:
United Kingdom	—	—
Foreign	(437)	(1,113)
Total deferred income tax benefit:	$(437)	$(1,113)

Total provision for income taxes	$1,594	$780
A reconciliation of income tax expense computed at the statutory UK corporation tax rate to income taxes as reflected in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Corporation tax at UK statutory rate	$(38,382)	$(27,656)
Permanent differences	27	1
UK R&D tax credit	14,375	10,720
Change in valuation allowance	25,410	20,971
State income taxes	57	23
Deferred tax asset true-up	676	187
Return to provision	(1,214)	(2,259)
Share-based compensation	774	33
Change in UK tax rate	—	(1,258)
Other	(129)	18
	$1,594	$780

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Net operating loss carryforward	$84,927	$64,747
Reserves and accruals	647	564
Share-based compensation	18,205	14,159
Charitable contributions	126	36
Total deferred tax assets	103,905	79,506
Valuation allowance	$(100,090)	$(76,072)

Depreciation	(41)	(98)
Total deferred tax liabilities	(41)	(98)
Net deferred tax assets	$3,774	$3,336
As of December 31, 2024 and 2023, the Company had UK net operating loss carryforwards of approximately $339.7 million, and $252.3 million, respectively, that can be carried forward indefinitely.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 related primarily to the increases in net operating loss and were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Valuation allowance at beginning of year	$76,072	$51,909
Increases recorded to income tax provision	25,411	20,971
Increases recorded to CTA	(1,393)	3,192
Valuation allowance at end of year	$100,090	$76,072
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net UK deferred tax assets as of December 31, 2024 and 2023. The deferred tax asset recognized relates entirely to the US entity.
The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2024 and 2023.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
The Company and its subsidiaries file corporation tax returns in the UK and income tax returns in the U.S. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities, if such tax attributes are utilized in a future period.

During the second quarter of 2021, the Finance Act 2021 (the Act) was enacted in the UK. The Act increased the main corporation tax rate from 19% to 25% effective April 1, 2023 and enhanced the first-year capital allowance on qualifying new plant and machinery assets effective April 1, 2021. The effects on the Company’s existing deferred tax balances have been recorded and are offset by the valuation allowance maintained against the Company’s UK net deferred tax assets.
10. Net Loss Per Share
The Company computes basic net loss per share by dividing net loss by the weighted-average number of shares outstanding. The Company computes diluted net loss per share by dividing net loss by the weighted-average number of shares and dilutive potential share equivalents then outstanding during the period. The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the years ended December 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Unvested restricted share units	658,553	320,203
Share options	8,235,619	6,969,328
Warrants	12,418,922	16,170,972
	21,313,094	23,460,503
11. Right of use assets
New York, USA
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
The following table summarizes our costs included in our consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Lease cost
Operating lease cost	$2,570	$2,331
Short-term lease cost	—	279
	$2,570	$2,610
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,533	$2,264
Right-of-use assets obtained in exchange for new operating lease liabilities	$17	$4,184
Weighted average remaining lease term (in years)	1.14	1.96
Weighted average discount rate	8.50%	8.49%
The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2024, (in thousands):

December 31, 2025	1,800
December 31, 2026	226
December 31, 2027	94
Total future minimum lease payments	$2,120
Less: imputed interest	92
Total	$2,028
12. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of December 31, 2024 or 2023.
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

13. Segment Reporting
The Company has one operating segment. The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Year ended December 31,
	2024	2023
Operating expenses:
Research and Development:
Development expenses	$76,993	$48,306
Personnel expenses	26,707	23,533
Non-cash share-based compensation expense	10,309	8,910
Facilities and other expenses[1]	5,030	6,769
General and Administrative:
Personnel expenses	23,422	18,192
Legal and professional fees	14,535	9,800
Facilities and other expenses[1]	12,001	13,042
Non-cash share-based compensation expense	9,208	8,367
Total operating expenses	178,205	136,919
Operating loss	(178,205)	(136,919)

Benefit from R&D tax credit	21,097	12,875
Interest income	8,268	4,623
Interest expense	(4,479)	(2,204)
Foreign exchange (losses) gains	(1,032)	3,686
Other income	823	255
Income tax expense	(1,594)	(780)
Net loss	$(155,122)	$(118,464)

1Other expenses include subscriptions and memberships, consulting fees and company insurance.

14. Related Party Transactions
Pursuant to the terms of a consulting agreement between the Company and Alithos, Inc., a company founded by our co-founder, former chief executive officer, former chairman and greater than 5% shareholder, George Goldsmith, the Company provided consulting services to Alithos. Through December 31, 2024, the Company recorded $0.1 million in other income as a result of this transaction.
15. Subsequent Events
In January 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC (“TD Cowen”), in which the Company issued and sold (i) 24,014,728 American Depositary Shares, each representing one ordinary share, nominal value £0.008 each, of the Company and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, pre-funded warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price is $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-Funded Warrant and accompanying 2025 ADS Warrant.
Gross proceeds from the 2025 Financing were approximately $150 million and the Company may receive up to approximately $353 million in additional gross proceeds if the 2025 ADS Warrants are fully exercised for cash.
The Pre-Funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-Funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire after three years. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.796 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
On February 27, 2025, we entered into a new Sales Agreement to govern our ATM offering program with TD Cowen under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement and only after the registration statement covering such ATM offering program has been declared effective.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS PATHWAYS PLC

Date:	February 27, 2025	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kabir Nath	Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Kabir Nath

/s/ Teri Loxam	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
Teri Loxam

/s/ Gino Santini	Chair of Board of Directors	February 27, 2025
Gino Santini

/s/ Annalisa Jenkins	Director	February 27, 2025
Annalisa Jenkins, MBBS

/s/ Daphne Karydas	Director	February 27, 2025
Daphne Karydas

/s/ Thomas Lönngren	Director	February 27, 2025
Thomas Lönngren

/s/ Robert McQuade	Director	February 27, 2025
Robert McQuade

/s/ Linda McGoldrick	Director	February 27, 2025
Linda McGoldrick

/s/ David Norton	Director	February 27, 2025
David Norton

Director
Wayne Riley, M.D., MPH, M.B.A.

