Form 10-Q
period 2025-03-31
COMPASS Pathways plc
filed 2025-05-08
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

The registrant had 93,561,753 shares of common stock outstanding as of May 6. 2025.

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
•our plans for a late-stage program in post-traumatic stress disorder, or PTSD, including statements regarding our proposed trial designs;
•our estimates regarding our expenses, capital requirements, the sufficiency of our cash resources and our expected cash runway;
•our ability to raise additional capital or secure other financing to fund our operations;
•the potential for outstanding warrants to be exercised in full for cash and any expected proceeds from the exercise of these warrants;
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
•our expectations around feedback from, and discussions with regulators, regulatory development paths and with respect to Controlled Substances Act designation, including potential impacts of regulatory agency staffing cuts and policy changes on regulatory feedback and timing thereof;
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
•our ability to achieve the specified data milestone and to achieve sufficient appreciation in the trading price of our American Depositary Shares, or ADSs, such that the closing price of our ADSs is above the exercise price for our outstanding warrants to purchase ADSs, or the 2025 ADS Warrants, issued in our registered financing in January 2025, or the 2025 Financing, for three consecutive trading days to allow us to force the cash exercise of the 2025 ADS Warrants;
•our ability to meet milestones to draw down additional amounts in accordance with the terms of our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, and our ability to comply with the operating and financial covenants, including the minimum cash covenant, in our Loan Agreement;
•the effect of global financial and economic conditions and geopolitical events, including fluctuating interest rates and inflation, foreign exchange fluctuations, particularly the Pound Sterling to U.S. Dollar, the risk of economic slowdown or recession in the U.S., instability in the banking system, overall market volatility in the U.S. or the UK, including as a result of, among other factors, the ongoing war between Russia and Ukraine, conflict in the Middle East, the effects of announced or future tariff increases, international tensions or instability, significant changes in U.S. policies or regulatory environment or the disruption of U.S. government agencies or similar events, on our business;
•the effect of public health crises, pandemics or epidemics and any future mitigation efforts, and current or future economic effects, on any of the foregoing or other aspects of our business or operations;
•whether we are classified as a controlled foreign corporation, or CFC, or a passive foreign investment company, or PFIC, under the Internal Revenue Code of 1986, as amended, for current and future periods; and
•the future trading price of the ADSs and impact of securities analysts’ reports on these prices.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
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
•We will need substantial additional funding to complete the development and commercialization of our investigational COMP360 psilocybin treatment. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates;
•Raising additional capital through the sale of equity or convertible securities may cause significant dilution to holders of our ordinary shares and ADSs, and raising additional capital through debt financings, strategic partnerships, collaborations, or other means may restrict our operations or require us to relinquish rights to therapeutic candidates;
•COMP360 is, and any future therapeutic candidates we may develop may be, subject to controlled substance laws and regulations in the jurisdictions where our products, if approved, may be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, or changes in these laws and regulations may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition;
•Adverse publicity or public perception regarding COMP360, in particular, and psilocybin-based treatments, in general, or our future investigational treatments using psilocybin may negatively influence the success of these treatments;
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
•COMP360 psilocybin treatment may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval or adversely affect the commercial profile for the treatment;
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
•The future commercial success of our investigational COMP360 psilocybin treatment will depend on the degree of market access and acceptance of our potential treatments;
•Our business and commercialization strategy for our investigational COMP360 psilocybin treatment depends on our ability to identify, qualify, prepare, and support third-party treatment sites. If we are unable to do so, our commercialization prospects would be limited and our business would be harmed;

•In our clinical trials, we currently rely on specially trained, licensed healthcare professionals working at third-party clinical trial sites and upon regulatory approval we expected to continue to rely on healthcare professionals working at third-party sites, to monitor and safeguard participants during administration of our COMP360 psilocybin treatment. If third-party sites fail to recruit, retain or effectively manage a sufficient number of qualified healthcare professionals, our clinical trials may be delayed and our business, financial condition and results of operations would be materially harmed;
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
•Enacted and future legislation or changes in regulatory conditions may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin treatment and could have a material adverse effect on our business;
•We rely on third parties to supply drug substances and manufacture, package and distribute COMP360 for our clinical trials, and, if approved, we will continue to rely on third parties for commercial supply. If any third-party provider fails to meet its obligations to supply drug substance or manufacture COMP360, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substance and the commercialization of any treatments, if approved, could be stopped, delayed or made commercially unviable, or less profitable or may result in enforcement actions against us;
•There are a number of third parties who conduct investigator-initiated studies, or IISs, using COMP360 provided by us. IISs of COMP360 may generate clinical trial data that raises concerns regarding the safety or effectiveness of COMP360;
•Unfavorable global economic conditions and geopolitical events as well as volatility in the financial markets could adversely affect our business, financial condition or results of operations;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$260,110	$165,081
Restricted cash	379	389
Prepaid expenses and other current assets	44,979	35,821
Total current assets	305,468	201,291
NON-CURRENT ASSETS:
Operating lease right-of-use assets	1,463	2,006
Deferred tax assets	4,028	3,774
Long-term prepaid expenses and other assets	8,176	6,595
Total assets	$319,135	$213,666
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,584	$12,283
Accrued expenses and other liabilities	11,194	14,495
Debt, current portion	8,988	5,513
Operating lease liabilities - current	1,233	1,725
Total current liabilities	29,999	34,016
NON-CURRENT LIABILITIES
Debt, non-current portion	21,553	24,652
Operating lease liabilities - non-current	259	303
Warrant liabilities	71,857	—
Total liabilities	$123,668	$58,971
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 92,848,326 and 68,552,215 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024, respectively	938	702
Additional paid-in capital	763,436	704,919
Accumulated other comprehensive loss	(16,311)	(16,194)
Accumulated deficit	(552,596)	(534,732)
Total shareholders' equity	195,467	154,695
Total liabilities and shareholders' equity	$319,135	$213,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months ended March 31,
	2025	2024
OPERATING EXPENSES:
Research and development	$30,880	$24,901
General and administrative	18,736	13,672
Total operating expenses	49,616	38,573
Loss from operations:	(49,616)	(38,573)
OTHER INCOME (EXPENSE), NET:
Fair value change of warrant liabilities	19,460	—
Benefit from R&D tax credit	8,448	3,101
Interest income	2,386	2,260
Foreign exchange gains (losses)	2,133	(783)
Interest expense	(1,124)	(1,098)
Other income	803	128
Total other income, net	32,106	3,608
Loss before income taxes	(17,510)	(34,965)
Income tax expense	(354)	(222)
Net loss	$(17,864)	$(35,187)

Net loss per share attributable to ordinary shareholders: basic	$(0.20)	$(0.55)
Weighted average ordinary shares outstanding: basic	89,192,252	64,222,178
Net loss per share attributable to ordinary shareholders: diluted	$(0.24)	$(0.55)
Weighted average ordinary shares outstanding: diluted	98,641,623	64,222,178

Net loss	$(17,864)	$(35,187)
Other comprehensive loss:
Foreign exchange translation adjustment	(117)	(36)
Comprehensive loss	$(17,981)	$(35,223)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	61,943,471	$635	$621,645	$(16,926)	$(379,610)	$225,744
Exercise of share options	86,510	1	219	—	—	220
Issuance of ordinary shares, net of issuance costs	2,509,798	25	26,194	—	—	26,219
Issuance of ordinary shares to settle vested restricted stock units	50,705	—	—	—	—	—
Issuance of ordinary shares to settle warrants exercised	3,752,050	38	37,220	—	—	37,258
Shares tendered for withholding taxes	—	—	(185)	—	—	(185)
Share-based compensation expense	—	—	5,129	—	—	5,129
Unrealized loss on foreign currency translation	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(35,187)	(35,187)
Balance at March 31, 2024	68,342,534	$699	$690,222	$(16,962)	$(414,797)	$259,162

Balance at December 31, 2024	68,552,215	$702	$704,919	$(16,194)	$(534,732)	$154,695
Issuance of ordinary shares, net of issuance costs	24,014,728	233	54,583	—	—	54,816
Exercise of share options	164,422	2	—	—	—	2
Issuance of ordinary shares to settle vested restricted stock units	116,961	1	(1)	—	—	—
Share-based compensation expense	—	—	3,935	—	—	3,935
Unrealized loss on foreign currency translation	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	(17,864)	(17,864)
Balance at March 31, 2025	92,848,326	$938	$763,436	$(16,311)	$(552,596)	$195,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,864)	$(35,187)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	37	61
Non-cash interest	376	333
Non-cash (gain)/loss on foreign currency remeasurement	(1,411)	230
Non-cash share-based compensation	3,935	5,129
Non-cash lease expenses	582	555
Transaction costs allocated to warrants	5,778	—
Fair value change of warrant liabilities	(19,460)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(7,887)	8,136
Deferred and prepaid tax assets	(254)	(322)
Other assets	(1,402)	837
Operating lease liabilities	(575)	(545)
Accounts payable	(3,956)	3,517
Accrued expenses and other liabilities	(3,556)	(3,572)
Net cash used in operating activities	(45,657)	(20,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares and Pre-funded Warrants, net of issuance costs	140,357	26,219
Proceeds from the exercise of warrants	—	37,258
Payments of withholding tax on stock award	—	(185)
Proceeds from exercise of options	2	220
Net cash provided by financing activities	140,359	63,512
Effect of exchange rate changes on cash, cash equivalents and restricted cash	317	(45)
Net increase in cash, cash equivalents and restricted cash	95,019	42,639
Cash, cash equivalents and restricted cash, beginning of the period	165,470	220,638
Cash, cash equivalents and restricted cash, end of the period	$260,489	$263,277
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Three Months ended March 31,
	2025	2024
Cash and cash equivalents	$260,110	$262,888
Restricted cash	$379	$389
Total cash, cash equivalents and restricted cash	$260,489	$263,277

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
The Company is subject to risks and uncertainties common to clinical stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary intellectual property and technology, compliance with government regulations and the ability to secure additional capital to fund operations. The therapeutic candidate currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s therapeutic development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from sales.
The Company has funded its operations with proceeds from the sale of its ordinary shares, American Depository Shares, or ADSs, including in its offerings pursuant to its at-the-market, or ATM, offering program, proceeds from a loan agreement with Hercules Capital, Inc., and proceeds from a private placement transaction, or the PIPE. The Company was party to a Sales Agreement for its ATM offering program, dated October 8, 2021, with TD Securities (USA) LLC, or TD Cowen, under which the Company was able to issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through TD Cowen as the sales agent. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, the Company sold 5,491,836 ADSs under the Company’s ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, the Company entered into a new Sales Agreement to govern the Company’s ATM offering program with TD Cowen, or the Sales Agreement, under which the Company may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of its ADSs, if any, will generally be made at market prices. To date, the Company has not sold any ADSs under this Sales Agreement.
On June 30, 2023, the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through March 31, 2025, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. The Company will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised. During the three months ended March 31, 2025, no PIPE warrants were exercised.
In January 2025, the Company issued and sold (i) 24,014,728 American Depositary Shares, each representing one ordinary share, nominal value £0.008 each, of the Company and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire after three years. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
The Company has incurred recurring losses since its inception, including net losses of $17.9 million and $35.2 million for the three months ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025, the Company had an accumulated deficit of $552.6 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of March 31, 2025 of $260.1 million will be sufficient to fund its operating expenses and capital expenditure requirements at least through the planned 26-week data read-out from our COMP006 study, which is expected in the second half of 2026. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
Market volatility, geopolitical tensions or instability, including from the effects of announced or future tariff increases, resulting from the ongoing war between Ukraine and Russia and conflict in the Middle East, fluctuating inflation and interest rates and the related impact on U.S., UK and global economies, instability in the banking system, the risk of economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or other factors could adversely impact the Company’s operations, financial results and ability to raise additional funding.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the reported periods.
The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 27, 2025. The condensed consolidated balance sheet at December 31, 2024, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to warrant liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. We are currently evaluating this guidance to determine its impact on our year-end consolidated financial statement disclosures.
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
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
UK R&D tax credit	$30,112	$20,712
Prepaid research and development	10,234	11,332
VAT recoverable	1,200	1,109
Prepaid insurance premium	1,018	280
Other current assets	2,415	2,388
	$44,979	$35,821
The Company was uncertain whether it would meet the R&D intensity condition and be eligible for the enhanced effective rate for their tax submission relating to the year ended December 31, 2023. The Company sought clarity from HMRC in the form of a non-statutory clearance and received a positive response in April 2025. Therefore,  the Company intends to file a resubmission to claim relating to the year ended December 31, 2023 at the enhanced rate, which results in an increase in its R&D tax relief claim of $3.9 million. For the period March 31, 2025, the Company recorded an additional $3.9 million prepaid for the 2023 R&D tax credit.
4. Debt
On June 30, 2023, or the Effective Date, the Company entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, consisting of (i) a term loan of $30.0 million, which was funded on the Effective Date, (ii) subject to the Company achieving certain performance milestones and available until June 30, 2025, an additional term loan of $10.0 million, and (iii) subject to the approval of Hercules’ investment committee in its sole discretion, and available during the interest-only period, an additional term loan of $10.0 million.
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
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charge are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 15.6% as of March 31, 2025.

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

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on July 1, 2024 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of March 31, 2025.
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Term loan payable	$30,000	$30,000
End of term charge	1,425	1,425
Future principal payments and end of term charge	$31,425	$31,425
PIK interest payable	757	649
Unamortized debt issuance costs	(1,641)	(1,909)
Carrying value of long-term debt	$30,541	$30,165
Less: current portion	$(8,988)	$(5,513)
Non-current portion	$21,553	$24,652
Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2025	6,587
December 31, 2026	14,172
December 31, 2027	10,666
Total	$31,425
Interest expense associated with the Loan Agreement for the three months ended March 31, 2025 and 2024 was $0.9 million and $1.1 million, respectively.

5. Fair Value Measurements
The following table presents, as of March 31, 2025, information about the Company’s warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2025		January 13, 2025
	Level	Amount	Level	Amount
Warrant Liabilities:
Pre-funded Warrants	2	$31,587	2	$37,220
2025 ADS Warrants	3	40,270	3	55,726
Total Warrant Liabilities		$71,857		$92,946
The Pre-funded Warrants and 2025 ADS Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as both warrants contain contingent exercise provisions that do not meet the requirements of the indexation guidance under ASC 815-40 and could require the Company to pay cash to settle the warrants. The warrants are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statements of operations and comprehensive loss.
The Pre-funded Warrants are considered to be Level 2 in the fair value hierarchy as the inputs used to determine fair market value are observable against the Company’s stock price. The 2025 ADS Warrant are considered to be Level 3 in the fair value hierarchy as they have been recorded at fair value using the Black-Scholes model, using unobservable assumptions that have been probability-weighted for specified data milestones. As of March 31, 2025, the assumptions are as follows:

	March 31, 2025	January 13, 2025
Exercise price	$5.7960	$5.7960
Market price	$2.86	$3.37
Volatility	141.9% to 148.8%	146.1% to 158.7%
Risk-free rate	4.0%	4.6%
Dividend yield	—%	—%
Term (in years)	3.8 to 4.2 years	4.0 to 4.4 years
The following table reflects the fair value of the Company’s warrant liabilities for the three months ended March 31, 2025:

	Pre-Funded Warrants	ADS Warrants
Fair value as of December 31, 2024	$—	$—
Initial fair value as of January 13, 2025	37,220	55,726
Fair value change of warrant liabilities	(5,633)	(15,455)
Fair value as of March 31, 2025	$31,587	$40,271
The fair value change of warrant liabilities at March 31, 2025 was $19.5 million, which included a $1.6 million loss upon issuance of the Pre-funded warrants and a $21.1 million gain in fair value between the initial fair value and the fair value as of the balance sheet date. During the three months ended March 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

6. Shareholders’ Equity
Ordinary Shares
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through March 31, 2025, no cash dividends had been declared or paid by the Company.

At-the-Market Facility
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company may have issued and sold from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, the Company entered into a new Sales Agreement under which the Company may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of our ADSs, if any, will generally be made at market prices. To date, we have not sold any ADSs under this Sales Agreement.
Warrants
Equity-classified
On June 30, 2023, the Company entered into a Warrant Agreement with Hercules, which provides Hercules with the right to purchase a number of the Company’s Ordinary Shares, equal to the quotient derived by dividing (i) the amount equal to (a) 2.5% times (b) the aggregate principal amount of term loan advances made and funded under the Loan Agreement by (ii) the exercise price. Upon receipt of each term loan, the Warrant will automatically become exercisable and will expire in 10 years (on June 30, 2033). On June 30, 2023, with the receipt of the first term loan, 94,222 shares became exercisable to Hercules with a fair market value of $0.7 million.

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share, at a purchase price of $9.93 per ADS. The PIPE Warrants became exercisable for a three year period beginning in February 2024. Through March 31, 2025, PIPE Warrants were exercised for 3,752,050 ADSs, resulting in $37.3 million in exercise proceeds. During the three months ended March 31, 2025, no PIPE warrants were exercised.

The Company evaluated the terms of the outstanding Hercules and PIPE warrants in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and concluded that the warrants meet the criteria for equity classification. As such, the warrants are classified as equity instruments in the condensed consolidated balance sheets and are not subject to recurring fair value measurement or remeasurement.

Liability-classified
On January 13, 2025, in connection with the 2025 Financing, the Company issued and sold (i) 24,014,728 ADSs, each representing one ordinary share, (ii) in lieu of ADSs, Pre-funded Warrants to purchase up to 11,044,720 ADSs, and (iii) accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs, each representing one ordinary share. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire after three years. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the

Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.796 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
The 2025 Financing comprising of ADSs, Pre-funded Warrants and 2025 ADS Warrants, resulted in aggregate proceeds of $149.8 million, with issuance costs of $9.4 million. Since the Pre-funded Warrants and 2025 ADS Warrants have been classified as a liability and recorded at fair value with changes in fair value recorded in the condensed consolidated income statement, the aggregate proceeds have been allocated first to these warrants at their respective fair values at the issuance date. The residual has been allocated to the ADSs issued as part of the 2025 Financing and recognized within equity.
7. Share-Based Compensation
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
As of March 31, 2025, the Company was authorized to issue a total of 1,148,947 ordinary shares underlying outstanding options granted under the 2017 Plan prior to our initial public offering, or IPO.
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
On October 1, 2021, the Company launched the SIP, and the ESPP, through which employees can purchase shares at a discounted price. At the end of six months, shares will automatically be purchased at the lower of the opening and closing price of the shares for the saving period minus a 15% discount.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by our compensation and leadership development committee. This number is subject to adjustment in the event of a sub-division, consolidation, share dividend or other change in our capitalization. The total number of ordinary shares that may be issued under the 2020 Plan is 7,938,129 shares as of March 31, 2025, of which 2,026,449 shares remained available for future grant.
The options granted under the 2020 Plan to employees generally expire 10 years from the date of grant. There are three potential vesting terms for the grants including: (i) 25% per year over four year service period, (ii) four year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years, (iii) monthly vesting over four year service period, (iv) monthly vesting over three year service period, and (v) 100% vesting on the earlier of the next Annual General Meeting or the first anniversary of the grant date.

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
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	1,524	2,614
General and administrative	2,411	2,515
Total share based compensation expense	$3,935	$5,129

8. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to ordinary shareholders - basic	$(17,864)	$(35,187)
Fair value change of pre-funded warrant liabilities	5,633	—
Net loss attributable to ordinary shareholders - diluted	$(23,497)	$(35,187)

Denominator:
Weighted-average number of ordinary shares used in net loss per share - basic	89,192,252	64,222,178
Add: Weighted-average pre-funded warrants	9,449,372	—
Weighted-average number of ordinary shares used in net loss per share - diluted	98,641,623	64,222,178

Net loss per share - basic	$(0.20)	$(0.55)
Net loss per share - diluted	$(0.24)	$(0.55)
The Company computes basic net loss per share by dividing net loss by the weighted-average number of shares outstanding. The Company computes diluted net loss per share by dividing net loss by the weighted-average number of shares and dilutive potential share equivalents then outstanding during the period.
Included within the weighted-average number of ordinary shares used in net loss per share for the three-months ended March 31, 2025, are ADSs issuable upon the exercise of the Pre-funded Warrants, as the Pre-funded Warrants are exercisable at any time for nominal consideration, and as such are considered outstanding for the purpose of calculating diluted net loss per share. There were no Pre-funded Warrants outstanding during the three-months ended March 31, 2024. The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and warrants (other than the Pre-funded Warrants), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.
The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the three months ended March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Unvested restricted share units	1,003,044	647,657
Share options	9,093,492	8,187,506
Warrants	49,073,719	12,418,922
	59,170,255	21,254,085

9. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of March 31, 2025 or December 31, 2024.
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
10. Segment Reporting
The Company has one operating segment. The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and Development:
Development expenses	$21,696	$13,944
Personnel expenses	6,069	6,604
Non-cash share-based compensation expense	1,524	2,614
Facilities and other expenses[1]	1,591	1,739
General and Administrative:
Personnel expenses	5,061	5,501
Legal and professional fees	9,364	2,447
Facilities and other expenses[1]	1,900	3,209
Non-cash share-based compensation expense	2,411	2,515
Total operating expenses	49,616	38,573
Operating loss	(49,616)	(38,573)

Fair value change of warrant liabilities	19,460	—
Benefit from R&D tax credit	8,448	3,101
Interest income	2,386	2,260
Foreign exchange gains (losses)	2,133	(783)
Interest expense	(1,124)	(1,098)
Other income	803	128
Income tax expense	(354)	(222)
Net loss	$(17,864)	$(35,187)

1Other expenses include subscriptions and memberships, consulting fees and company insurance.

11. Related Party Transactions
Pursuant to the terms of a consulting agreement between the Company and Alithos, Inc., a company founded by our co-founder, former chief executive officer, former chairman of the board of directors and former greater than 5% shareholder, George Goldsmith, the Company provided consulting services to Alithos. Through March 31, 2025, the Company recorded $0.6 million in other income as a result of this transaction.

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
At the beginning of 2023, we commenced our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. The Phase 3 program is composed of two pivotal trials, each with a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=258): a single dose (25mg) monotherapy compared with placebo. In April 2025, we announced that all participants had completed dosing in Part A of this trial. We expect to report top-line 6 week primary endpoint results in late June 2025 and then the 26-week data once all participants in the COMP006 trial have completed Part A of the COMP006 trial.
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

Beyond TRD, we have been exploring other indications, including PTSD. In May 2024, we completed and announced top-line results from our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment in participants with PTSD, as a result of trauma experienced as adults. In line with the study design, the study enrolled 22 participants who were monitored for a 12-week period post dosing. The study met its primary safety endpoint and available secondary efficacy endpoints. Study observations included meaningful and sustained symptom improvement from baseline in mean CAPS-5 total score, a measure of disease severity, and in Sheehan Disability Scale (SDS) score, a measure of functional impairment in daily life. Administration of COMP360 was well-tolerated, with a safety profile consistent with previous studies of COMP360. Based on the data from this trial, we are in the process of designing a late-stage PTSD program.
Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations primarily with proceeds from the sale of our ordinary shares, ADSs, including in our offerings pursuant to our at-the-market, or ATM, offering program, proceeds from a loan agreement with Hercules, or the Hercules Loan Agreement, and proceeds from a private placement transaction, or the PIPE. We were party to a Sales Agreement for our ATM offering program, dated October 8, 2021, with TD Securities (USA) LLC, or TD Cowen, under which we were able to issue and sell from time to time up to $150.0 million of our ADSs, each representing one ordinary share, through TD Cowen, as the sales agent. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, we entered into a new Sales Agreement under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of our ADSs, if any, will generally be made at market prices. To date, we have not sold any ADSs under this Sales Agreement.
On June 30, 2023, we entered into the Hercules Loan Agreement, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through March 31, 2025, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised. During the three months ended March 31, 2025, no PIPE warrants were exercised.
In January 2025, we issued and sold (i) 24,014,728 ADSs and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire after three years. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
We have incurred recurring losses since our inception, including net losses of $17.9 million and $35.2 million for the three months ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025, we had an accumulated deficit of $552.6 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate. In addition, although our non-COMP360 preclinical efforts have been stopped, in connection with the strategic reorganization that took place in the fourth quarter of 2024, our spending in the future may increase if we choose to expand into additional indications or initiate the development for different therapeutic candidates. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of March 31, 2025, we had cash and cash equivalents of $260.1 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements at least through the planned 26-week data read-out from our COMP006 study, which is expected in the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions and Changes in Regulatory Landscape
We continue to monitor current macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, significant changes in U.S. policies or regulatory environment or disruption for U.S government agencies, the risk of economic slowdown or recession in the U.S., significant changes in geopolitics and international tensions, including from the effects from announced or future tariff increases, the ongoing war between Ukraine and Russia and conflict in the Middle East, for any potential impact that these or other events or conditions may have on our business.
Changes in policy or resources of governmental agencies, including, but not limited to, changes at the FDA, DEA, SEC and U.S. Patent and Trademark Office, could impact our business and results of operations. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of our current product or future products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. In addition, the ability of the DEA to inspect clinical trial sites and issue controlled substance licenses to our clinical trial sites in a timely manner and the ability of FDA to review and clear or approve new products has in the past and may in the future be affected by changes in government budget and funding levels, the ability of the government to hire and retain key personnel, and shifting policy priorities. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.

Our ability to raise additional funds may be adversely impacted by macroeconomic conditions and geopolitical events, changing regulatory conditions, including potential impacts of regulatory agency staffing cuts and policy changes on regulatory feedback and timing thereof, and disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. Failure to raise capital or secure other funding as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue and do not expect to generate any revenue from the sale of therapeutic candidates in the near future. If our development efforts for our investigational COMP360 psilocybin treatment are successful and result in regulatory approval of COMP360, we may generate revenue in the future.
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
General and Administrative
We anticipate we will continue to incur significant accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company. In the short-term, we expect reduced personnel expenses as a result of the reorganization that we undertook in the fourth quarter of 2024. However, in the long-term, we anticipate future increases in both personnel and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.
Other Income, Net
Benefit from Research and Development Tax Credit

Benefit from R&D tax credit consists of the R&D tax credit received in the UK, which is recorded within other income, net. As a company that carries out extensive research and development activities, we seek to benefit from the Small and Medium sized Enterprise, or SME, Program and from January 1, 2025, the new merged regime. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs.
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the three months ended March 31, 2025 and 2024. We expect such elements to be eligible for R&D incentives under the new merged regime in the year ended December 31, 2025 although there may be some limitations on expenditure on activities undertaken outside the UK.
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
Fair value changes of warrant liabilities
The fair value changes in warrant liabilities is attributable to the warrant liabilities which are subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the condensed consolidated statements of operations and comprehensive loss.
Foreign exchange gains (losses)
Foreign exchange gains (losses) consist of foreign exchange impacts arising from foreign currency transactions, primarily related to the translation of intercompany balances as a result of a change in our functional currency, as well as bank balances held in a foreign currency.
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
During the three months ended March 31, 2025 and 2024, we recorded a tax provision of $0.4 million and $0.2 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
OPERATING EXPENSES:
Research and development	$30,880	$24,901	$5,979
General and administrative	18,736	13,672	5,064
Total operating expenses	49,616	38,573	11,043
Loss from operations	(49,616)	(38,573)	(11,043)
OTHER INCOME, NET:
Fair value change of warrant liabilities	19,460	—	19,460
Benefit from R&D tax credit	8,448	3,101	5,347
Interest income	2,386	2,260	126
Foreign exchange gains (losses)	2,133	(783)	2,916
Interest expense	(1,124)	(1,098)	(26)
Other income	803	128	675
Total other income, net	32,106	3,608	28,498
Loss before income taxes	(17,510)	(34,965)	17,455
Income tax expense	(354)	(222)	(132)
Net loss	$(17,864)	$(35,187)	$17,323

Comparison For The Three Months Ended March 31, 2025 and 2024
Research and Development
Research and development expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Development expenses	$21,696	$13,944	$7,752
Personnel expenses	6,069	6,604	(535)
Non-cash share-based compensation expense	1,524	2,614	(1,090)
Facilities and other expenses	1,591	1,739	(148)
Total research and development expenses	$30,880	$24,901	$5,979
For the three months ended March 31, 2025, the increase in research and development expenses, as compared to the same period in 2024, was primarily attributable to the following:
•an increase in development expenses associated with advancing our late-stage COMP360 clinical trials;
Partially offset by:
•a decrease in personnel expenses and non-cash share based compensation expense as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024.
We expect research and development costs to continue to increase substantially at least through completion of our Phase 3 program for COMP360 psilocybin therapy in TRD.

General and Administrative
General and administrative expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Personnel expenses	$5,061	$5,501	$(440)
Legal and professional fees	9,364	2,447	6,917
Non-cash share-based compensation expense	2,411	2,515	(104)
Facilities and other expenses	1,900	3,209	(1,309)
Total general and administrative expenses	$18,736	$13,672	$5,064
For the three months ended March 31, 2025, the increase in general and administrative expenses, as compared to the same period in 2024, was primarily attributable to the following:
•an increase in legal and professional fees, primarily related to issuance costs related to the 2025 Financing as well as expenses associated with consulting, accounting and legal advice.
Partially offset by:
•a decrease in facilities and other expenses, primarily due to lower subscription and memberships needs following the reorganization that took place in the fourth quarter of 2024; and
•a decrease in personnel expenses and non-cash share based compensation expense as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024,
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development activities.
Other Income, Net
Other income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Fair value change of warrant liabilities	$19,460	$—	$19,460
Benefit from R&D tax credit	8,448	3,101	5,347
Interest income	2,386	2,260	126
Foreign exchange gains (losses)	2,133	(783)	2,916
Interest expense	(1,124)	(1,098)	(26)
Other income	803	128	675
Total other income, net	$32,106	$3,608	$28,498
For the three months ended March 31, 2025, the increase in other income, net, as compared to the same periods in 2024, was primarily attributable to the following:
•an increase due to the change in fair value of the warrant liabilities during the period, related to the warrants issued in the 2025 Financing;
•an increase in the benefit from R&D tax credit due to higher R&D expenditures claimed at the enhanced research intensive rate in the current year as well as a resubmission of the Company’s 2023 claim at the enhanced rate given clarity provided by HMRC in the current year; and
•an increase due to foreign exchange gains following remeasurement of foreign currency denominated assets and liabilities.

Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates in the near future, if at all. We have primarily funded our operations with proceeds from the sale of our ordinary shares, ADSs, including our ATM offering program, proceeds from the Hercules Loan Agreement, and proceeds from the PIPE. The ATM offering program allows us to issue and sell from time to time up to $150.0 million of our ADSs. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, we entered into a new Sales Agreement under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of our ADSs, if any, will generally be made at market prices. To date, we have not sold any ADSs under this Sales Agreement. The Hercules Loan Agreement provided for aggregate maximum borrowings of up to $50.0 million, of which we have funded $30.0 million. Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. Through March 31, 2025, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised. In January 2025, we completed the 2025 Financing in which it issued and sold ADSs and, in lieu of ADSs, Pre-funded Warrants to certain investors along with accompanying 2025 ADS Warrants to purchase ADSs. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire after three years. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating leases, and debt obligations under our Loan Agreement with Hercules described in the footnotes to our condensed consolidated financial statements.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(45,657)	$(20,828)	$(24,829)
Net cash provided by financing activities	140,359	63,512	76,847
Effect of exchange rate changes on cash, cash equivalents and restricted cash	317	(45)	362
Net increase in cash, cash equivalents and restricted cash	$95,019	$42,639	$52,380

    Net Cash Used in Operating Activities
Net cash used in operating activities increased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to unfavorable working capital related activities of $25.7 million, as well as an increase of $16.5 million of non-cash adjustments, including the change in fair value of warrant liabilities of $19.5 million, which was offset by a $17.3 million decrease in our net loss.

Net Cash Provided by Financing Activities
Net cash provided by financing activities increased during the three months ended March 31, 2025, compared to the same period in 2024, primarily as a result of proceeds from the 2025 Financing for the issuance of ADSs and proceeds from the Pre-funded Warrants of $140.4 million, partially offset by the proceeds from the issuance of ordinary shares to settle warrants exercised of $26.2 million and the proceeds from the exercise of warrants of $37.3 million in 2024.
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
•initiate and advance a late-stage development program in PTSD;
•continue the training of qualified healthcare professionals to monitor and safeguard participants in our Phase 3 program and other clinical trials;
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
As of March 31, 2025, we had cash and cash equivalents of $260.1 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements at least through the planned 26-week data read-out from our COMP006 study, which is expected in the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
•the costs of establishing and maintaining research collaborations, such as our Centers of Excellence and the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
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
•the impact of macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S., international tensions and changes in governmental policies, including the effects of announced or future tariff increases; and
•the costs of operating as a public company.
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

Critical Accounting Policies and Significant Judgments and Estimates
During the first three months of 2025, our significant accounting policies or critical accounting estimates have been updated to include warrant liabilities, as described below. For a complete discussion of our other significant accounting policies and critical accounting estimates, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended December 31, 2024, which we filed with the SEC on February 27, 2025.
Warrant Liabilities
We account for the warrants in accordance with the guidance contained in ASC Topic 815-40-15-7D, (“Derivatives and Hedging”), under which the warrants that do not meet the criteria for equity treatment must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our condensed consolidated statements of operations and comprehensive loss. The fair values of these warrants are determined using the Black-Scholes pricing model. These values are subject to a significant degree of management’s judgment.
The warrant liabilities are classified as non-current on the condensed consolidated balance sheets due to the underlying warrants having expiration dates beyond 12 months from the reporting date and it is not reasonably expected that the Company would be required to use existing resources classified as current assets, or create other current liabilities, to settle the warrant liabilities at this time. Management reviews the classification of warrant liabilities at each reporting period to determine whether any change in classification is warranted based on changes in facts or circumstances, including the proximity to expiration or likelihood of exercise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk exposures that affect the disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $17.9 million for the three months ended March 31, 2025 and $35.2 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $552.6 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. During the term of our Pre-funded Warrants and ADS Warrants, which were issued in January 2025 and are classified as liabilities, our net loss can change significantly quarter to quarter due to non-cash increases or decreases in the fair value of these warrants. We intend to continue to conduct research and development, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant operating losses for at least the next several years. Our expected operating losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and related preparatory work for the NDA filing;
•initiate and advance a late-stage development program in PTSD;

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
We have funded our operations since our initial public offering, or IPO, in 2020, through public equity offerings, private placements of ADSs and warrants and debt financing. To become and remain profitable, we will need to continue developing and eventually commercialize treatments that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing our Phase 3 program of COMP360 in TRD and other clinical trials of COMP360 or any future therapeutic candidates, training a sufficient number of qualified healthcare professionals to monitor and safeguard participants in our clinical trials, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin treatment and any future therapeutic candidates that successfully complete clinical trials, and establishing marketing capabilities. Even if COMP360 psilocybin treatment or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Under the terms of the 2025 ADS Warrants, following the time when the 2025 ADS Warrants become exercisable and provided the closing price of our ADSs is above the warrant exercise price of $5.7960 per ADS for at least three consecutive trading days, we may elect to force the exercise of some or all of the 2025 ADS Warrants. If we force the exercise of all of the 2025 ADS Warrants, we would receive an additional $203.2 million in gross proceeds. However, we cannot predict if we will have the ability to force the exercise of the 2025 ADS Warrants. We are only permitted to force the exercise of the 2025 ADS Warrants following the public release of the 26-week results from our COMP005 clinical study and only if the closing price of our ADSs is greater than the 2025 ADS Warrant exercise price of $5.7960 per ADS for each of the three consecutive trading days prior to the delivery of the forced exercise notice. Therefore, we have not included any anticipated proceeds from such exercises of the 2025 ADS Warrants in our estimate of our cash runway. In addition, if the outstanding PIPE Warrants are exercised in full for cash, we would receive an additional $122.4 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $260.1 million as of March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements at least through the planned 26-week data read-out from our COMP006 study, which is expected in the second half of 2026. We have experienced delays in our Phase 3 program in the past and if we experience additional delays in the future, we may not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements through completion of the 26-week data read-out from our COMP006 study. We have based our estimated cash runway on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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
•the costs of training qualified healthcare professionals to monitor and safeguard participants in our Phase 3 program and other clinical trials;
•the costs of establishing and maintaining research collaborations, such as our Centers of Excellence and the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
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
•the impact of macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S., international tensions and changes in governmental policies, including the effects of announced or future tariff increases; and
•the costs of operating as a public company.
Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the volatile capital markets environment, lower prices for many securities, fluctuating inflation and interest rates, concerns about potential recessionary factors may affect our ability to raise additional funding, including through the exercise for cash of the 2025 ADS Warrants and/or PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions, such as those resulting from the ongoing war between Ukraine and Russia, conflict in the Middle East, changes in governmental policies, including the effects of announced or future tariff increases, fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the risk of economic slowdown or recession in the U.S., the potential for significant changes in U.S. policies or regulatory environment or disruption for U.S. government agencies or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.
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
In addition, heightened regulatory scrutiny, regulatory delays or uncertainty in the regulatory environment could have a negative impact on our ability to raise capital. Our business activities rely on developing laws and regulations in multiple jurisdictions. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding our investigational COMP360 psilocybin treatment or any future therapeutic candidates may adversely affect our business and operations, including without limitation, our ability to raise additional capital.
Outstanding warrants for our securities may not be exercised and we may not receive any additional funds upon the exercise of outstanding warrants.
As of March 31, 2025, we had 12,324,700 outstanding PIPE Warrants. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three year period ending in February 2027 and have an exercise price of $9.93, which is significantly higher than the current trading price of our ADSs. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price.
In our 2025 Financing, we issued and sold an aggregate of 35,059,448 2025 ADS Warrants which have an exercise price of $5.7960 per ADS. The 2025 ADS Warrants are not yet exercisable and will become exercisable following the public release of the 26-week results from our COMP005 clinical study. The 2025 ADS Warrants will expire after three years. Once the 2025 ADS Warrants become exercisable, we may force the exercise of the 2025 ADS Warrants, in whole or in part, by delivering a notice of forced exercise to the holders if our ADS price is above the warrant exercise price, which is $5.7960, for the three prior consecutive trading days prior to the delivery of the forced exercise notice. Even though we have the right to force the exercise of the 2025 ADS Warrants, the 2025 ADS Warrants may never become exercisable and even if exercisable, the closing price of our ADSs may never exceed the exercise price of the 2025 ADS Warrant for three consecutive trading days, in which case we would not be able to force the exercise of the 2025 ADS Warrants. In addition, there is no guarantee holders will elect to exercise the 2025 ADS Warrants, in the event we are not able to or choose not to force the exercise of such warrants. We believe that whether the holders elect to exercise the 2025 ADS Warrants is dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not exceed the exercise price of the 2025 ADS Warrants prior to their expiration. Thus, the 2025 ADS Warrants may expire unexercised and we may never receive any additional proceeds.
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
In our 2025 Financing, we issued and sold 11,044,720 Pre-funded Warrants. Each Pre-funded Warrant will be exercisable until it is fully exercised and by means of a cash payment of the exercise price of $0.0001 per ADS or by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of ADSs representing ordinary shares determined according to the formula set forth in the Pre-funded Warrant. Accordingly, we will not receive any meaningful, or potentially any, additional funds upon the exercise of the Pre-funded Warrants. To the extent such Pre-funded Warrants are exercised, additional ADSs will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our ADSs and will increase the number of ADSs and ordinary shares outstanding.

Our history as a clinical stage company may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. In addition, during the term of our ADS Warrants, which are classified as liabilities, our net loss is expected to fluctuate significantly quarter to quarter due to non-cash increases or decreases in the fair value of these ADS Warrants. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
Raising additional capital through equity financings may cause dilution to holders of our ordinary shares and ADSs and raising additional capital through debt financings, strategic partnerships, collaborations or any other means may restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates.
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants and/or the 2025 ADS Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the outstanding PIPE Warrants, 2025 ADS Warrants and the Pre-funded Warrants were exercised, we would issue 58,428,868 ADSs which would result in significant dilution to our shareholders. In addition, we have raised additional funds in the past and may raise additional funds in the future by issuing equity securities under our ATM Facility and, as a result, our stockholders have in the past experienced and may in the future experience dilution. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain a minimum cash balance of $22.5 million and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
Furthermore, certain shareholders and holders of ADSs, including those in the U.S., may, even in the case where preferential subscription rights have not been cancelled or limited, not be entitled to exercise such rights, unless the offering is registered or the ordinary shares are qualified for sale under the relevant regulatory framework. In addition, we have in the past and intend in the future to submit to shareholders a special resolution at our annual meeting to disapply preemptive rights. As a result, there is the risk that investors may suffer dilution of their holdings should they not be permitted to participate in preference right equity or other offerings that we may conduct in the future.
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
•adding new clinical trial sites;
•availability of adequately trained healthcare professionals and appropriate third-party clinical trial sites for the administration of COMP360 psilocybin treatment in our Phase 3 program and other clinical trials, including preparation, the COMP360 administration session, and post-administration follow-up (integration);
•sufficiency of any supporting digital services that may form part of the preparation, post-administration follow-up or long-term follow-up relating to any drug we develop;
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
•delays in our clinical trials due to public health crises, due to factors such as a decrease in the willingness or availability of patients to enroll in our clinical trials and challenges in procuring sufficient supplies of the underlying therapeutic substance;
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
Additionally, several of our past clinical trials utilized, and in the future we may conduct clinical trials that utilize, an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. For example, the population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions impacting the effectiveness of our investigational COMP360 psilocybin treatment which may cause the percentage of patients, if any, that go into remission to fluctuate. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin treatment. In addition, certain diseases or conditions that we target or may decide to target have in the past and may in the future present increased or unique challenges in clinical development. For example, drug development for anorexia nervosa is not well understood, and we experienced challenges in recruiting and screening participants for our Phase 2 study in anorexia nervosa. In the second half of 2024, we closed enrollment in our Phase 2 trial in anorexia nervosa and have enrolled 32 patients in the study. Given the challenges in designing and executing clinical trials for this highly vulnerable patient population, we are considering whether to proceed with future development in anorexia nervosa. We have experienced and expect to continue to experience some recruitment challenges based on the patient populations for our clinical trials and the challenges with clinical study conduct. Moreover, these increased or unique challenges could ultimately impact our ability to seek and obtain regulatory approval in these conditions.
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
•the willingness or availability of patients to participate in our trials due to a number of factors, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance, any public health crisis or other factors;
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
If we enter into arrangements with third parties to perform market access and commercial services for any approved treatments, the revenue or the profitability of these revenues to us could be lower than if we were to commercialize any treatments that we develop ourselves. Such collaborative arrangements may place the commercialization of any approved treatments outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our treatments or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy. Our business may be adversely affected by business combinations, restructurings or other corporate transactions, worsening of our collaboration partner’s financial position or significant changes in its strategy. For example, in December 2023, we entered into an agreement with Greenbrook TMS to research and investigate models for the delivery of COMP360 treatment, if approved, within healthcare systems. In December 2024, Neuronetics, Inc. acquired Greenbrook TMS in an all stock acquisition, which may negatively impact Neuronetics’ willingness or ability to complete its obligations under our agreement. We may not be successful in entering into arrangements with third parties to commercialize our treatments or may be unable to do so on terms that are favorable to us. Acceptable third parties may fail to devote the necessary resources and attention to commercialize our treatments effectively, to set up a sufficient number of treatment centers in third-party treatment sites, or to recruit, train and retain an adequate number of healthcare professionals to administer our treatments.
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
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the U.S., there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal use of “psilocybin products,” including naturally-derived psilocybin substances, in licensed facilities with supervision by licensed facilitators. Oregon psilocybin service centers opened and licensed facilitators began offering psilocybin services to adults over the age of 21 in January 2023. In November 2022, voters in Colorado approved a ballot measure legalizing the use of naturally-derived psilocybin and psilocin in state-regulated centers under the supervision of state-licensed facilitators and Colorado began accepting licensing applications on December 31, 2024. In April 2025, New Mexico’s governor signed SB 219, the Medical Psilocybin Act, which provides for a medical program for naturally-derived psilocybin. This bill creates a regulated medical psilocybin program overseen by the New Mexico Department of Health, allowing licensed healthcare providers to prescribe naturally-occurring psilocybin to patients with qualifying conditions, including, among others, TRD and PTSD. The program is expected take effect in 2028. Some cities have also passed measures that decriminalizes or minimizes enforcement actions for psilocybin, including, for example, Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), Northampton, Massachusetts (April 2021), Seattle, Washington (October 2021), San Francisco, California (September 2022), Minneapolis, Minnesota (July 2023) and Portland, Maine (October 2023). The legalization of psilocybin without regulatory oversight or with minimal regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.
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
As a UK incorporated and tax resident entity, we are subject to UK corporation tax on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. We had accumulated trading losses for carry forward in the UK of $339.7 million and $252.3 million as of December 31, 2024 and 2023, respectively. Subject to any relevant utilization criteria and restrictions (including, but not limited to, those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is limited each year to £5.0 million per group plus, broadly, an incremental 50% of the remaining UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
As a company that carries out extensive R&D activities, we seek to benefit from the UK R&D tax relief programs, which historically consisted of the Small and Medium-sized Enterprises, or SME, R&D tax relief program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. For accounting periods starting on or after April 1, 2023 and before April 1, 2024, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying R&D activities for a cash rebate of an amount up to an effective rate of 18.6% of such qualifying R&D expenditures or 12.1% for any work that is contracted out. The majority of our research, clinical trials management and clinical manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. For accounting periods starting on or after April 1, 2024, the SME and RDEC regimes have been merged, which will impact us for the first time from January 1, 2025. Under this new merged scheme, for non-research intensive companies, the effective net credit will be 16.2% for in-house expenditure and 10.5% for any work that is contracted out. This merged regime will apply to both SME and large companies.
The SME Program, and the new merged scheme, incorporate a cap on repayable credits to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying R&D expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If the exception does not apply, this could restrict the amount of payable credit that we claim.
The rates described above relate to non-research intensive companies. However, new rules were introduced by the Finance Act 2024 for an enhanced rate of relief for research intensive companies from April 1, 2023 onwards, which are approximately 27.0% for qualifying expenditure and approximately 17.5% for qualifying subcontracted expenditure (paid to an unconnected subcontractor) under the SME program. To be eligible as a research intensive company, the qualifying R&D expenditure for tax purposes must be at least 40% of the aggregate expenditure across the consolidated group. The threshold has decreased from 40% to 30% from January 1, 2025.
For the year ended December 31, 2023, the Company was uncertain whether it would meet the R&D intensity condition and therefore be eligible for the enhanced effective rate due to uncertainties over the ability to net off an exchange gain and loss arising on an intercompany loan when calculating aggregate expenditure, which was not covered by HMRC guidance. It sought clarity from HMRC in the form of a non-statutory clearance and received a positive response in April 2025. Therefore for the year ended December 31, 2023 the company intends to file a resubmission to claim at the enhanced rate, which will result in an increase in its R&D tax relief claim of $3.9 million.
For the year ended December 31, 2024 the Company believes that it meets the R&D intensity condition and has therefore calculated its R&D tax credit at the enhanced rate on the basis that it is research intensive.
As the Company believes that it meets the R&D intensity condition for the year ended December 31, 2024 and is intending to claim the enhanced rate for that period, it should automatically fulfil the expenditure conditions to be eligible for the enhanced rate in the year ended December 31, 2025 as a company remains research intensive unless it fails to meet the eligibility requirement for two consecutive years. However to continue to be able to claim at the enhanced rate in that year, it must also be loss making and qualify as a small or medium sized enterprise (SME).
Restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These changes may impact the quantum of R&D relief that we are able to claim in the future and took effect for accounting periods starting from April 1, 2024, which will therefore impact us for the first time from January 1, 2025. These restrictions and the application of the exceptions have been taken into account in the assessment of qualifying expenditures.
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
In the U.S., the EU and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and there may continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Although we do not currently have any treatments on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any treatments for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved treatments, and other parties through which we market, sell and distribute our treatments for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford treatments such as our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and treatments that use psilocybin or psilocin are precluded from reimbursement in the U.S. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given treatment by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., Europe or elsewhere will be available for any treatment that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, and other countries has and will continue to put pressure on the pricing and usage of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. In many countries, the prices of medical treatments are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical treatments, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulations could restrict the amount that we are able to charge for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Accordingly, in markets outside the U.S., the reimbursement for our treatments may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.
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
Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for COMP360, any future therapeutic candidates, any associated psychological support, digital tools, methods used to manufacture the underlying drug substances, and the methods for treating patients using those substances, or on licensing in such rights. Failure to obtain, maintain, protect, enforce or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our investigational COMP360 psilocybin treatment and any future therapeutic candidates. We also rely on trade secrets and know-how to develop and maintain our proprietary and intellectual property position. Any failure to protect our trade secrets and know-how could adversely affect our operations and prospects.
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

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our investigational treatments, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the U.S. or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover COMP360 or any future therapeutic candidates. For example, on July 22, 2022, a third-party challenger filed with the USPTO Board requests for rehearing of the USPTO Board’s decisions to deny institution of post-grant reviews of U.S. Patent 10,947,257 and U.S. Patent 10,954,259, and on August 16, 2022, the third-party challenger also filed requests for a Precedential Opinion Panel in each of the patents. On February 10, 2023, the USPTO Board denied the request for a Precedential Opinion Panel in each of the challenges. On May 23, 2023, the USPTO Board denied the requests for rehearing in each of the challenges. The outcome following legal assertions of invalidity and unenforceability during patent litigation or other proceedings is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on COMP360 or one or more of any future therapeutic candidates. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations, and prospects. Further, litigation could result in substantial costs and diversion of management resources, regardless of the outcome, and this could harm our business and financial results.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to supply drug substance and manufacture, package and distribute COMP360 and expect to continue to rely on third parties to supply and manufacture any future therapeutic candidates, and if COMP360 is approved, we will rely on third parties to manufacture these substances for commercial supply. If any third-party provider fails to meet its obligations to supply drug substance or manufacture COMP360 or our future therapeutic candidates, or fails to maintain or achieve satisfactory regulatory compliance, the development of such substance and the commercialization of any treatments, if approved, could be stopped, delayed or made commercially unviable, less profitable or may result in enforcement actions against us.
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
If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for COMP360 or any future therapeutic candidates including as a result of trade tensions, supply chain delays or increasing costs, we could experience delays in our research or planned clinical studies or commercialization. In addition, quality issues may arise during scale-up activities. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. For example, the COVID-19 pandemic created supply constraints generally globally. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, may significantly delay our clinical studies and the commercialization of our treatments, if approved, which would materially adversely affect our business, prospects, financial condition and results of operations.

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
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. In addition, we may experience increased employee turnover as a result of general market conditions and a competitive talent market, as well as Company-specific factors, such as a decline in the price of our ADSs, business performance, and leadership changes. For example, on October 28, 2024, our board of directors authorized a strategic reorganization, which included a reduction in workforce, including some senior management roles. In addition, we are exploring a potential externalization of our digital technologies, intellectual property and associated employees. This reorganization and the potential externalization of our digital technologies and associated employees has caused and may in the future cause additional attrition and affect employee morale. Additionally, as we are operating with fewer employees than we have in prior periods, we face additional risk that we might not be able to execute on our strategic plans which may have an adverse effect on our business, financial condition, and operating results. If we are not successful in managing these transitions or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25 mg in as a treatment for major depressive disorder, which is expected to enroll approximately 240 adult patients. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin, including Cybin Inc., and other psychedelic compounds to treat mental health illnesses, including TRD. Cybin is conducting a Phase 3 program for its deuterated psilocybin analog for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately 550 adult patients. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, such as major depressive disorder, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
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
•general economic, political, geopolitical and market conditions, including the recent fluctuations in inflation in the U.S., UK and Europe, the effects of announced or future tariff increases, and overall market volatility in the U.S. or the UK as a result of, among other factors, macroeconomic conditions and the ongoing war between Russia and Ukraine, conflict in the Middle East, significant changes in U.S. policies or regulatory environment or similar events; and
•other events and factors, many of which are beyond our control.
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $2.49 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Select Market, through May 6, 2025. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
English law provides that a board of directors may only allot shares (or grant rights to subscribe for or to convert any security into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and being valid for a maximum period of five years, each as specified in the articles of association or relevant ordinary resolution passed by shareholders at a general meeting. Such authority from our shareholders to allot additional shares for a period of five years from May 9, 2024 was included in the ordinary resolution passed by our shareholders on May 9, 2024, and is included as a proposal in our proxy statement for the 2025 annual general meeting of shareholders, which authorization, if approved, will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
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

Shareholder protections found in provisions under the UK City Code on Takeovers and Mergers, or the Takeover Code, do not apply to us while our securities are not quoted on a UK regulated market.
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
Due to the international scope of our operations, our assets, earnings, expenses and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the Pound Sterling and the Euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the U.S. dollar (except that the functional currency of our UK subsidiary is the Pound Sterling) and the majority of our operating expenses are paid in both Pound Sterling and U.S. dollars. We also regularly acquire services, consumables and materials in U.S. dollars, Pound Sterling and the Euro. Further potential future revenue may be derived from abroad, particularly from the U.S. As a result, our business and the price of our ADSs has been affected and may in the future be affected by fluctuations in foreign exchange rates between the Pound Sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our annual consolidated financial statements for a description of foreign exchange risks.
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
Unfavorable global economic and geopolitical conditions have in the past and could in the future adversely affect our business, financial condition or results of operations.
Our results of operations have in the past and could in the future be adversely affected by general conditions in the global economy, geopolitics and in the global financial markets. Key national economies, including the U.S. and UK, have been affected from time to time by economic downturns or recessions, government shutdowns, supply chain constraints, fluctuating inflation and interest rates, international tariffs, changes in international trade relationships, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine or the Middle East, the ongoing conflicts and any further escalation of geopolitical tensions related to these conflicts, including the imposition of sanctions by the U.S. and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates, increased probability of a recession and increased volatility in financial markets. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Furthermore, the global markets have experienced volatility from the effects of announced or future tariff increases by the U.S. and such tariffs or increasing international tension have in the past and may in the future lead to increased economic uncertainty, raise the possibility of an economic slowdown, impact supply chains or have other adverse consequences on our business. In addition, additional tariffs may specifically be placed on pharmaceuticals and pharmaceutical ingredients in the future. For example, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients and the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.
A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency for our wholly-owned UK operating subsidiary is the Pound Sterling, and we report our financial results in U.S. dollars. For example, inflation rates, particularly in the U.S., have seen increased levels for the last few years compared to recent history. Elevated inflation has in the past and may in the future result in further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. Although the U.S. Federal Reserve lowered interest rates in 2024, the U.S. Federal Reserve had previously raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and geopolitics, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, fluctuating interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, the turmoil in the banking system, such as the turmoil seen in early 2023 with the appointment of the FDIC as a receiver for several U.S. banks, and the announcement of the imposition of tariffs by the U.S. and other countries has in the past and may in the future increase market volatility. Due to these and other macroeconomic factors, there is a risk of a recession occurring in the U.S., and perhaps in other major global economies. These developments may adversely affect our business, financial condition and results of operations.
The U.S. Congress, the Trump administration, or any new administration have in the past and may in the future make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation, the operation of governmental agencies that regulate our business and other areas. For example, increasing international trade tensions has resulted in increased volatility in the financial markets and increased economic uncertainty. Although we cannot predict the impact, if any, of these changes to our business, they have resulted in increased market volatility in the past and could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Disruptions at the FDA, the SEC, the DEA, the U.S. Patent and Trademark Office and other government agencies, including any disruption caused by changes in policy of the Trump administration and decisions to reduce the number of federal employees, and any funding shortages or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new drugs from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including changes in government budget and funding levels, the ability to hire and retain key personnel, shifting policy priorities as a result of changes in the presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years and recently other companies have reported delays in the FDA providing guidance, and additional delays in review by the FDA may in the future increase as a result. In addition, government funding of the SEC, the DEA, the U.S. Patent and Trademark Office and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025 and the current administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees.
Disruptions at the FDA, DEA and other agencies may slow conduct of our clinical trials, including without limitation due to delays in obtaining DEA licenses required for conduct of our clinical trials, and the time necessary for review and approval of COMP360 and related rescheduling decisions, which could adversely affect our business. For example, if the FDA or DEA experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA and DEA to issue licenses needed for the conduct of our clinical trials and timely review and process our applications or submissions, which could have a material adverse effect on our business and our timelines.
With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidate. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates,
Changes and uncertainties in the tax system in the countries in which we have operations could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations relating to our product development activities for the U.S. market could be impacted. .
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1 to January 31, 2025	—	—	—	—
February 1 to February 28, 2025	22,095	$4.31	—	—
March 1 to March 31, 2025	4,468	$3.67	—	—
Three Months Ended March 31, 2025	26,563	$4.20	—	—

(a) Represents ordinary shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or executive officers adopted, terminated or modified the amount, pricing or timing provisions in any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Form of Pre-funded Warrant	Form 8-K	001-39522	4.1	01/10/2025
4.4	Form of ADS Warrant	Form 8-K	001-39522	4.2	01/10/2025
10.1#*	Amended and Restated Employment Agreement dated May 7, 2025 between Compass Pathfinder Limited and Kabir Nath
10.2#*	Amendment dated May 7, 2025 to Employment Agreement dated December 6, 2023 between Compass Pathways, Inc. and Teri Loxam
10.3#*	Amended and Restated Employment Agreement dated May 7, 2025 between Compass Pathfinder Limited and Guy Goodwin
10.4†*
Amendment No. 1 dated April 30, 2025 to Master Research Collaboration Agreement by and among COMPASS Pathfinder Limited, King’s College London and South London and Maudsley NHS Foundation Trust, dated March 22, 2022

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

COMPASS PATHWAYS PLC

Date:	May 8, 2025	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)