Form 10-Q
period 2025-06-30
COMPASS Pathways plc
filed 2025-07-31
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

The registrant had 95,941,264 shares of common stock outstanding as of July 28, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-Q are based upon information available to our management as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress and results of our Phase 3 program for treatment-resistant depression, or TRD, and our other clinical trials of investigational COMP360 psilocybin treatment, including statements regarding the preliminary top-line primary endpoint data from the first of our two Phase 3 trials for TRD, the timing of initiation and completion of trials or studies and related preparatory work, our expectations regarding discussions with the Food and Drug Administration, or FDA, including discussions regarding our trial design and protocols and discussions regarding our preliminary top-line primary endpoint data from the first of our two Phase 3 trials for TRD, and our expectations regarding the periods during which the results of our clinical trials will become available;
•our plans for a late-stage program in post-traumatic stress disorder, or PTSD, including statements regarding our proposed trial designs;
•our estimates regarding our expenses, capital requirements, the sufficiency of our cash resources and our expected cash runway;
•our ability to raise additional capital or secure other financing to fund our operations;
•the potential for outstanding warrants to purchase American Depositary Shares, or ADSs, to be exercised in full for cash and any expected proceeds from the exercise of our outstanding warrants, including with respect to those outstanding warrants to purchase ADSs, or the 2025 ADS Warrants, issued in our registered financing in January 2025, or the 2025 Financing, our ability to achieve the specified data milestone and to achieve sufficient appreciation in the trading price of our ADSs, such that the closing price of our ADSs is above the exercise price for the 2025 ADS Warrants, for three consecutive trading days to allow us to force the cash exercise of the 2025 ADS Warrants;
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
•our ability to identify new indications for COMP360 beyond our current primary focus on TRD and PTSD;
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
•our ability to secure approval from lenders’ investment committees to draw down additional amounts in accordance with the terms of our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, and our ability to comply with the operating and financial covenants, including the minimum cash covenant, in our Loan Agreement;
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
•Raising additional capital through the sale of equity or convertible securities or the cash exercise of outstanding convertible securities may cause significant dilution to holders of our ordinary shares and ADSs, and raising additional capital through debt financings, strategic partnerships, collaborations, or other means may restrict our operations or require us to relinquish rights to therapeutic candidates;
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
•In our clinical trials, we currently rely on specially trained, licensed healthcare professionals working at third-party clinical trial sites and upon regulatory approval we expect to continue to rely on healthcare professionals working at third-party sites, to monitor and safeguard participants during administration of our COMP360 psilocybin treatment. If third-party sites fail to recruit, retain or effectively manage a sufficient number of qualified healthcare professionals, our clinical trials may be delayed and our business, financial condition and results of operations would be materially harmed;
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
•Enacted and future legislation or changes in regulatory conditions may increase the difficulty and cost for us to obtain marketing approval of and commercialize our investigational COMP360 psilocybin treatment;
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
•We face substantial competition and our competitors may discover, develop or commercialize treatments before or more successfully than us, which may result in the reduction or elimination of our commercial opportunities; and
•We may face business interruptions, data loss, unauthorized access to or disclosure of personal health information or other personally identifiable information, failures or significant downtime of our information technology systems, negative publicity or reputational damage resulting from cyber-attacks on our systems or other cybersecurity incidents or data breaches.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,881	$165,081
Restricted cash	379	389
Prepaid expenses and other current assets	54,143	35,821
Total current assets	276,403	201,291
NON-CURRENT ASSETS:
Operating lease right-of-use assets	4,341	2,006
Deferred tax assets	4,290	3,774
Long-term prepaid expenses and other assets	8,502	6,595
Total assets	$293,536	$213,666
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,925	$12,283
Accrued expenses and other liabilities	10,370	14,495
Debt, current portion	7,982	5,513
Operating lease liabilities - current	2,051	1,725
Total current liabilities	31,328	34,016
NON-CURRENT LIABILITIES
Debt, non-current portion	22,951	24,652
Operating lease liabilities - non-current	2,304	303
Warrant liabilities	74,398	—
Total liabilities	$130,981	$58,971
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 93,586,348 and 68,552,215 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024, respectively	946	702
Additional paid-in capital	767,190	704,919
Accumulated other comprehensive loss	(14,582)	(16,194)
Accumulated deficit	(590,999)	(534,732)
Total shareholders' equity	162,555	154,695
Total liabilities and shareholders' equity	$293,536	$213,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
OPERATING EXPENSES:
Research and development	$30,325	$29,069	$61,205	$53,970
General and administrative	12,608	14,253	31,344	27,925
Total operating expenses	42,933	43,322	92,549	81,895
Loss from operations:	(42,933)	(43,322)	(92,549)	(81,895)
OTHER INCOME (EXPENSE), NET:
Fair value change of warrant liabilities	(2,540)	—	16,920	—
Benefit from R&D tax credit	4,287	3,709	12,735	6,810
Interest income	1,898	2,408	4,284	4,668
Foreign exchange gains (losses)	2,349	225	4,482	(558)
Interest expense	(1,151)	(1,112)	(2,275)	(2,210)
Other (expense) income	(176)	167	627	295
Total other income, net	4,667	5,397	36,773	9,005
Loss before income taxes	(38,266)	(37,925)	(55,776)	(72,890)
Income tax expense	(137)	(176)	(491)	(398)
Net loss	$(38,403)	$(38,101)	$(56,267)	$(73,288)

Net loss per share attributable to ordinary shareholders: basic and diluted	$(0.41)	$(0.56)	$(0.62)	$(1.11)
Weighted average ordinary shares outstanding: basic and diluted	93,341,594	68,371,139	91,278,385	66,296,658

Net loss	$(38,403)	$(38,101)	$(56,267)	$(73,288)
Other comprehensive loss:
Foreign exchange translation adjustment	1,729	81	1,612	45
Comprehensive loss	$(36,674)	$(38,020)	$(54,655)	$(73,243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	61,943,471	$635	$621,645	$(16,926)	$(379,610)	$225,744
Exercise of share options	86,510	1	219	—	—	220
Issuance of ordinary shares, net of issuance costs	2,509,798	25	26,194	—	—	26,219
Issuance of ordinary shares to settle vested restricted stock units	50,705	—	—	—	—	—
Issuance of ordinary shares to settle warrants exercised	3,752,050	38	37,220	—	—	37,258
Shares tendered for withholding taxes	—	—	(185)	—	—	(185)
Share-based compensation expense	—	—	5,129	—	—	5,129
Unrealized loss on foreign currency translation	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(35,187)	(35,187)
Balance at March 31, 2024	68,342,534	$699	$690,222	$(16,962)	$(414,797)	$259,162
Exercise of share options	3,845	—	—	—	—	—
Issuance of ordinary shares to settle vested restricted stock units	4,438	—	—	—	—	—
Vesting of equity awards under the employee purchase plan	36,652	—	210	—	—	210
Share-based compensation expense	—	—	4,921	—	—	4,921
Unrealized gain on foreign currency translation	—	—	—	81	—	81
Net loss	—	—	—	—	(38,101)	(38,101)
Balance at June 30, 2024	68,387,469	$699	$695,353	$(16,881)	$(452,898)	$226,273

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2024	68,552,215	$702	$704,919	$(16,194)	$(534,732)	$154,695
Issuance of ordinary shares, net of issuance costs	24,014,728	233	54,583	—	—	54,816
Exercise of share options	164,422	2	—	—	—	2
Issuance of ordinary shares to settle vested restricted stock units	116,961	1	(1)	—	—	—
Share-based compensation expense	—	—	3,935	—	—	3,935
Unrealized loss on foreign currency translation	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	(17,864)	(17,864)
Balance at March 31, 2025	92,848,326	$938	$763,436	$(16,311)	$(552,596)	$195,467
Exercise of share options	682,682	7	2	—	—	9
Issuance of ordinary shares to settle vested restricted stock units	9,375	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	45,965	1	156	—	—	157
Share-based compensation expense	—	—	3,596	—	—	3,596
Unrealized gain on foreign currency translation	—	—	—	1,729	—	1,729
Net loss	—	—	—	—	(38,403)	(38,403)
Balance at June 30, 2025	93,586,348	$946	$767,190	$(14,582)	$(590,999)	$162,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,267)	$(73,288)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	195	124
Non-cash interest	768	677
Non-cash (gain)/loss on foreign currency remeasurement	(1,885)	356
Non-cash share-based compensation	7,531	10,050
Non-cash lease expenses	1,169	1,102
Transaction costs allocated to warrants	5,778	—
Fair value change of warrant liabilities	(16,920)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(14,369)	3,202
Deferred and prepaid tax assets	(515)	437
Other assets	(1,445)	637
Operating lease liabilities	(1,174)	(1,082)
Accounts payable	(2,337)	2,346
Accrued expenses and other liabilities	(4,875)	195
Net cash used in operating activities	(84,346)	(55,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares and Pre-funded Warrants, net of issuance costs	140,357	26,219
Proceeds from the exercise of warrants	—	37,258
Payments of withholding tax on stock award	—	(185)
Proceeds from issuance of shares under the employee share purchase plan	157	210
Proceeds from exercise of options	11	220
Net cash provided by financing activities	140,525	63,722
Effect of exchange rate changes on cash, cash equivalents and restricted cash	611	(99)
Net increase in cash, cash equivalents and restricted cash	56,790	8,379
Cash, cash equivalents and restricted cash, beginning of the period	165,470	220,638
Cash, cash equivalents and restricted cash, end of the period	$222,260	$229,017
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Six months ended June 30,
	2025	2024
Cash and cash equivalents	$221,881	$228,628
Restricted cash	$379	$389
Total cash, cash equivalents and restricted cash	$222,260	$229,017

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
On June 30, 2023, the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through June 30, 2025, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. The Company will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised for cash. During the three months ended June 30, 2025, no PIPE warrants were exercised.
In January 2025, the Company issued and sold (i) 24,014,728 American Depositary Shares, each representing one ordinary share, nominal value £0.008 each, of the Company and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
The Company has incurred recurring losses since its inception, including net losses of $56.3 million and $73.3 million for the six months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025, the Company had an accumulated deficit of $591.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of June 30, 2025 of $221.9 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
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
The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on February 27, 2025. The condensed consolidated balance sheet at December 31, 2024, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, warrant liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, designed to improve income tax disclosure requirements, primarily through increased disaggregation disclosures within the effective tax rate reconciliation as well as enhanced disclosures on income taxes paid. The guidance is effective for all fiscal years beginning after December 15, 2024. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. We are currently evaluating this guidance to determine its impact on the Company’s year-end consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, designed to improve disclosures, primarily through increased expense disaggregation. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The guidance is effective for all fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The new standard can be adopted on a prospective basis with an option to be adopted retrospectively and early adoption is permitted. The Company is not early adopting the standard. We are currently evaluating this guidance to determine its impact on the Company’s consolidated financial statement disclosures.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
UK R&D tax credit	$36,147	$20,712
Prepaid research and development	14,426	11,332
VAT recoverable	1,181	1,109
Prepaid insurance premium	647	280
Other current assets	1,742	2,388
	$54,143	$35,821
The Company was uncertain whether it would meet the R&D intensity condition and be eligible for the enhanced effective rate for its tax submission relating to the year ended December 31, 2023. The Company sought clarity from HMRC in the form of a non-statutory clearance and received a positive response in April 2025. The Company filed a resubmission claim relating to the year ended December 31, 2023 at the enhanced rate, which resulted in an increase in its R&D tax relief claim of $4.1 million.
4. Debt
On June 30, 2023, or the Effective Date, the Company entered into the Loan Agreement with Hercules, which was subsequently amended on October 31, 2024, and July 30, 2025 (the “Loan Agreement”) and provides for aggregate maximum borrowings of up to $50.0 million, consisting of (i) a term loan of $30.0 million, which was funded on the Effective Date, and (ii) subject to the approval of Hercules’ investment committee in its sole discretion, and available during the interest-only period, an additional term loan of $20.0 million.
The term loan will mature on July 1, 2027. The outstanding principal balance of the term loan bears interest at an annual rate equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 1.50% or (ii) 9.75%. Accrued interest is payable monthly following the funding of each term loan. In addition to accrued interest, payment-in-kind (PIK) interest of 1.40% will be added to the balance of the loan. Payments under the Loan Agreement are interest only until the first principal payment is due on January 2, 2026 (subject to extension if a certain performance milestone is met), followed by equal monthly payments of principal and interest through the scheduled maturity date, July 1, 2027. The carrying value of the Company’s outstanding debt approximates fair value, reflecting interest rates currently available to the Company.
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charge are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 14.8% as of June 30, 2025.

The Company issued warrants to Hercules to purchase the Company’s Ordinary Shares equal to the quotient derived by dividing (i) the amount equal to (a) 2.5% times (b) the aggregate principal amount of term loan advances made and funded under the Loan Agreement by (ii) the exercise price of the warrants. Upon receipt of the first term loan in June 2023, 94,222 shares became exercisable to Hercules with a fair market value of $0.7 million.

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on July 1, 2024 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of June 30, 2025 and December 31, 2024.
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Term loan payable	$30,000	$30,000
End of term charge	1,425	1,425
Future principal payments and end of term charge	$31,425	$31,425
PIK interest payable	867	649
Unamortized debt issuance costs	(1,359)	(1,909)
Carrying value of long-term debt	$30,933	$30,165
Less: current portion	$(7,982)	$(5,513)
Non-current portion	$22,951	$24,652
Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2025	—
December 31, 2026	18,252
December 31, 2027	13,173
Total	$31,425
Interest expense associated with the Loan Agreement for the six months ended June 30, 2025 and 2024 was $2.3 million and $2.2 million, respectively.

5. Fair Value Measurements
The following table presents, as of June 30, 2025, information about the Company’s warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	January 13, 2025		June 30, 2025
	Level	Amount	Level	Amount
Warrant Liabilities:
Pre-funded Warrants	2	$37,220	2	$30,924
2025 ADS Warrants	3	55,726	3	43,474
Total Warrant Liabilities		$92,946		$74,398
The Pre-funded Warrants and 2025 ADS Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as both warrants contain contingent exercise provisions that do not meet the requirements of the indexation guidance under ASC 815-40 and could require the Company to pay cash to settle the warrants. The warrants are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed consolidated statements of operations and comprehensive loss.
The Pre-funded Warrants are considered to be Level 2 in the fair value hierarchy as the inputs used to determine fair market value are observable against the Company’s stock price. The 2025 ADS Warrant are considered to be Level 3 in the fair value hierarchy as they have been recorded at fair value using the Black-Scholes model, using unobservable assumptions that have been probability-weighted for specified data milestones. As of June 30, 2025, the assumptions are as follows:

	January 13, 2025	June 30, 2025
Exercise price	$5.7960	$5.7960
Market price	$3.37	$2.80
Volatility	146.1% to 158.7%	155.7% to 160.1%
Risk-free rate	4.6%	3.7%
Dividend yield	—%	—%
Term (in years)	4.0 to 4.4 years	3.6 to 3.9 years
The following table reflects the fair value of the Company’s warrant liabilities for the six months ended June 30, 2025:

	Pre-Funded Warrants	ADS Warrants
Fair value as of December 31, 2024	$—	$—
Initial fair value as of January 13, 2025	37,220	55,726
Fair value change of warrant liabilities	(6,296)	(12,252)
Fair value as of June 30, 2025	$30,924	$43,474
The fair value change of warrant liabilities at June 30, 2025 was $16.9 million, which included a $1.6 million loss upon issuance of the Pre-funded warrants and a $18.5 million gain in fair value between the initial fair value and the fair value as of the balance sheet date. During the six months ended June 30, 2025, there were no transfers between Level 1, Level 2 and Level 3.

6. Shareholders’ Equity
Ordinary Shares
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through June 30, 2025, no cash dividends had been declared or paid by the Company.

At-the-Market Facility
On October 8, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, under which the Company was permitted to issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through Cowen as the sales agent. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, the Company entered into a new Sales Agreement under which the Company may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of the Company’s ADSs, if any, will generally be made at market prices. To date, the Company has not sold any ADSs under this Sales Agreement.
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

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share, at a purchase price of $9.93 per ADS. The PIPE Warrants became exercisable for a three year period beginning in February 2024. Through June 30, 2025, PIPE Warrants were exercised for 3,752,050 ADSs, resulting in $37.3 million in exercise proceeds. During the three months ended June 30, 2025, no PIPE warrants were exercised.

Liability-classified
On January 13, 2025, in connection with the 2025 Financing, the Company issued and sold (i) 24,014,728 ADSs, each representing one ordinary share, (ii) in lieu of ADSs, Pre-funded Warrants to purchase up to 11,044,720 ADSs, and (iii) accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs, each representing one ordinary share. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.796 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
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
As of June 30, 2025, the Company was authorized to issue a total of 476,165 ordinary shares underlying outstanding options granted under the 2017 Plan prior to our initial public offering, or IPO.
2020 Employee Share Purchase Plan
The Company’s 2020 Employee Share Purchase Plan, or the ESPP, provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through termination of the 2020 Plan, by the lesser of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31, (ii) 510,080 ordinary shares or (iii) such lesser number of ordinary shares as determined by the plan administrator.
2020 Share Option Plan
The Company’s 2020 Share Option and Incentive Plan, or the 2020 Plan, allows the compensation and leadership development committee to make equity-based, including options and restricted share units, and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation and leadership development committee. The total number of ordinary shares that were authorized for issuance under the 2020 Plan is 10,686,217 shares as of June 30, 2025, of which 2,278,954 shares remained available for future grant.

2022 Inducement Option Award
During 2022, the Company granted a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant to our chief executive officer.
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	1,289	2,646	2,813	5,260
General and administrative	2,307	2,275	4,718	4,790
Total share-based compensation expense	$3,596	$4,921	$7,531	$10,050
8. Net Loss Per Share
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
The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Employee share purchase plan	40,342	27,615
Unvested restricted share units	946,502	677,924
Share options	8,427,841	8,427,170
Warrants - equity-classified	12,418,922	12,418,922
Warrants - liability-classified	46,104,168	—
	67,937,775	21,551,631

9. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of June 30, 2025 or December 31, 2024.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into deeds of indemnity with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers in accordance with the indemnification obligations under its Articles of Association. The Company currently has directors’ and officers’ insurance.

10. Segment Reporting
The Company has one operating segment. The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and Development:
Development expenses	$21,442	$18,037	$43,138	$31,981
Personnel expenses	6,113	6,880	12,182	13,484
Non-cash share-based compensation expense	1,289	2,646	2,813	5,260
Other expenses[1]	1,481	1,506	3,072	3,245
General and Administrative:
Personnel expenses	4,618	5,655	9,679	11,156
Legal and professional fees	3,367	3,303	12,731	5,750
Facilities and other expenses[1]	2,316	3,020	4,216	6,229
Non-cash share-based compensation expense	2,307	2,275	4,718	4,790
Total operating expenses	42,933	43,322	92,549	81,895
Operating loss	(42,933)	(43,322)	(92,549)	(81,895)

Fair value change of warrant liabilities	(2,540)	—	16,920	—
Benefit from R&D tax credit	4,287	3,709	12,735	6,810
Interest income	1,898	2,408	4,284	4,668
Interest expense	(1,151)	(1,112)	(2,275)	(2,210)
Foreign exchange gains (losses)	2,349	225	4,482	(558)
Other income	(176)	167	627	295
Income tax expense	(137)	(176)	(491)	(398)
Net loss	$(38,403)	$(38,101)	$(56,267)	$(73,288)

1Other expenses include subscriptions and memberships, consulting fees and company insurance.

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
In June 2025, we reported that the COMP005 trial achieved its primary endpoint, with a single 25 mg dose of COMP360 versus placebo demonstrating a highly statistically significant reduction in symptom severity as measured by MADRS with a p-value of p<0.001 and a clinically meaningful difference of -3.6 in change at six weeks. The COMP005 trial is on-going and is comprised of three parts: Part A, which concluded during the second quarter of 2025, and was blinded through 6 weeks; Part B, which remains blinded through week 26; and Part C, which contains an open-label treatment part from week 26 to 52. We plan to discuss these preliminary COMP005 data with the U.S. Food and Drug Administration (FDA) which has not yet reviewed the data.
We expect to report the 6-week safety and secondary endpoint data and 26-week data from the COMP005 trial once all participants in the COMP006 trial have completed Part A of the COMP006 trial. The COMP006 trial is comprised of three parts: Part A, which is blinded through 9 weeks, Part B which remains blinded through week 26, and Part C, which contains an open-label treatment part from weeks 26 to 52. We expect to report 26-week data from the COMP006 trial in the second half of 2026.
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
On June 30, 2023, we entered into the Hercules Loan Agreement, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through June 30, 2025, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised. During the three months ended June 30, 2025, no PIPE warrants were exercised.
In January 2025, we issued and sold (i) 24,014,728 ADSs and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
We have incurred recurring losses since our inception, including net losses of $56.3 million and $73.3 million for the six months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025, we had an accumulated deficit of $591.0 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we conduct our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate. In addition, our spending in the future may increase as we initiate our planned late-stage clinical trial in PTSD, or if we choose to expand into additional indications, or to initiate the development for different therapeutic candidates. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of June 30, 2025, we had cash and cash equivalents of $221.9 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions and Changes in Regulatory Landscape
We continue to monitor current macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, instability in the banking system and the related impact on U.S. and global economies, fluctuations in foreign exchange rates, significant changes in U.S. policies or regulatory environment or disruption for U.S government agencies, the risk of economic slowdown or recession in the U.S., significant changes in geopolitics and international tensions, including from the effects from announced or future tariff increases, the ongoing war between Ukraine and Russia and conflict in the Middle East, for any potential impact that these or other events or conditions may have on our business. In addition, the budget reconciliation legislation of 2025, nicknamed the One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025. Although we are still evaluating the impact of the OBBBA on our business, the OBBBA contains a variety of provisions that could impact our business, including certain changes to Medicaid and the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended, among other provisions. Additional federal and state guidance is expected to be issued in order to implement these OBBBA provisions.
Changes in policy or resources of governmental agencies, including, but not limited to, changes at the FDA, DEA, SEC, IRS and U.S. Patent and Trademark Office, could impact our business and results of operations. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of our current product or future products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. In addition, the ability of the DEA to inspect clinical trial sites and issue controlled substance licenses to our clinical trial sites in a timely manner and the ability of FDA to review and clear or approve new products has in the past and may in the future be affected by changes in government budget and funding levels, the ability of the government to hire and retain key personnel, and shifting policy priorities. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.

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
Operating Expenses
Research and Development
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase as we seek to complete the clinical development for our investigational COMP360 psilocybin treatment for TRD and prepare for regulatory filings related to our existing therapeutic candidates or potential future therapeutic candidates.
The successful development and commercialization of our investigational COMP360 psilocybin treatment is highly uncertain. This is due to the numerous risks and uncertainties associated with development and commercialization, including the following:
•successful enrollment in and completion of clinical trials and preclinical studies, including successful enrollment in our Phase 3 COMP006 trial and completion of our Phase 3 COMP005 and COMP006 clinical trials in TRD;
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
A change in the outcome of any of these variables, amongst others, with respect to the development of our investigational COMP360 psilocybin treatment in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our investigational COMP360 psilocybin treatment. For example, if the FDA, the European Medicines Agency, or EMA, the European Commission, or the EC, the Medicines and Healthcare products Regulatory Agency, or MHRA, or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience additional significant delays in enrollment in any of our planned clinical trials, we could be required to commit significant additional financial resources and time on the completion of clinical development of that therapeutic candidate.
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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the six months ended June 30, 2025 and 2024. We expect such elements to be eligible for R&D incentives under the new merged regime in the year ended December 31, 2025 although there may be some limitations on expenditure on activities undertaken outside the UK.
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
Fair value changes of warrant liabilities
The fair value changes in warrant liabilities are attributable to the warrant liabilities which are subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the condensed consolidated statements of operations and comprehensive loss.
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
UK losses not surrendered may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated trading losses for carry forward in the UK of $339.7 million and $252.3 million as of December 31, 2024 and 2023, respectively, which is offset by a full valuation allowance.
During the six months ended June 30, 2025 and 2024, we recorded a tax provision of $0.5 million and $0.4 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.

Results of Operations

Comparison for the Three and Six months ended June 30, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
OPERATING EXPENSES:
Research and development	$30,325	$29,069	$1,256	$61,205	$53,970	$7,235
General and administrative	12,608	14,253	(1,645)	31,344	27,925	3,419
Total operating expenses	42,933	43,322	(389)	92,549	81,895	10,654
Loss from operations	(42,933)	(43,322)	389	(92,549)	(81,895)	(10,654)
OTHER INCOME, NET:
Fair value change of warrant liabilities	(2,540)	—	(2,540)	16,920	—	16,920
Benefit from R&D tax credit	4,287	3,709	578	12,735	6,810	5,925
Interest income	1,898	2,408	(510)	4,284	4,668	(384)
Foreign exchange gains (losses)	2,349	225	2,124	4,482	(558)	5,040
Interest expense	(1,151)	(1,112)	(39)	(2,275)	(2,210)	(65)
Other income	(176)	167	(343)	627	295	332
Total other income, net	4,667	5,397	(730)	36,773	9,005	27,768
Loss before income taxes	(38,266)	(37,925)	(341)	(55,776)	(72,890)	17,114
Income tax expense	(137)	(176)	39	(491)	(398)	(93)
Net loss	$(38,403)	$(38,101)	$(302)	$(56,267)	$(73,288)	$17,021

Research and Development
Research and development expenses consist of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Development expenses	$21,442	$18,037	$3,405	$43,138	$31,981	$11,157
Personnel expenses	6,113	6,880	(767)	12,182	13,484	(1,302)
Non-cash share-based compensation expense	1,289	2,646	(1,357)	2,813	5,260	(2,447)
Facilities and other expenses	1,481	1,506	(25)	3,072	3,245	(173)
Total research and development expenses	$30,325	$29,069	$1,256	$61,205	$53,970	$7,235

For the three and six months ended June 30, 2025, the increase in research and development expenses, as compared to the same periods in 2024, was primarily attributable to the following:
•an increase in development expenses associated with advancing our late-stage COMP360 clinical trials.
Partially offset by:
•a decrease in personnel expenses and non-cash share-based compensation expense as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024.
We expect research and development costs to continue to increase at least through completion of our Phase 3 program for COMP360 psilocybin therapy in TRD.

General and Administrative
General and administrative expenses consist of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Legal and professional fees	$3,367	$3,303	$64	$12,731	$5,750	$6,981
Personnel expenses	4,618	5,655	(1,037)	9,679	11,156	(1,477)
Non-cash share-based compensation expense	2,307	2,275	32	4,718	4,790	(72)
Facilities and other expenses	2,316	3,020	(704)	4,216	6,229	(2,013)
Total general and administrative expenses	$12,608	$14,253	$(1,645)	$31,344	$27,925	$3,419
For the three months ended June 30, 2025, the decrease in general and administrative expenses, as compared to the same period in 2024, was primarily attributable to the following:
•a decrease in personnel expenses as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024; and
•a decrease in facilities and other expenses as a result of lower insurance premiums and banking fees.
For the six months ended June 30, 2025, the increase in general and administrative expenses, as compared to the same period in 2024, was primarily attributable to the following:
•an increase in legal and professional fees, primarily related to issuance costs related to the 2025 Financing as well as expenses associated with consulting, accounting and legal advice.
Partially offset by:
•a decrease in facilities and other expenses as a result of lower insurance premiums and banking fees; and
•a decrease in personnel expenses as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development activities.
Other Income, Net
Other income, net consists of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Fair value change of warrant liabilities	$(2,540)	$—	$(2,540)	$16,920	$—	$16,920
Benefit from R&D tax credit	4,287	3,709	578	12,735	6,810	5,925
Interest income	1,898	2,408	(510)	4,284	4,668	(384)
Foreign exchange gains (losses)	2,349	225	2,124	4,482	(558)	5,040
Interest expense	(1,151)	(1,112)	(39)	(2,275)	(2,210)	(65)
Other income	(176)	167	(343)	627	295	332
Total other income, net	$4,667	$5,397	$(730)	$36,773	$9,005	$27,768
For the three months ended June 30, 2025, the decrease in other income, net as compared to the same periods in 2024, was primarily attributable to the following:
•a decrease due to the change in fair value of the warrant liabilities during the period, related to the warrants issued in the 2025 Financing.

Partially offset by:
•an increase due to foreign exchange gains following remeasurement of foreign currency denominated assets and liabilities.
For the six months ended June 30, 2025, the increase in other income, net, as compared to the same periods in 2024, was primarily attributable to the following:
•an increase due to the change in fair value of the warrant liabilities during the period, related to the warrants issued in the 2025 Financing;
•an increase in the benefit from R&D tax credit due to higher R&D expenditures claimed at the enhanced research intensive rate in the current year as well as a resubmission of the Company’s 2023 claim at the enhanced rate given clarity provided by HMRC in April 2025; and
•an increase due to foreign exchange gains following remeasurement of foreign currency denominated assets and liabilities.
Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates in the near future, if at all. We have primarily funded our operations with proceeds from the sale of our ordinary shares, ADSs, including our ATM offering program, proceeds from the Hercules Loan Agreement, and proceeds from the PIPE. The ATM offering program allows us to issue and sell from time to time up to $150.0 million of our ADSs. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, we entered into a new Sales Agreement under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of our ADSs, if any, will generally be made at market prices. To date, we have not sold any ADSs under this Sales Agreement. The Hercules Loan Agreement provided for aggregate maximum borrowings of up to $50.0 million, of which we have funded $30.0 million. Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. Through June 30, 2025, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised for cash. In January 2025, we completed the 2025 Financing in which it issued and sold ADSs and, in lieu of ADSs, Pre-funded Warrants to certain investors along with accompanying 2025 ADS Warrants to purchase ADSs. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating leases, and debt obligations under our Loan Agreement with Hercules described in the footnotes to our condensed consolidated financial statements.

Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(84,346)	$(55,244)	$(29,102)
Net cash provided by financing activities	140,525	63,722	76,803
Effect of exchange rate changes on cash, cash equivalents and restricted cash	611	(99)	710
Net increase in cash, cash equivalents and restricted cash	$56,790	$8,379	$48,411

    Net Cash Used in Operating Activities
Net cash used in operating activities increased during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to unfavorable working capital related activities of $30.5 million, as well as an increase of $15.7 million of non-cash adjustments, including the change in fair value of warrant liabilities of $16.9 million, which was offset by a $17.0 million decrease in our net loss.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased during the six months ended June 30, 2025, compared to the same period in 2024, primarily as a result of proceeds from the 2025 Financing for the issuance of ADSs and proceeds from the Pre-funded Warrants of $140.4 million, partially offset by the proceeds from the issuance of ordinary shares to settle warrants exercised of $26.2 million and the proceeds from the exercise of warrants of $37.3 million in 2024.
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

•establish and expand the network of public healthcare institutions and private clinics that administer our investigational COMP360 psilocybin treatment if approved;
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
As of June 30, 2025, we had cash and cash equivalents of $221.9 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA, the EC, the MHRA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;
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
•the costs of establishing and maintaining research collaborations, such as the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
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
•the impact of macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S., international tensions and changes in legislation and governmental policies, including the effects of announced or future tariff increases; and
•the costs of operating as a public company.
Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional financing may not be available at all or on acceptable terms. To the extent that we raise additional capital through the sale of equity or exercise of outstanding warrants, current ownership interests will be diluted. If we raise additional funds through government or third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish future revenue streams, research programs or therapeutic candidates or grant licenses on terms that may not be favorable to us. Debt financing, if available, may involve high interest rates or agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Significant Judgments and Estimates
During the first six months of 2025, our significant accounting policies or critical accounting estimates have been updated to include warrant liabilities, as described below. For a complete discussion of our other significant accounting policies and critical accounting estimates, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the

Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended December 31, 2024, which we filed with the SEC on February 27, 2025.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that we believe are likely to have a material adverse effect on our business, financial condition, results of operations or prospects. Regardless of the outcome, litigation can have an adverse impact on our business, financial condition, results of operations or prospects because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $56.3 million and $73.3 million for the six months ended June 30, 2025 and 2024. As of June 30, 2025, we had an accumulated deficit of $591.0 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. During the term of our Pre-funded Warrants and ADS Warrants, which were issued in January 2025 and are classified as liabilities, our net loss can change significantly quarter to quarter due to non-cash increases or decreases in the fair value of these warrants. We intend to continue to conduct research and development, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant operating losses for at least the next several years. Our expected operating losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
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
•establish and expand the network of public healthcare institutions and private clinics that administer our investigational COMP360 psilocybin treatment if approved;
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Under the terms of the 2025 ADS Warrants, following the time when the 2025 ADS Warrants become exercisable and provided the closing price of our ADSs is above the warrant exercise price of $5.7960 per ADS for at least three consecutive trading days, we may elect to force the exercise of some or all of the 2025 ADS Warrants. If we force the exercise of all of the 2025 ADS Warrants, we would receive an additional $203.2 million in gross proceeds. However, we cannot predict if we will have the ability to force the exercise of the 2025 ADS Warrants. We are only permitted to force the exercise of the 2025 ADS Warrants following the public release of the 26-week results from our COMP005 clinical study and only if the closing price of our ADSs is greater than the 2025 ADS Warrant exercise price of $5.7960 per ADS for each of the three consecutive trading days prior to the delivery of the forced exercise notice. Therefore, we have not included any anticipated proceeds from such exercises of the 2025 ADS Warrants in our estimate of our cash runway. In addition, if the outstanding PIPE Warrants are exercised in full for cash, we would receive an additional $122.4 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $221.9 million as of June 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have experienced delays in our Phase 3 program in the past and if we experience additional delays in the future, we may not have sufficient cash and cash equivalents to fund our operating expenses and capital requirements through completion of the 26-week data read-out from our COMP006 study. We have based our estimated cash runway on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD and clinical and preclinical supporting studies and related preparatory work for the NDA filing;
•the design, size and timing of the late-stage development program in PTSD that we plan to initiate;
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA, the EC, the MHRA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;
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
•the costs of establishing and maintaining research collaborations, such as the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
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
•the impact of macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S., international tensions and changes in legislation and governmental policies, including the effects of announced or future tariff increases; and
•the costs of operating as a public company.
Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the volatile capital markets environment, lower prices for many securities, fluctuating inflation and interest rates, concerns about potential recessionary factors may affect our ability to raise additional funding, including through the exercise for cash of the 2025 ADS Warrants and/or PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions, such as those resulting from the ongoing war between Ukraine and Russia, conflict in the Middle East, changes in legislation and governmental policies, including the effects of announced or future tariff increases, fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the risk of economic slowdown or recession in the U.S., the potential for significant changes in U.S. policies or regulatory environment or disruption for U.S. government agencies or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.
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
As of June 30, 2025, we had 12,324,700 outstanding PIPE Warrants. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three-year period ending in February 2027 and have an exercise price of $9.93, which is significantly higher than the current trading price of our ADSs. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not exceed the exercise price of the PIPE Warrants prior to their expiration.
In our 2025 Financing, we issued and sold an aggregate of 35,059,448 2025 ADS Warrants which have an exercise price of $5.7960 per ADS. The 2025 ADS Warrants are not yet exercisable and will become exercisable following the public release of the 26-week results from our COMP005 clinical study. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the 2025 ADS Warrants become exercisable, we may force the exercise of the 2025 ADS Warrants, in whole or in part, by delivering a notice of forced exercise to the holders if our ADS price is above the warrant exercise price, which is $5.7960, for the three prior consecutive trading days prior to the delivery of the forced exercise notice. Even though we have the right to force the exercise of the 2025 ADS Warrants, the 2025 ADS Warrants may never become exercisable and even if exercisable, the closing price of our ADSs may never exceed the exercise price of the 2025 ADS Warrant for three consecutive trading days, in which case we would not be able to force the exercise of the 2025 ADS Warrants. In addition, there is no guarantee holders will elect to exercise the 2025 ADS Warrants, in the event we are not able to or choose not to force the exercise of such warrants. We believe that whether the holders elect to exercise the 2025 ADS Warrants is dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not exceed the exercise price of the 2025 ADS Warrants prior to their expiration. Thus, the 2025 ADS Warrants may expire unexercised and we may never receive any additional proceeds.
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

We may not satisfy the conditions set forth in our Loan Agreement with Hercules in order to draw down additional funding on our term loan facility.
The remaining tranche of term loans under our Loan Agreement with Hercules, in an amount up to $20.0 million, is available solely at the lender’s discretion and is only available during the interest-only period, which ends on January 2, 2026. If these conditions are met, the remaining tranche may be borrowed in drawings of a minimum of $5.0 million each. Without the satisfaction of certain customary conditions, we will not be eligible to draw additional funds under the remaining tranche. If we do not receive approval from Hercules’ investment committee, which is beyond our control, we will not be eligible to draw funds under the remaining tranche under our Loan Agreement and will not realize the full benefits of our Loan Agreement. If we are unable to draw down additional funding under the terms of the Loan Agreement, our business, financial condition and results of operation may be harmed and we may be required to seek out alternative financing sources which may have less favorable terms.
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
Even if we were to obtain approval from the FDA, the EC, the MHRA and foreign regulatory authorities for COMP360, any approval might contain significant limitations related to use, as well as restrictions for specified age groups, warnings, precautions or contraindications, such as a black box warning for increased risk of suicidal thoughts and behaviors. Furthermore, even if we obtain regulatory approval for COMP360, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize including securing availability of third-party treatment sites for the appropriate administration of our investigational COMP360 psilocybin treatment, secure adequate manufacturing, train and secure access to qualified healthcare professionals to monitor and safeguard patients during administration of COMP360 psilocybin treatment, establish a commercially viable pricing structure, obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs, and achieve the rescheduling of psilocybin and psilocin. If we, or any future collaborators, are unable to successfully commercialize our investigational COMP360 psilocybin treatment, we may not be able to generate sufficient revenue to continue our business.
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
•changes in regulatory requirements, policies and guidelines, including amendments to the UK clinical trial regulations;
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
We could encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee, or DRC, or Data Safety Monitoring Board for such trial or by the FDA, the EMA, the MHRA or other regulatory authorities or if the DEA registration of an investigator or site conducting the clinical trial is revoked. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA, the MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including any SUSARs or SAEs which have in the past or may in the future occur in our trials or any IISs or other studies using COMP360 and those relating to the class to which COMP360 or any future therapeutic candidates belong, failure to demonstrate a benefit from using a drug, changes in legislation and governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience future additional delays in the completion of, or termination of, any clinical trial of COMP360 or any future therapeutic candidates, the commercial prospects of our investigational COMP360 psilocybin treatment or any future therapeutic candidates will be harmed, and our ability to generate revenue from any such therapeutic candidates will be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down COMP360 or any future therapeutic candidate development and approval process and jeopardize our ability to commence sales and generate revenue. Moreover, if we make changes to COMP360 or any future therapeutic candidates, we may need to conduct additional studies to bridge such modified therapeutic candidates to earlier versions, which could delay our clinical development plan or marketing approval for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Significant clinical trial delays could also allow our competitors, such as Usona Institute or Cybin Inc., to bring treatments to market before we do or shorten any periods during which we have the exclusive right to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and impair our ability to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and may harm our business and results of operations.
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
We have in the past published and, from time to time in the future we may publish interim, top-line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of subjects have been enrolled, but before completion of the trial. Similarly, we may report top-line or preliminary results of primary and key secondary endpoints before the final trial results are completed. For example, in June 2025, we reported top-line primary endpoint results from the COMP005 trial, which is our first Phase 3 trial in our Phase 3 program in TRD, and the full results and safety data from this Phase 3 trial in TRD or the results and safety data from the Phase 3 COMP006 trial, which is our second Phase 3 trial in TRD, may not be consistent with the preliminary or top-line results to date. Interim, top-line and preliminary data from our clinical trials may change as more patient data or analyses become available and are not necessarily predictive of final results. Further interim, top-line and preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects or cause the price of our stock to decline.
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
Even if we obtain FDA, EC or MHRA approval for COMP360 or any future therapeutic candidates that we may identify and pursue in the U.S., Europe or the UK, we may never obtain approval to commercialize any such therapeutic candidates outside of those jurisdictions, which would limit our ability to realize their full market potential.
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
Seeking foreign regulatory approval could result in difficulties and costs and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our investigational COMP360 psilocybin treatment and any future therapeutic candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA, EC or MHRA approval. We do not have any therapeutic candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets for COMP360 or any future therapeutic candidates. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will be harmed.
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
Due to the complexity of the human brain and the central nervous system, it can be difficult to predict and understand why a drug, including COMP360, may have a positive effect on some patients but not others and why some individuals may react to the drug differently from others. For example, the population of those suffering with TRD is large and heterogenous and individuals may have different levels of severity of TRD. These differences may further result in different reactions impacting the effectiveness of our investigational COMP360 psilocybin treatment which may cause the percentage of patients, if any, that go into remission to fluctuate. All of these factors may make it difficult to assess the prior use or the overall efficacy of our investigational COMP360 psilocybin treatment. In addition, certain diseases or conditions that we target or may decide to target have in the past and may in the future present increased or unique challenges in clinical development. For example, drug development for anorexia nervosa is not well understood, and we experienced challenges in recruiting, screening and retaining participants for our Phase 2 study in anorexia nervosa. We have experienced and expect to continue to experience some recruitment challenges based on the patient populations for our clinical trials and the challenges with clinical study conduct. Moreover, these increased or unique challenges could ultimately impact our ability to seek and obtain regulatory approval in these conditions.
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
We have, and may in the future, set up research facilities and innovation labs, which we refer to as Centers of Excellence, in key markets. For example, in March 2022, we announced a strategic collaboration with King’s College London and South London and Maudsley NHS Foundation Trust, or SLaM, to establish The Center for Mental Health Research and Innovation with an overarching goal of accelerating patient access to evidence-based innovation in mental health care by driving forward research in psychedelic treatments through, among other things, the development of working model psychedelic treatment clinics, our training programs, conducting clinical trials, and data analysis.

We have in the past used and may in the future use Centers of Excellence to gather evidence to optimize our treatment delivery, train qualified healthcare professionals, conduct clinical trials, including proof of concept studies, test digital technology solutions to improve patient experience and outcomes and pursue other activities to refine our approach to delivering our investigational COMP360 psilocybin treatment safely and cost-effectively. Our efforts to design, build and staff Centers of Excellence, or identify suitable third parties with whom we may collaborate to open these centers, will involve significant time, costs, including potential capital expenditures to acquire and develop facilities, and other resources, and may divert our management team’s focus from executing on other key elements of our business strategy. If we fail to enter into or maintain agreements with third parties to develop and operate Centers of Excellence on reasonable terms, or at all, our ability to develop our future research programs and therapeutic candidates could be delayed, the commercial potential of our treatments could change and our costs of development and commercialization could increase. If our efforts to develop these Centers of Excellence are unsuccessful, it will have a materially adverse impact on our business, future prospects and financial position.
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
For the year ended December 31, 2023, the Company was uncertain whether it would meet the R&D intensity condition and therefore be eligible for the enhanced effective rate due to uncertainties over the ability to net off an exchange gain and loss arising on an intercompany loan when calculating aggregate expenditure, which was not covered by HMRC guidance. It sought clarity from HMRC in the form of a non-statutory clearance and received a positive response in April 2025. Therefore for the year ended December 31, 2023 the Company filed a resubmission claim relating to the year ended December 31, 2023 at the enhanced rate, which resulted in an increase in its R&D tax relief claim of $4.1 million.
As the Company meets the R&D intensity condition for the year ended December 31, 2024, it should automatically fulfil the expenditure conditions to be eligible for the enhanced rate in the year ended December 31, 2025 as a company remains research intensive unless it fails to meet the eligibility requirement for two consecutive years. However to continue to be able to claim at the enhanced rate in that year, it must also be loss making and qualify as a small or medium sized enterprise (SME).
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
The growing legislative and enforcement interest in the United States with respect to drug pricing practices, which has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or the IRA, for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, or OBBBA, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA and the OBBBA on our business and the healthcare industry in general is not yet known.
On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Trump Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
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
We and any potential collaborators may be subject to U.S. federal and state data protection laws and regulations, such as laws and regulations that address privacy and data security. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission, or FTC Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
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
In addition, certain state laws govern privacy and security of personal information. For example, in California, the California Consumer Privacy Act, or CCPA, which came into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, providing new data privacy rights for consumers and imposing operational requirements for companies. The CCPA required covered companies to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. In particular, the CCPA gave

California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and to receive detailed information about how their personal information is used. While clinical trial data and information governed by HIPAA are currently exempt from the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.
Laws similar to the CCPA have been passed or proposed in numerous other states, including Colorado, Virginia, Utah, Connecticut, New Jersey, New Hampshire and more. Such laws add complexity, vary requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
Several states are also specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and a similar law is awaiting the governor’s signature in New York. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.
Compliance with U.S. and foreign privacy and data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure, or perceived failure, to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Any of the foregoing could have a material effect on our business, financial condition, results of operations and prospects.
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
The UK data protection regime is independent from but currently still aligned with the EEA’s data protection regime. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. Similarly, the UK Data (Use and Access) Bill 2025 is now in full force and may further differentiate the UK and EEA data protection regimes and could potentially impact the UK’s adequacy decision granted by the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR continue to diverge, creating additional regulatory uncertainty. This evolving regulatory landscape could increase legal risk, complexity and cost to our handling of personal data and may require us to adapt our privacy and data security compliance programs to account for increasing legal and regulatory divergence between the UK and the EEA.
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
We may be subject to claims by third parties asserting that our current or former employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
Many of our current and former consultants, advisors and employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors and potential competitors, or have worked with collaborators while working at the Company or in connection with such previous employment. Some of these individuals executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment or otherwise acquired confidential information or intellectual property owned by another person or entity while working with us or for a former employer. Although we intend that our consultants, advisors and employees do not use proprietary information or know-how owned by another company or person while working for us, we have in the past been and may in the future be subject to claims that we or these individuals have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, owned by another person or entity. Litigation has in the past been and may in the future be necessary to defend against these claims.
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
Third-party intellectual property right holders, including our competitors, have in the past and may in the future bring infringement, misappropriation or violation claims against us based on existing or future intellectual property rights, regardless of their merit. We may not be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our treatments.
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
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. In addition, we may experience increased employee turnover as a result of general market conditions and a competitive talent market, as well as Company-specific factors, such as a decline in the price of our ADSs, business performance, and leadership changes. For example, on October 28, 2024, our board of directors authorized a strategic reorganization, which included a reduction in workforce, including some senior management roles. This reorganization including first exploring the potential externalization of our digital technologies and associated employees and then executing a reduction in workforce for the digital technologies team in May 2025, has caused and may in the future cause additional attrition and affect employee morale. Additionally, as we are operating with fewer employees than we have in prior periods, we face additional risk that we might not be able to execute on our strategic plans which may have an adverse effect on our business, financial condition, and operating results. If we are not successful in managing these transitions or any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25mg in as a treatment for major depressive disorder, which is expected to enroll approximately 240 adult patients. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin, including Cybin Inc., and other psychedelic compounds to treat mental health illnesses, including TRD. Cybin is conducting a Phase 3 program for its deuterated psilocybin analog for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately 550 adult patients. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, such as major depressive disorder, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
We also face competition from major pharmaceutical, biopharmaceutical and biotechnology companies who have developed or are developing non-psilocybin or psychedelic based treatments for the treatment of MDD and TRD, and will face future competition for any other indications we may seek to treat with our investigational COMP360 psilocybin treatment. There are a number of companies that currently market and sell products or treatments, or are pursuing the development of products or treatments, for the treatment of depression, including antidepressants such as SSRIs and serotonergic norepinephrine reuptake inhibitors, or SNRIs, antipsychotics, cognitive behavioral therapy, or CBT, esketamine and ketamine, repeat transcranial magnetic stimulation, or rTMS, electroconvulsive therapy, or ECT, vagus nerve stimulation, or VNS, and deep brain stimulation, or DBS, among others. Many of these pharmaceutical, biopharmaceutical and biotechnology competitors have established markets for their treatments and have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market superior products or treatments. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA, EC or MHRA approval for alternative or superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
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
Our digital technologies may not be successful, which may adversely affect our business, financial condition and results of operations.
We currently employ digital technologies to collect data, educate patients and healthcare professionals in our clinical trials, collect digital phenotyping information, and record and transcribe audio data. We use certain internally developed digital technologies in the conduct of our clinical trials and we continuously maintain, evaluate and improve the performance, security and reliability. In addition, we may rely significantly on third-parties in the future to provide us with digital technology services. There can be no assurance that these digital technologies do not or will not have inaccuracies or errors. As with any digital technology, poor performance, unreliability or errors or inaccuracies may adversely impact the conduct of our clinical trials, our reputation and our plans to use digital technologies to complement our investigational treatments. Our efforts to maintain and optimize the digital technologies used in the conduct of our clinical trials, either internally or through a third-party service provider, or to develop or acquire alternate technologies if required for the conduct of our clinical trials may involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing our clinical trials or other key elements of our strategy. If our efforts to maintain or optimize our current digital technologies, either internally or through a third-party service provider, or, if needed, develop or acquire these digital technologies are unsuccessful, it may have a materially adverse impact on the conduct of our trials, future prospects and financial position.
Our digital technology solutions, including those provided by third parties, could be leveraged to compromise sensitive information related to our business, patients, healthcare professionals, third-party treatment sites and collaborators, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
Our digital technology solutions, including those provided by third parties, may involve the collection, storage, usage or disclosure of confidential and sensitive data, including protected health information, or PHI, and other types of personal data or personally identifiable information, or PII. For example, as part of our clinical trials, we may use digital technology solutions to record and analyze therapeutic sessions. We may also process and store, and use additional third parties to process and store, confidential or sensitive information, including intellectual property and other proprietary business information of ours and our third-party collaborators.
We are highly dependent on information technology networks and systems, including the internet and external cloud providers, to securely process, transmit and store this critical information. Security incidents or breaches of this infrastructure, including cybersecurity incidents, physical or electronic break-ins, computer viruses, attacks by hackers, data breaches, and employee or contractor error, negligence or malfeasance, could create system disruptions, shutdowns or unauthorized disclosure or modifications of confidential information, causing patient health information to be accessed, acquired or altered without authorization or to become publicly available. In addition, we use certain systems that rely on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These machine learning systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our guiding principles, and mission. Any errors or vulnerabilities discovered in our systems or data could also result in damage to our reputation or liability for damages, any of which could adversely affect our growth prospects and our business.
We utilize third-party service providers for important aspects of the collection, storage and transmission of patient information, and other confidential and sensitive information as well as encryption of data at rest and in transit, along with appropriate system logging and access controls, and therefore rely on third parties to manage functions that have material cybersecurity risks. We and our third party service providers are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, social engineering (including phishing attacks), hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack or otherwise exploit any vulnerabilities in our systems or those of our third party service providers, or attempt to fraudulently induce our employees, consumers, third party service providers or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. These types of incidents continue to be prevalent and pervasive across industries, including in our industry. While we take certain administrative and technological safeguards designed to address these risks, measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions. Like other companies in our industry, we, and our third party vendors, have experienced cybersecurity incidents relating to our information technology systems and infrastructure, and the systems of our third party vendors.
A cybersecurity incident, data breach or other security or privacy event that leads to disclosure or unauthorized use, loss of, or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, require us to verify the accuracy of database contents, and cause us to incur significant costs for remediation, including measures intended to repair or replace systems or technologies or upgrade systems to prevent future occurrences, fines, penalties, and potential increases in insurance premiums. If we are unable to prevent such cybersecurity incidents, data breaches or other security or privacy events or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our digital technology solutions and tools, and our ability to conduct our clinical trials may be negatively impacted, including patient enrollment in clinical trials and to train healthcare professionals for our clinical trials, and we may suffer loss of reputation, adverse impacts on patients, physicians, clinical trial sites and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. In addition, cybersecurityincidents, data breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents to impacted stakeholders (including investors, regulators and affected individuals), may lead to increased harm.
Any such cybersecurity incident, data breach or other interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and confidential or sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, misused, or stolen. Any such interruption of access, improper or unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy and security of patient information or other personal information, such as HIPAA, and the GDPR, the CCPA, and regulatory penalties.
Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct clinical trials for COMP360 psilocybin treatment or any future therapeutic candidates, obtain regulatory approval of and commercialize COMP360 psilocybin treatment or any future therapeutic candidates, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future therapeutic candidates. Any such cybersecurity incident or data breach could also result in the compromise of our trade secrets and other proprietary information or that of third parties whose information we maintain, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of

$17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $2.25 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Select Market, through July 29, 2025. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Based on our review of beneficial ownership reports filed with the SEC, we do not believe that we were classified as a CFC for the 2024 taxable year. However, no assurances regarding the determination of our CFC status can be provided for the 2024 taxable year or any future taxable years. Moreover, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code.
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
English law provides that a board of directors may only allot shares (or grant rights to subscribe for or to convert any security into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and being valid for a maximum period of five years, each as specified in the articles of association or relevant ordinary resolution passed by shareholders at a general meeting. Such authorities from our shareholders to allot additional shares for a period of five years from May 9, 2024 and June 12, 2025, respectively, were included in the ordinary resolutions passed by our shareholders on May 9, 2024 and June 12, 2025, respectively, for which authorizations will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, but not longer than the duration of the authority to allot shares to which this disapplication relates or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Such authorities from our shareholders to disapply preemptive rights for a period of five years was included in the special resolutions passed by our shareholders on May 9, 2024 and June 12, 2025, respectively, for which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally prohibits a public company from repurchasing its own shares without the prior approval of shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be for a maximum period of up to five years.

Shareholder protections found in provisions under the UK City Code on Takeovers and Mergers, or the Takeover Code, do not apply to us while our place of central management and control is outside of the UK and our securities are not quoted on a UK regulated market.
As the Company’s securities are not quoted on a UK regulated market (or UK multilateral trading facility or certain exchanges in the Channel Islands or the Isle of Man) and our place of central management and control is outside of the UK, the Takeover Code does not apply to the Company. As a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids (a summary of which is set out below).
In the event that this changes, or if the interpretation and application of the Takeover Code by the Panel on Takeovers and Mergers, or Takeover Panel, changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the UK), the Takeover Code may apply to us in the future.
The Takeover Panel has confirmed that, from February 3, 2027, the location of the Company’s place of central management and control will no longer be relevant in determining whether the Takeover Code applies to the Company. From February 3, 2027, the Takeover Code will only apply to the Company in the event that our securities are quoted on a UK regulated market (or UK multilateral trading facility or certain exchanges in the Channel Islands or the Isle of Man).
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
Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation, the operation of governmental agencies that regulate our business and other areas. For example, increasing international trade tensions has resulted in increased volatility in the financial markets and increased economic uncertainty. In addition, the OBBBA, was signed into law on July 4, 2025. Although we are still evaluating the impact of the OBBBA on our business, the OBBBA contains a variety of provisions that could impact our business and results of operations, including certain changes to Medicaid and the ACA, among other provisions. Additional federal and state guidance is expected to be issued in the future in order to implement these OBBBA provisions and may adversely impact our business and results of operations. Although we cannot predict the impact, if any, of these changes to our business, they have resulted in increased market volatility in the past and could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including changes in government budget and funding levels, the ability to hire and retain key personnel, shifting policy priorities as a result of changes in the presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years and recently other companies have reported delays in the FDA providing guidance and reviewing product applications, and additional delays in review by the FDA may in the future increase as a result. In addition, government funding of the SEC, the DEA, the U.S. Patent and Trademark Office and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025 and the current administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees.
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
Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cybersecurity or cybersecurity of our collaborators, vendors and other partners.
Given our reliance on technological infrastructure, we continue to evaluate internal security measures and policies. Our internal computer systems, which are managed partially by a third party, and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, pandemics and telecommunications and electrical failure. Any system failure, accident or cybersecurity incident, compromise or data breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our therapeutic development programs. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Cybersecurity incidents and data breaches have been increasing in sophistication and frequency and can include third parties gaining access to employee or clinical trial data using stolen or inferred credentials, computer malware, viruses, spamming, social engineering (including phishing attacks), ransomware, card skimming code, inadvertent or wrongful conduct by our employees or vendors, and other deliberate attacks and attempts to gain unauthorized access. While we conduct periodic penetration testing and perform security monitoring, as the techniques used by adversaries who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and the costs to protect our network and systems may increase.
Additionally, it is also possible that unauthorized access to employee or clinical trial data may be obtained through inadequate use or circumvention of security controls by customers, suppliers or other vendors. While we continue to expend time and resources on the mitigation of such risks, there is the possibility of an adverse impact from such an attack in the future.
While we have not, to our knowledge, experienced any such material system failure or security breach that caused interruptions to our operations to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of COMP360 or any future therapeutic candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or cybersecurity incident, compromise or data breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates could be hindered or delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security compromises or breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Hercules Loan Agreement Amendment
On July 30, 2025, we entered into the second amendment to our Loan and Security Agreement, as amended, or the Second Amendment, with Hercules, pursuant to which (i) the additional term loan of up to $10.0 million, which was available until June 30 2025, under the second tranche was removed and (ii) the additional term loan under the third tranche, which is subject to the approval of Hercules’ investment committee in its sole discretion, and only available during the interest-only period, was increased by $10.0 million, to an aggregate of $20.0 million. The description of the Second Amendment contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Second Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
COMP401 Study
Our double-blind randomized controlled Phase 2 clinical trial investigating the safety and efficacy     of COMP360 psilocybin in participants with anorexia nervosa completed. It was a multicenter study, which enrolled 32 participants, evaluating COMP360 dosed at 25mg against a control arm of participants receiving COMP360 1mg. There was an encouraging positive signal of improvement in eating disorder symptom score sustained through 12 weeks in the 25mg arm, but the low overall numbers of participants and high number of dropouts in the control arm (only 6 of the 11 participants in the control arm completed the study) limited the statistical power of the study. The safety profile was aligned with the high-risk patient population of anorexia nervosa and no unexpected safety signals were reported. There was no clinically meaningful imbalance in suicidal ideation across arms. We plan to present the full results at a future medical meeting.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Form of Pre-funded Warrant	Form 8-K	001-39522	4.1	01/10/2025
4.4	Form of ADS Warrant	Form 8-K	001-39522	4.2	01/10/2025
10.1*	License Agreement and Addendum between Fora Space Limited and COMPASS Pathfinder Limited dated June 6, 2025.
10.2*
Second Amendment dated July 30, 2025 to the Loan and Security Agreement, dated as of June 30, 2023, by and among the COMPASS Pathways plc, and its subsidiaries, the lenders party thereto and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent

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

COMPASS PATHWAYS PLC

Date:	July 31, 2025	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2025	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)