Form 10-Q
period 2025-09-30
COMPASS Pathways plc
filed 2025-11-04
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

The registrant had 96,017,044 shares of common stock outstanding as of October 30, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-Q are based upon information available to our management as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress and results of our Phase 3 program for treatment-resistant depression, or TRD, and our other clinical trials of investigational COMP360 psilocybin treatment, including statements regarding the preliminary top-line primary endpoint data from the first of our two Phase 3 trials for TRD, the timing of initiation and completion of trials or studies and related preparatory work, our expectations regarding the periods during which the results of our Phase 3 trials for TRD will become available, and our expectations regarding discussions with the Food and Drug Administration, or FDA, including discussions regarding plans for rolling submission of a new drug application, or NDA, for COMP360 psilocybin treatment in TRD;
•our plans for a late-stage program in post-traumatic stress disorder, or PTSD, including statements regarding our proposed trial designs and our expectations regarding discussions with FDA, including discussions regarding our trial design;
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
•the timing, scope or likelihood of regulatory filings and approvals, including an NDA for COMP360 psilocybin treatment in TRD;

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
•our commercialization, marketing and manufacturing capabilities and strategy, including our ability to accelerate our commercial launch planning;
•the pricing, coverage and reimbursement of our investigational COMP360 psilocybin treatment, if approved;
•the scalability and commercial viability of our manufacturing methods and processes, including our ability to add commercial manufacturing capacity in the U.S.;
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
•our ability to attract and retain qualified employees and key personnel, including our ability to grow our commercial team;
•our ability to secure approval from lenders’ investment committees to draw down additional amounts in accordance with the terms of our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, and our ability to comply with the operating and financial covenants, including the minimum cash covenant, in our Loan Agreement;
•the effect of global financial and economic conditions and geopolitical events, including fluctuating interest rates and inflation, foreign exchange fluctuations (particularly the Pound Sterling to U.S. Dollar), the risk of an economic slowdown or recession in the U.S., instability in the banking system, overall market volatility in the U.S. or the UK, including as a result of, among other factors, geopolitical conflict (such as, the war between Russia and Ukraine and conflict in the Middle East), international tensions or instability (including from the effects of announced or future tariff increases), significant changes in U.S. policies or regulatory environment or the disruption to U.S. government agencies (whether from the continued government shutdown or reduced resources) or similar events, on our business;
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
•We are dependent on the successful development of our investigational COMP360 psilocybin treatment. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes;
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
•We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our treatments on our own or with suitable collaborators or on an accelerated timeline;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,937	$165,081
Restricted cash	379	389
Prepaid expenses and other current assets	56,072	35,821
Total current assets	242,388	201,291
NON-CURRENT ASSETS:
Operating lease right-of-use assets	3,931	2,006
Deferred tax assets	4,527	3,774
Long-term prepaid expenses and other assets	4,761	6,595
Total assets	$255,607	$213,666
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,246	$12,283
Accrued expenses and other liabilities	12,023	14,495
Debt, current portion	12,669	5,513
Operating lease liabilities - current	1,949	1,725
Warrant liabilities	165,563	—
Total current liabilities	197,450	34,016
NON-CURRENT LIABILITIES:
Debt, non-current portion	18,600	24,652
Operating lease liabilities - non-current	1,966	303
Total liabilities	$218,016	$58,971
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY:
Ordinary shares, £0.008 par value; 96,002,044 and 68,552,215 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024, respectively	973	702
Additional paid-in capital	780,521	704,919
Accumulated other comprehensive loss	(15,187)	(16,194)
Accumulated deficit	(728,716)	(534,732)
Total shareholders' equity	37,591	154,695
Total liabilities and shareholders' equity	$255,607	$213,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
OPERATING EXPENSES:
Research and development	$27,325	$32,928	$88,530	$86,898
General and administrative	13,211	14,968	44,555	42,893
Total operating expenses	40,536	47,896	133,085	129,791
Loss from operations:	(40,536)	(47,896)	(133,085)	(129,791)
OTHER INCOME (EXPENSE), NET:
Fair value change of warrant liabilities	(101,318)	—	(84,398)	—
Benefit from R&D tax credit	3,924	4,084	16,659	10,894
Interest income	1,588	1,977	5,872	6,645
Foreign exchange (losses) gains	(883)	4,452	3,599	3,894
Interest expense	(1,105)	(1,137)	(3,380)	(3,347)
Other income	383	191	1,010	486
Total other income, net	(97,411)	9,567	(60,638)	18,572
Loss before income taxes	(137,947)	(38,329)	(193,723)	(111,219)
Income tax benefit (expense)	230	(173)	(261)	(571)
Net loss	$(137,717)	$(38,502)	$(193,984)	$(111,790)

Net loss per share attributable to ordinary shareholders: basic and diluted	$(1.44)	$(0.56)	$(2.09)	$(1.67)
Weighted average ordinary shares outstanding: basic and diluted	95,337,993	68,395,343	92,646,458	67,001,326

Net loss	$(137,717)	$(38,502)	$(193,984)	$(111,790)
Other comprehensive loss:
Foreign exchange translation adjustment	(605)	339	1,007	384
Comprehensive loss	$(138,322)	$(38,163)	$(192,977)	$(111,406)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2023	61,943,471	$635	$621,645	$(16,926)	$(379,610)	$225,744
Exercise of share options	86,510	1	219	—	—	220
Issuance of ordinary shares, net of issuance costs	2,509,798	25	26,194	—	—	26,219
Issuance of ordinary shares to settle vested restricted stock units	50,705	—	—	—	—	—
Issuance of ordinary shares to settle warrants exercised	3,752,050	38	37,220	—	—	37,258
Shares tendered for withholding taxes	—	—	(185)	—	—	(185)
Share-based compensation expense	—	—	5,129	—	—	5,129
Unrealized loss on foreign currency translation	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(35,187)	(35,187)
Balance at March 31, 2024	68,342,534	$699	$690,222	$(16,962)	$(414,797)	$259,162
Exercise of share options	3,845	—	—	—	—	—
Issuance of ordinary shares to settle vested restricted stock units	4,438	—	—	—	—	—
Vesting of equity awards under the employee purchase plan	36,652	—	210	—	—	210
Share-based compensation expense	—	—	4,921	—	—	4,921
Unrealized gain on foreign currency translation	—	—	—	81	—	81
Net loss	—	—	—	—	(38,101)	(38,101)
Balance at June 30, 2024	68,387,469	$699	$695,353	$(16,881)	$(452,898)	$226,273
Exercise of share options	13,083	—	—	—	—	—
Issuance of ordinary shares to settle vested restricted stock units	8,516	—	—	—	—	—
Shares tendered for withholding taxes	—	—	(53)	—	—	(53)
Share-based compensation expense	—	—	4,973	—	—	4,973
Unrealized gain on foreign currency translation	—	—	—	339	—	339
Net loss	—	—	—	—	(38,502)	(38,502)
Balance at September 30, 2024	68,409,068	$699	$700,273	$(16,542)	$(491,400)	$193,030

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2024	68,552,215	$702	$704,919	$(16,194)	$(534,732)	$154,695
Issuance of ordinary shares, net of issuance costs	24,014,728	233	54,583	—	—	54,816
Exercise of share options	164,422	2	—	—	—	2
Issuance of ordinary shares to settle vested restricted stock units	116,961	1	(1)	—	—	—
Share-based compensation expense	—	—	3,935	—	—	3,935
Unrealized loss on foreign currency translation	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	(17,864)	(17,864)
Balance at March 31, 2025	92,848,326	$938	$763,436	$(16,311)	$(552,596)	$195,467
Exercise of share options	682,682	7	2	—	—	9
Issuance of ordinary shares to settle vested restricted stock units	9,375	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	45,965	1	156	—	—	157
Share-based compensation expense	—	—	3,596	—	—	3,596
Unrealized gain on foreign currency translation	—	—	—	1,729	—	1,729
Net loss	—	—	—	—	(38,403)	(38,403)
Balance at June 30, 2025	93,586,348	$946	$767,190	$(14,582)	$(590,999)	$162,555
Exercise of share options	44,121	—	—	—	—	—
Issuance of ordinary shares to settle vested restricted stock units	26,909	—	—	—	—	—
Issuance of ordinary shares to settle warrant exercised	2,344,666	27	10,124	—	—	10,151
Share-based compensation expense	—	—	3,207	—	—	3,207
Unrealized loss on foreign currency translation	—	—	—	(605)	—	(605)
Net loss	—	—		—	(137,717)	(137,717)
Balance at September 30, 2025	96,002,044	$973	$780,521	$(15,187)	$(728,716)	$37,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193,984)	$(111,790)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	210	183
Non-cash interest	1,104	1,037
Non-cash loss on foreign currency remeasurement	(682)	(802)
Non-cash share-based compensation	10,738	15,023
Non-cash lease expenses	1,114	1,687
Transaction costs allocated to warrants	5,778	—
Fair value change of warrant liabilities	84,398	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(17,364)	14,479
Deferred and prepaid tax assets	(753)	46
Other assets	2,035	643
Operating lease liabilities	(1,150)	(1,659)
Accounts payable	(7,719)	1,947
Accrued expenses and other liabilities	(3,177)	1,777
Net cash used in operating activities	(119,452)	(77,429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares and Pre-funded Warrants, net of issuance costs	140,357	26,219
Proceeds from the exercise of warrants	—	37,258
Payments of withholding tax on stock award	—	(238)
Proceeds from issuance of shares under the employee share purchase plan	157	210
Proceeds from exercise of options	11	220
Net cash provided by financing activities	140,525	63,669
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(227)	464
Net increase in cash, cash equivalents and restricted cash	20,846	(13,296)
Cash, cash equivalents and restricted cash, beginning of the period	165,470	220,638
Cash, cash equivalents and restricted cash, end of the period	$186,316	$207,342
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Nine months ended September 30,
	2025	2024
Cash and cash equivalents	$185,937	$206,953
Restricted cash	$379	$389
Total cash, cash equivalents and restricted cash	$186,316	$207,342

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
On June 30, 2023, the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through September 30, 2025, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. The Company will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised for cash. During the three months ended September 30, 2025, no PIPE warrants were exercised.
In January 2025, the Company issued and sold (i) 24,014,728 American Depositary Shares, each representing one ordinary share, nominal value £0.008 each, of the Company and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered. During the three months ended September 30, 2025, 2,344,720 Pre-funded warrants were exercised.
The Company has incurred recurring losses since its inception, including net losses of $194.0 million and $111.8 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025, the Company had an accumulated deficit of $728.7 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of September 30, 2025 of $185.9 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
Market volatility, geopolitical tensions or instability (including from the effects of announced or future tariff increases), geopolitical conflict (such as the war between Ukraine and Russia and conflict in the Middle East), fluctuating inflation and interest rates and the related impact on U.S., UK and global economies, instability in the banking system, the risk of an economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or the disruption to U.S. government agencies (whether from the continued government shutdown or reduced resources) or other factors could adversely impact the Company’s operations, financial results and ability to raise additional funding.
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
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses, deductibility on certain property additions and limitations on interest expense deduction. The Company has assessed the legislation, and believes the impact of these provisions on our consolidated financial statements will not be material.
3. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
UK R&D tax credit	$39,309	$20,712
Prepaid research and development	13,011	11,332
VAT recoverable	998	1,109
Other current assets	2,754	2,668
	$56,072	$35,821
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
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charges are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 14.8% as of September 30, 2025.

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

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on July 1, 2024 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of September 30, 2025 and December 31, 2024.
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Term loan payable	$30,000	$30,000
End of term charge	1,425	1,425
Future principal payments and end of term charge	$31,425	$31,425
PIK interest payable	977	649
Unamortized debt issuance costs	(1,133)	(1,909)
Carrying value of long-term debt	$31,269	$30,165
Less: current portion	$(12,669)	$(5,513)
Non-current portion	$18,600	$24,652
Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2025	—
December 31, 2026	18,252
December 31, 2027	13,173
Total	$31,425
Interest expense associated with the Loan Agreement for the nine months ended September 30, 2025 and 2024 was $3.4 million and $3.3 million, respectively.

5. Fair Value Measurements
The following table presents, as of September 30, 2025, information about the Company’s warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	January 13, 2025		September 30, 2025
	Level	Amount	Level	Amount
Warrant Liabilities:
Pre-funded Warrants	2	$37,220	2	$49,850
2025 ADS Warrants	3	55,726	3	115,713
Total Warrant Liabilities		$92,946		$165,563
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
The Pre-funded Warrants are considered to be Level 2 in the fair value hierarchy as the inputs used to determine fair market value are observable against the Company’s stock price. The 2025 ADS Warrant are considered to be Level 3 in the fair value hierarchy as they have been recorded at fair value using the Black-Scholes model, using unobservable assumptions that have been probability-weighted for specified data milestones. As of September 30, 2025, the assumptions are as follows:

	January 13, 2025	September 30, 2025
Exercise price	$5.7960	$5.7960
Market price	$3.37	$5.73
Volatility	146.1% to 158.7%	150.0% to 153.6%
Risk-free rate	4.6%	3.7%
Dividend yield	—%	—%
Term (in years)	4.0 to 4.4 years	3.36 to 3.42 years
The following table reflects the fair value of the Company’s warrant liabilities for the nine months ended September 30, 2025:

	Pre-Funded Warrants	ADS Warrants
Fair value as of December 31, 2024	$—	$—
Initial fair value as of January 13, 2025	37,220	55,726
Exercise of warrant liabilities	(10,153)	0
Fair value change of warrant liabilities	22,783	59,987
Fair value as of September 30, 2025	$49,850	$115,713
The fair value change of warrant liabilities at September 30, 2025 was $84.4 million, which included a $1.6 million loss upon issuance of the Pre-funded warrants and a $82.8 million loss in fair value between the initial fair value and the fair value as of the balance sheet date. During the nine months ended September 30, 2025, there were no transfers between Level 1, Level 2 and Level 3.

6. Shareholders’ Equity
Ordinary Shares
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through September 30, 2025, no cash dividends had been declared or paid by the Company.

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

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share, at a purchase price of $9.93 per ADS. The PIPE Warrants became exercisable for a three year period beginning in February 2024. Through September 30, 2025, PIPE Warrants were exercised for 3,752,050 ADSs, resulting in $37.3 million in exercise proceeds. During the three months ended September 30, 2025, no PIPE warrants were exercised.

Liability-classified
On January 13, 2025, in connection with the 2025 Financing, the Company issued and sold (i) 24,014,728 ADSs, each representing one ordinary share, (ii) in lieu of ADSs, Pre-funded Warrants to purchase up to 11,044,720 ADSs, and (iii) accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs, each representing one ordinary share. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.796 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered. During the three months ended September 30, 2025, 2,344,720 Pre-funded Warrants were exercised, resulting in a $10.2 million reduction in warrant liabilities.
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
As of September 30, 2025, the Company was authorized to issue a total of 440,101 ordinary shares underlying outstanding options granted under the 2017 Plan prior to our initial public offering, or IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation and leadership development committee. The total number of ordinary shares that were authorized for issuance under the 2020 Plan is 10,680,217 shares as of September 30, 2025, of which 2,697,219 shares remained available for future grant.

2022 Inducement Option Award
During 2022, the Company granted a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant to our chief executive officer.
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	1,224	2,661	4,037	7,921
General and administrative	1,983	2,312	6,701	7,102
Total share-based compensation expense	$3,207	$4,973	$10,738	$15,023
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
The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2025	2024
Employee share purchase plan	40,342	27,615
Unvested restricted share units	770,652	702,183
Share options	7,991,809	8,718,938
Warrants - equity-classified	12,418,922	12,418,922
Warrants - liability-classified	43,759,448	—
	64,981,173	21,867,658

9. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of September 30, 2025 or December 31, 2024.
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

10. Segment Reporting
The Company has one operating segment. The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and Development:
Development expenses	$17,862	$22,647	$61,000	$54,628
Personnel expenses	6,416	6,409	18,598	19,893
Non-cash share-based compensation expense	1,224	2,661	4,037	7,921
Other expenses[1]	1,823	1,211	4,895	4,456
General and Administrative:
Personnel expenses	4,780	5,169	14,459	16,325
Legal and professional fees	4,440	4,393	17,171	10,143
Facilities and other expenses[1]	2,007	3,093	6,223	9,322
Non-cash share-based compensation expense	1,984	2,313	6,702	7,103
Total operating expenses	40,536	47,896	133,085	129,791
Operating loss	(40,536)	(47,896)	(133,085)	(129,791)

Fair value change of warrant liabilities	(101,318)	—	(84,398)	—
Benefit from R&D tax credit	3,924	4,084	16,659	10,894
Interest income	1,588	1,977	5,872	6,645
Interest expense	(1,105)	(1,137)	(3,380)	(3,347)
Foreign exchange (losses) gains	(883)	4,452	3,599	3,894
Other income	383	191	1,010	486
Income tax expense	230	(173)	(261)	(571)
Net loss	$(137,717)	$(38,502)	$(193,984)	$(111,790)

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
• Pivotal trial 2 (COMP006) (n= 585): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase therapeutic response.
• The primary endpoint in both pivotal trials is the change from baseline in the MADRS (Montgomery-Åsberg Depression Rating Scale) total score at week 6.
In June 2025, we reported that the first pivotal trial, the COMP005 trial, achieved its primary endpoint, with a single 25mg dose of COMP360 versus placebo demonstrating a highly statistically significant reduction in symptom severity as measured by MADRS with a p-value of p<0.001 and a clinically meaningful difference of -3.6 in change at six weeks. The COMP005 trial is on-going and is comprised of three parts: Part A, which concluded during the second quarter of 2025, and was blinded through 6 weeks; Part B, which remains blinded through week 26; and Part C, which contains an open-label treatment part from week 26 to 52.
In September 2025, we met with the U.S. Food and Drug Administration, or the FDA, and as part of that meeting discussed our NDA submission strategy. Based on such discussions, we plan to submit a proposal for rolling submission and formal request for rolling review of our NDA to the FDA.
We have completed enrollment for the second pivotal trial, the COMP006 trial, and enrolled 585 participants. The COMP006 trial is comprised of three parts: Part A, which is blinded through 9 weeks, Part B which remains blinded through week 26, and Part C, which contains an open-label treatment part from weeks 26 to 52. To facilitate our plans to submit a proposal for a rolling submission and formal request for rolling review to the FDA, the Company has decided to unblind and disclose primary endpoint and safety data from Part A (9 weeks) of COMP006.
We plan to disclose primary endpoint and safety data from Part A (9 weeks) of the COMP006 trial at the same time that we disclose the 6-week and 26-week MADRS data and safety data from the COMP005 trial in the first quarter of 2026. In addition, we expect to disclose the 26-week data from the COMP006 trial in early third quarter of 2026.
Beyond TRD, we have been exploring other indications, including PTSD. In May 2024, we completed and announced top-line results from our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment in participants with PTSD, as a result of trauma experienced as adults. In line with the study design, the study enrolled 22 participants who were monitored for a 12-week period post dosing. The study met its primary safety endpoint and available secondary efficacy endpoints. Study observations included meaningful and sustained symptom improvement from baseline in mean CAPS-5 total score, a measure of disease severity, and in Sheehan Disability Scale (SDS) score, a measure of functional impairment in daily life. Administration of COMP360 was well-tolerated, with a safety profile consistent with previous studies of COMP360. Based on the data from this trial, we are in the process of finalizing the design of a late-stage PTSD program.
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
On June 30, 2023, we entered into the Hercules Loan Agreement, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through September 30, 2025, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised. During the three months ended September 30, 2025, no PIPE warrants were exercised.
In January 2025, we issued and sold (i) 24,014,728 ADSs and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-

funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered. During the three months ended September 30, 2025, 2,344,720 Pre-funded Warrants were exercised on a cashless basis.
We have incurred recurring losses since our inception, including net losses of $194.0 million and $111.8 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025, we had an accumulated deficit of $728.7 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from the development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we complete our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate and accelerate plans for our NDA submission and commercial launch, although a majority of the planned commercialization activities will be subject to further Phase 3 data. In addition, our spending in the future may increase as we initiate our planned late-stage clinical trial in PTSD, or if we choose to expand into additional indications, or to initiate the development for different therapeutic candidates. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of September 30, 2025, we had cash and cash equivalents of $185.9 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions and Changes in Regulatory Landscape
We continue to monitor current macroeconomic and geopolitical events, including, among others, financial and economic conditions (such as fluctuating inflation and interest rates, instability in the banking system, and fluctuations in foreign exchange rates) and the risk of an economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or disruption to U.S government agencies (whether from the continued government shutdown or reduced resources), and significant changes in geopolitics and international tensions (such as from the effects from announced or future tariff increases, the war between Ukraine and Russia and conflict in the Middle East), for any potential impact that these or other events or conditions may have on our business.
Changes in policy or resources of governmental agencies, including, but not limited to, changes at the FDA, DEA, SEC, IRS and U.S. Patent and Trademark Office, could impact our business and results of operations. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of our current product or future products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. In addition, the ability of the DEA to inspect clinical trial sites and issue controlled substance licenses to our clinical trial sites in a timely manner and the ability of FDA to review and clear or approve new products has in the past and may in the future be affected by changes in government budget and funding levels, the ability of the government to hire and retain key personnel, and shifting policy priorities. Currently, federal agencies in the United States are operating under a federal government shutdown due to expiration of the continuing resolution that expired on September 30, 2025 and certain federal agencies, such as the FDA, have had to furlough critical employees and stop critical activities, which may which may impact the timeliness of our interactions with the FDA. If we become negatively impacted by future governmental orders, regulations, policies or guidance or a prolonged government shutdown, there could be a material adverse effect on us and our business.

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
Operating Expenses
Research and Development
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase as we seek to complete the clinical development for our investigational COMP360 psilocybin treatment for TRD and prepare for regulatory filings related to our COMP360 psilocybin treatment or potential future therapeutic candidates.
The successful development and commercialization of our investigational COMP360 psilocybin treatment is highly uncertain. This is due to the numerous risks and uncertainties associated with development and commercialization, including the following:
•successful completion of our Phase 3 trials in TRD and successful enrollment in and completion of future clinical trials;
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
General and Administrative
We anticipate we will continue to incur significant accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company. For 2025, we expect reduced personnel expenses compared to 2024 as a result of the reorganization that we undertook in the fourth quarter of 2024. However, subject to further Phase 3 data next year, we anticipate future increases in both personnel and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our therapeutic candidate.
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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible for the SME regime for the nine months ended September 30, 2025 and 2024. We expect such elements to be eligible for R&D incentives under the new merged regime in the year ended December 31, 2025 although there may be some limitations on expenditure on activities undertaken outside the UK.
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
During the nine months ended September 30, 2025 and 2024, we recorded a tax provision of $0.3 million and $0.6 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes. During the three months ended September 30, 2025 and 2024, the Company recorded a tax benefit of $0.2 million and income tax provision of $0.2 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes. The tax benefit of $0.2 million for the three months ended September 30, 2025, includes the Foreign Derived Intangible Income, or FDII, deduction arising during the period.

Results of Operations

Comparison for the Three and Nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
OPERATING EXPENSES:
Research and development	$27,325	$32,928	$(5,603)	$88,530	$86,898	$1,632
General and administrative	13,211	14,968	(1,757)	44,555	42,893	1,662
Total operating expenses	40,536	47,896	(7,360)	133,085	129,791	3,294
Loss from operations	(40,536)	(47,896)	7,360	(133,085)	(129,791)	(3,294)
OTHER INCOME, NET:
Fair value change of warrant liabilities	(101,318)	—	(101,318)	(84,398)	—	(84,398)
Benefit from R&D tax credit	3,924	4,084	(160)	16,659	10,894	5,765
Interest income	1,588	1,977	(389)	5,872	6,645	(773)
Foreign exchange (losses) gains	(883)	4,452	(5,335)	3,599	3,894	(295)
Interest expense	(1,105)	(1,137)	32	(3,380)	(3,347)	(33)
Other income	383	191	192	1,010	486	524
Total other income, net	(97,411)	9,567	(106,978)	(60,638)	18,572	(79,210)
Loss before income taxes	(137,947)	(38,329)	(99,618)	(193,723)	(111,219)	(82,504)
Income tax benefit (expense)	230	(173)	403	(261)	(571)	310
Net loss	$(137,717)	$(38,502)	$(99,215)	$(193,984)	$(111,790)	$(82,194)

Research and Development
Research and development expenses consist of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Development expenses	$17,862	$22,647	$(4,785)	$61,000	$54,628	$6,372
Personnel expenses	6,416	6,409	7	18,598	19,893	(1,295)
Non-cash share-based compensation expense	1,224	2,661	(1,437)	4,037	7,921	(3,884)
Facilities and other expenses	1,823	1,211	612	4,895	4,456	439
Total research and development expenses	$27,325	$32,928	$(5,603)	$88,530	$86,898	$1,632
For the three months ended September 30, 2025, the decrease in research and development expenses, as compared to the same period in 2024, was primarily attributable to the following:
•a decrease in development expenses primarily due to the termination of our discovery programs associated with the reorganization that took place in the fourth quarter of 2024; and
•a decrease in non-cash share-based compensation expense as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024.

For the nine months ended September 30, 2025, the increase in research and development expenses, as compared to the same period in 2024, was primarily attributable to the following:
•an increase in development expenses associated with advancing our late-stage COMP360 clinical trials.
Partially offset by:
•a decrease in personnel expenses and non-cash share-based compensation expense as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024.
We expect to continue to incur significant research and development costs at least through completion of our Phase 3 program for COMP360 psilocybin therapy in TRD and our late-stage development program in PTSD.
General and Administrative
General and administrative expenses consist of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Legal and professional fees	$4,440	$4,393	$47	$17,171	$10,143	$7,028
Personnel expenses	4,780	5,169	(389)	14,459	16,325	(1,866)
Non-cash share-based compensation expense	1,984	2,313	(329)	6,702	7,103	(401)
Facilities and other expenses	2,007	3,093	(1,086)	6,223	9,322	(3,099)
Total general and administrative expenses	$13,211	$14,968	$(1,757)	$44,555	$42,893	$1,662
For the three months ended September 30, 2025, the decrease in general and administrative expenses, as compared to the same period in 2024, was primarily attributable to the following:
•a decrease in facilities and other expenses as a result of lower insurance premiums and banking fees; and
•a decrease in personnel and non-cash share-based compensation expense as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024.
For the nine months ended September 30, 2025, the increase in general and administrative expenses, as compared to the same period in 2024, was primarily attributable to the following:
•an increase in legal and professional fees, primarily related to issuance costs related to the 2025 Financing as well as expenses associated with consulting, accounting and legal advice.
Partially offset by:
•a decrease in personnel and non-cash share-based compensation expense as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024; and
•a decrease in facilities and other expenses as a result of lower insurance premiums, lower banking fees, and the reduction of spend from vendors that were associated with the reorganization that took place in the fourth quarter of 2024 .
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development activities, as well as commercial preparedness activities.
Other Income, Net

Other income, net consists of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Fair value change of warrant liabilities	$(101,318)	$—	$(101,318)	$(84,398)	$—	$(84,398)
Benefit from R&D tax credit	3,924	4,084	(160)	16,659	10,894	5,765
Interest income	1,588	1,977	(389)	5,872	6,645	(773)
Foreign exchange (losses) gains	(883)	4,452	(5,335)	3,599	3,894	(295)
Interest expense	(1,105)	(1,137)	32	(3,380)	(3,347)	(33)
Other income	383	191	192	1010	486	524
Total other income, net	$(97,411)	$9,567	$(106,978)	$(60,638)	$18,572	$(79,210)
For the three months ended September 30, 2025, the decrease in other income, net as compared to the same periods in 2024, was primarily attributable to the following:
•a decrease due to the change in fair value of the warrant liabilities during the period, related to the warrants issued in the 2025 Financing, including the exercise of 2,344,720 Pre-funded Warrants; and
•a decrease due to foreign exchange losses following remeasurement of foreign currency denominated assets and liabilities.
For the nine months ended September 30, 2025, the decrease in other income, net, as compared to the same periods in 2024, was primarily attributable to the following:
•a decrease due to the change in fair value of the warrant liabilities during the period, related to the warrants issued in the 2025 Financing.
•a decrease in interest income primarily due to interest earned on lower cash deposit levels.
Partially offset by:
•an increase in the benefit from R&D tax credit due to higher R&D expenditures claimed at the enhanced research intensive rate in the current year as well as a resubmission of the Company’s 2023 claim at the enhanced rate given clarity provided by HMRC in April 2025.
Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates and we do not expect to generate revenue from sales of any therapeutic candidates in the near future, if at all. We have primarily funded our operations with proceeds from the sale of our ordinary shares, ADSs, including our ATM offering program, proceeds from the Hercules Loan Agreement, and proceeds from the PIPE. The ATM offering program allows us to issue and sell from time to time up to $150.0 million of our ADSs. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, we entered into a new Sales Agreement under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of our ADSs, if any, will generally be made at market prices. To date, we have not sold any ADSs under this Sales Agreement. The Hercules Loan Agreement provided for aggregate maximum borrowings of up to $50.0 million, of which we have funded $30.0 million. Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. Through September 30, 2025, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised for cash. In January 2025, we completed the 2025 Financing in which it issued and sold ADSs and, in lieu of ADSs, Pre-funded Warrants to certain investors along with accompanying 2025 ADS Warrants to purchase ADSs. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered. Through September 30, 2025, 2,344,720 Pre-funded Warrants were exercised.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating leases, and debt obligations under our Loan Agreement with Hercules described in the footnotes to our condensed consolidated financial statements.
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(119,452)	$(77,429)	$(42,023)
Net cash provided by financing activities	140,525	63,669	76,856
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(227)	464	(691)
Net increase in cash, cash equivalents and restricted cash	$20,846	$(13,296)	$34,142

    Net Cash Used in Operating Activities
Net cash used in operating activities increased during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to unfavorable working capital related activities of $45.36 million, as well as an increase of $85.5 million of non-cash adjustments, including the change in fair value of warrant liabilities of $84.4 million, which was offset by a $82.2 million increase in our net loss.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased during the nine months ended September 30, 2025, compared to the same period in 2024, primarily as a result of proceeds from the 2025 Financing for the issuance of ADSs and the Pre-funded Warrants of $140.4 million, partially offset by the proceeds from the issuance of ordinary shares to settle warrants exercised of $26.2 million and the proceeds from the exercise of warrants of $37.3 million in 2024.
Funding Requirements
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we continue to advance our Phase 3 program of COMP360 in TRD and supporting clinical and preclinical studies and related preparatory work for an NDA submission, including a potential rolling NDA submission, as well as manufacturing activities and commercial preparedness activities, the majority of which will be subject to further Phase 3 data, and as we initiate our planned late-stage development program in PTSD. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expenses will increase as we:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and accelerate plans for NDA submission and commercial launch;
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
As of September 30, 2025, we had cash and cash equivalents of $185.9 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD, and clinical and preclinical supporting studies and related preparatory work for our NDA submission, including potential accelerated NDA submission, and related preparations for commercial launch;
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
•the impact of macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S., international tensions and changes in legislation and governmental policies and resources, including the effects of announced or future tariff increases; and
•the costs of operating as a public company.
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

Critical Accounting Policies and Significant Judgments and Estimates
During the first nine months of 2025, our significant accounting policies or critical accounting estimates have been updated to include warrant liabilities, as described below. For a complete discussion of our other significant accounting policies and critical accounting estimates, see the “Critical Accounting Policies and Significant Judgments and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended December 31, 2024, which we filed with the SEC on February 27, 2025.
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
The warrant liabilities are classified as current on the condensed consolidated balance sheets due to the likelihood of exercise and it is reasonably expected that the Company would be required to use existing resources classified as current assets, or create other current liabilities, to settle the warrant liabilities at this time. Management reviews the classification of warrant liabilities at each reporting period to determine whether any change in classification is warranted based on changes in facts or circumstances, including the proximity to expiration or likelihood of exercise.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $194.0 million and $111.8 million for the nine months ended September 30, 2025 and 2024. As of September 30, 2025, we had an accumulated deficit of $728.7 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. During the term of our Pre-funded Warrants and ADS Warrants, which were issued in January 2025 and are classified as liabilities, our net loss can change significantly quarter to quarter due to non-cash increases or decreases in the fair value of these warrants. We intend to continue to conduct research and development, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant operating losses for at least the next several years. Our expected operating losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and accelerate our plans for NDA submission and commercial launch;
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
We expect to require substantial additional funding in the future to sufficiently finance our operations and to complete the development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Under the terms of the 2025 ADS Warrants, following the time when the 2025 ADS Warrants become exercisable and provided the closing price of our ADSs is above the warrant exercise price of $5.7960 per ADS for at least three consecutive trading days, we may elect to force the exercise of some or all of the 2025 ADS Warrants. If we force the exercise of all of the 2025 ADS Warrants, we would receive an additional $203.2 million in gross proceeds. However, we cannot predict if we will have the ability to force the exercise of the 2025 ADS Warrants. We are only permitted to force the exercise of the 2025 ADS Warrants following the public release of the 26-week results from our COMP005 clinical study and only if the closing price of our ADSs is greater than the 2025 ADS Warrant exercise price of $5.7960 per ADS for each of the three consecutive trading days prior to the delivery of the forced exercise notice. Therefore, we have not included any anticipated proceeds from such exercises of the 2025 ADS Warrants in our estimate of our cash runway. In addition, if the outstanding PIPE Warrants are exercised in full for cash, we would receive an additional $122.4 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $185.9 million as of September 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based our estimated cash runway on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD and clinical and preclinical supporting studies and related preparatory work for our planned NDA submission and potential commercialization activities, the majority of which are subject to further Phase 3 data;
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
•the impact of macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, and the risk of economic slowdown or recession in the U.S., international tensions and changes in legislation and governmental policies and resources, including the effects of announced or future tariff increases; and
•the costs of operating as a public company.
Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the volatile capital markets environment, lower prices for many securities, fluctuating inflation and interest rates, concerns about potential recessionary factors may affect our ability to raise additional funding, including through the exercise for cash of the 2025 ADS Warrants and/or PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations, preparation efforts for our NDA submission or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions, such as those resulting from the ongoing war between Ukraine and Russia, conflict in the Middle East, changes in legislation and governmental policies and resources, including the effects of announced or future tariff increases, fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the risk of economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or disruption to U.S. government agencies (whether from the continued government shutdown or reduced resources) or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.
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
As of September 30, 2025, we had 12,324,700 outstanding PIPE Warrants. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three-year period ending in February 2027 and have an exercise price of $9.93, which is higher than the current trading price of our ADSs. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not exceed the exercise price of the PIPE Warrants prior to their expiration.
In our 2025 Financing, we issued and sold an aggregate of 35,059,448 2025 ADS Warrants which have an exercise price of $5.7960 per ADS. The 2025 ADS Warrants are not yet exercisable and will become exercisable following the public release of the 26-week results from our COMP005 clinical study. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the 2025 ADS Warrants become exercisable, we may force the exercise of the 2025 ADS Warrants, in whole or in part, by delivering a notice of forced exercise to the holders if our ADS price is above the warrant exercise price, which is $5.7960, for the three prior consecutive trading days prior to the delivery of the forced exercise notice. Even though we have the right to force the exercise of the 2025 ADS Warrants, the 2025 ADS Warrants may never become exercisable and even if the 2025 ADS Warrants become exercisable, the closing price of our ADSs may never exceed the exercise price of the 2025 ADS Warrant for three consecutive trading days during the exercise period, in which case we would not be able to force the exercise of the 2025 ADS Warrants. In addition, there is no guarantee holders will elect to exercise the 2025 ADS Warrants, in the event we are not able to or choose not to force the exercise of such warrants. We believe that whether the holders elect to exercise the 2025 ADS Warrants is dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not exceed the exercise price of the 2025 ADS Warrants prior to their expiration. Thus, the 2025 ADS Warrants may expire unexercised and we may never receive any additional proceeds.
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
In our 2025 Financing, we issued and sold 11,044,720 Pre-funded Warrants, of which 8,700,000 remain outstanding as of September 30, 2025. Each Pre-funded Warrant will be exercisable until it is fully exercised and by means of a cash payment of the exercise price of $0.0001 per ADS or by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of ADSs representing ordinary shares determined according to the formula set forth in the Pre-funded Warrant. Accordingly, we will not receive any meaningful, or potentially any, additional funds upon the exercise of the Pre-funded Warrants. To the extent such Pre-funded Warrants are exercised, additional ADSs will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our ADSs and will increase the number of ADSs and ordinary shares outstanding.
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
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants and/or the 2025 ADS Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the outstanding PIPE Warrants, 2025 ADS Warrants and the Pre-funded Warrants were exercised, we would issue 56,178,370 ADSs which would result in significant dilution to our shareholders. In addition, we have raised additional funds in the past and may raise additional funds in the future by issuing equity securities under our ATM Facility and, as a result, our stockholders have in the past experienced and may in the future experience dilution. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain a minimum cash balance of $22.5 million and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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

•successful completion of our Phase 3 trials in TRD and successful patient enrollment in and completion of any future clinical trials;
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
We have in the past experienced delays in recruiting and enrolling patients in our Phase 3 programs in TRD and in the future we may experience similar delays in initiating or completing additional clinical trials. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could further delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including:
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
• failure to recruit and enroll a sufficient number of suitable patients to participate in future clinical trials;
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process, including during Phase 3 pivotal trials, and, because our investigational COMP360 psilocybin treatment is our only product in clinical development, there is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in managing late-stage clinical trials; our Phase 3 pivotal trials for COMP360 in TRD represent our first pivotal trials and we may not be able to successfully complete our Phase 3 pivotal trials.
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
We have in the past and may in the future also experience delays in the development and approval of COMP360. We are conducting a Phase 3 program for COMP360 in TRD. We have Breakthrough Therapy Designation and have had dialogue with FDA regarding our Phase 3 trial design, including certain protocol amendments that we implemented in the first half of 2023. We anticipate having on-going dialogue with FDA throughout the conduct of the Phase 3 trials and submitting a proposal for rolling submission and request for rolling review. With a rolling review, the FDA may consider for review sections of our NDA on a rolling basis before the complete application is submitted. However, the FDA may ultimately disagree with our proposed approach and may not permit us to utilize the rolling review process. Even if FDA grants our request for a rolling review, COMP360 may not experience a faster review or approval compared to conventional FDA procedures. In June 2023, the FDA published draft guidance regarding the nonclinical, clinical and safety considerations, as well as abuse potential assessment and risk mitigation and public health considerations for conducting trials for psychedelics, such as psilocybin. We believe our Phase 3 program reflects the key principles set forth in the draft guidance. We continued to conduct our Phase 3 program in accordance with our previously announced study design. However, FDA may disagree with our study design or conduct, which may impact the review process for our new drug application for COMP360. Given these uncertainties in the regulatory review and approval process, it is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.

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
We depend on the enrollment and retention of patients in our clinical trials for COMP360 and any future therapeutic candidates. If we are unable to enroll and retain patients in our clinical trials, our research and development efforts and business, our financial condition and results of operations could be materially adversely affected.
Retaining a sufficient number of enrolled patients to complete our Phase 3 clinical trials in TRD and identifying and qualifying patients to participate in our planned clinical trials for COMP360 in other indications or any future therapeutic candidates is critical to our success. Patient retention and enrollment depends on many factors, including:
•the length of the clinical trial and patient burden in participating in such clinical trials;
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
•the willingness or availability of patients to continue to participate in our Phase 3 trials in TRD and to participate in our planned clinical trials due to a number of factors, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance, any public health crisis or other factors;
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
In addition, any negative results we may report in clinical trials of COMP360 or any future therapeutic candidates may make it difficult or impossible to retain a sufficient number of enrolled patients to complete our Phase 3 trials in TRD and to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial of COMP360 or any future therapeutic candidates have in the past and will in the future likely increase our costs, delay the timeframe in which the results of our clinical trials will become available, slow down the regulatory approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP 360 psilocybin treatment, if approved, and generate revenue. For example, in our clinical trials for TRD, reviewing and verifying a participant’s medical records to confirm such participant meets the inclusion criteria for TRD is time-consuming and administratively burdensome, which can delay the screening process for our clinical trials. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates.
Further, retention of patients enrolled in our Phase 3 trials and timely enrollment in our planned clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions which may in the future be impacted by pandemics or public health crises. In addition, in the past, enrollment in our trials was adversely affected as a result of the COVID-19 pandemic due to limited availability of participants, the inability of patients, healthcare professionals to participate in our trials, interruptions in supply chains and delays with regulators and other similar bodies. The conduct of our trials may continue to be adversely affected by future public health crises or pandemics, despite efforts to mitigate this impact.
We have never commercialized a therapeutic candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our treatments on our own or with suitable collaborators or on an accelerated timeline.
While we are currently engaged in commercial preparedness planning and activities, we have limited organizational experience in the sale or marketing of therapeutic candidates. To achieve commercial success for any approved treatment, we must develop or acquire a sales and marketing organization, outsource these functions to third parties or enter into partnerships.
If our investigational COMP360 psilocybin treatment is approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America. In select geographies, we might also consider relying on the support of a Contract Sales Organization, or CSO, or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our treatments effectively or to market our treatments effectively since we have limited organizational experience in the sales and marketing of therapeutic substances. In addition, we may not be able to launch our treatments on an accelerated timeline. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any therapeutic launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our treatments on our own include:
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
We may never have a product that is commercially successful. To date, we have no product authorized for marketing. We must make substantial additional investments to complete our Phase 3 trials of our investigational COMP360 psilocybin treatment in TRD, prepare and submit our new drug application to FDA for review, successfully obtain FDA approval, secure federal and state rescheduling for COMP360, and build a sales and marketing organization before we can produce any product revenue. Furthermore, if approved, our COMP360 psilocybin treatment may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and negative media coverage of psychedelic substances, including psilocybin. As a result, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our investigational COMP360 psilocybin treatment may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable.
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
As therapeutic candidates are developed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way in an effort to optimize processes and results. Any of these changes could cause our investigational COMP360 drug product or any future drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of COMP360 or any future therapeutic candidates and jeopardize our ability to commence product sales and generate revenue and add commercial manufacturing capacity in the U.S.
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
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of therapeutic substances. Currently, we have no treatments that have been approved for commercial sale; however, the current and future use of our investigational COMP360 psilocybin treatment or any future therapeutic candidates by us and our corporate collaborators in clinical trials, under regulatory frameworks, such as expanded access programs, that allow for the use of investigational drugs and the potential sale of any approved treatments in the future, may expose us to liability claims. These claims might be made by patients or healthy volunteers who receive our investigational COMP360 psilocybin treatment in clinical trials and if regulatory approval is obtained, by patients who receive it under prescription and by healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that sell COMP360 psilocybin treatment or any future therapeutic candidates. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our investigational COMP360 psilocybin treatment or any future therapeutic candidates or any prospects for commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If COMP360 or any future therapeutic candidates cause adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use COMP360 or any future therapeutic candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following:
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
For the year ended December 31, 2023, the Company was uncertain whether it would meet the R&D intensity condition and therefore be eligible for the enhanced effective rate due to uncertainties over the ability to net off an exchange gain and loss arising on an intercompany loan when calculating aggregate expenditure, which was not covered by HMRC guidance. It sought clarity from HMRC in the form of a non-statutory clearance and received a positive response in April 2025. Therefore for the year ended December 31, 2023 the Company filed a resubmission claim relating to the year ended December 31, 2023 at the enhanced rate, which resulted in an increase in its R&D tax relief claim of $4.0 million.
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
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of, adequate reimbursement for and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and could have a material adverse effect on our business.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford treatments such as our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved. The OBBBA reduced funding to federal healthcare programs and imposed additional requirements, including implementing work requirements for some beneficiaries, to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and treatments that use psilocybin or psilocin are precluded from reimbursement in the U.S. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given treatment by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., Europe or elsewhere will be available for any treatment that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As part of our commercial preparation efforts, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth or raise funds to support our growth could delay the execution of our business plans or disrupt our operations.
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
We also face competition from major pharmaceutical, biopharmaceutical and biotechnology companies who have developed or are developing non-psilocybin or psychedelic based treatments for the treatment of MDD and TRD, and will face future competition for any other indications we may seek to treat with our investigational COMP360 psilocybin treatment. There are a number of companies that currently market and sell products or treatments, or are pursuing the development of products or treatments, for the treatment of depression, including antidepressants such as SSRIs and serotonergic norepinephrine reuptake inhibitors, or SNRIs, antipsychotics, cognitive behavioral therapy, or CBT, esketamine and ketamine, repeat transcranial magnetic stimulation, or rTMS, electroconvulsive therapy, or ECT, vagus nerve stimulation, or VNS, and deep brain stimulation, or DBS, among others. Many of these pharmaceutical, biopharmaceutical and biotechnology competitors have established markets for their treatments and have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market superior products or treatments. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA, EC or MHRA approval for alternative or superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-

stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
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
The future extent of the impact of any public health crisis on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence. For example, at the onset of the COVID-19 pandemic, we paused the enrollment of new patients into our clinical trials. In the future, we could also experience significant and material disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of COMP360 and any future therapeutic candidates due to a public health crisis. Future developments are inherently hard to predict and there can be no guarantee we will not face difficulties or additional costs in retaining a sufficient number of participants in our Phase 3 clincial trials in TRD to complete those studies, enrolling patients in any future clinical trials, that we will be able to achieve full enrollment of our planned studies within the timeframes we anticipate, or at all, or that supply disruptions would not adversely impact our ability to initiate and complete preclinical studies or clinical trials. Any public health crisis may in the future affect employees of third-party CROs that we rely upon to carry out our clinical trials and may cause disruptions that could severely impact our business and clinical trials, including the diversion of healthcare resources away from our clinical trials, the interruption of key clinical trial activities, delays in receiving authorizations from regulatory authorities, changes in local regulations, supply chain disruptions and continued volatility in the public equity markets and global economic disruptions, among other things.
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

Our current business operations are headquartered in our offices in London, UK, with additional offices in New York for operations in the U.S. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including events of civil unrest that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates or interruption of our business operations. Such natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $2.25 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Select Market, through October 31, 2025. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Many members of our senior management and certain members of our board of directors are non-residents of the U.S., and all or a substantial portion of our assets and the assets of such persons are located outside the U.S. As a result, it may not be possible – subject to satisfying additional procedural requirements - to serve process on such persons or us in relation to any U.S. court proceeding or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the U.S. federal securities laws.
The U.S. and the UK do not currently have a treaty providing for the mutual recognition and enforcement of judgments (other than arbitration awards, which are subject to the New York Convention) in civil and commercial matters. The Hague Convention of the Recognition and Enforcement of Foreign Judgments in Civil or Commercial Matters, which provides for the recognition and enforcement of judgments between contracting states, came into force in the UK on July 1, 2025. Whilst the U.S. is also a signatory, it has not yet ratified the convention. Consequently, a final judgment for payment given by a court in the U.S., whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the UK. In addition, uncertainty exists as to whether the courts of England and Wales would entertain original actions brought in the UK against us or our directors or senior management predicated upon securities laws of the U.S. or any state in the U.S. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty (which may include punitive damages) is an issue for the court making such decisions. The courts of England and Wales will not recognize or enforce a decision of the U.S. courts if the U.S. courts did not have proper jurisdiction to determine the claim, if the judgment was obtained by fraud, or if to do so would be contrary to public policy.
If the courts of England and Wales give a judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the courts of England and Wales discretion to prescribe the manner of enforcement. Any proceedings to enforce a judgment must be commenced within six years of the date on which the judgment is enforceable.
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
We are incorporated and have our registered office in, and are currently existing under the laws of, England and Wales. In addition, most of our tangible assets are located, and many members of our senior management and certain of our directors reside, outside of the U.S. As a result, it may not be possible to serve process within the U.S. on certain directors or us or to enforce judgments obtained in U.S. courts against such directors or us based on civil liability provisions of the securities laws of the U.S. As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. In order to effect service on such persons, it is likely that investors would need to rely on the Hague Convention on the Service Abroad of Judicial and Extrajudicial Documents in Civil or Commercial Matters (Hague Service Convention), to which the U.S. and the UK are both signatories. Whilst there are a number of methods of service available, generally service of U.S. proceedings in the UK is effected through the Central Authority for the U.K. (the Senior Master of the King’s Bench Division of the High Courts of Justice in London) which specifies certain procedural requirements.
As set out in detail above, the U.S. and the UK do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the U.S., whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the UK. In addition, uncertainty exists as to whether courts of England and Wales would have the jurisdiction to determine actions brought in England and Wales against us or our directors or senior management predicated upon the securities laws of the U.S. or any state in the U.S. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met.
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
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including changes in government budget and funding levels, the ability to hire and retain key personnel, shifting policy priorities as a result of changes in the presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years and recently other companies have reported delays in the FDA providing guidance and reviewing product applications, and additional delays in review by the FDA may in the future increase as a result. In addition, government funding of the SEC, the DEA, the U.S. Patent and Trademark Office and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a federal government shutdown due to expiration of the continuing resolution that expired on September 30, 2025 and certain federal agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. The duration of the current government shutdown is unknown. Furthermore, the current administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees, which could result in reduced resources, including personnel at the agencies that regulate us and delays in reviewing our submissions.
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
With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidate. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including beginning on October 1, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution that expired on September 30, 2025. The duration of the current government shutdown is unknown. Without appropriation of additional funding to federal agencies, our business operations relating to our product development activities for the U.S. market could be impacted.
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1 to July 31, 2025	—	—	—	—
August 1 to August 31, 2025	6,366.00	$4.34	—	—
September 1 to September 30, 2025	—	—	—	—
Three Months Ended September 30, 2025	6,366.00	$4.34	—	—

(a) Represents ordinary shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS PATHWAYS PLC

Date:	November 4, 2025	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)