Form 10-K
period 2025-12-31
COMPASS Pathways plc
filed 2026-03-24
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

⊠ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant as of June 30, 2025, the last business day of the most recently completed second fiscal quarter, was $257.1 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The registrant had 128,923,295 shares of common stock outstanding as of March 17, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ending December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-K are based upon information available to our management as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the timing, progress and results of our Phase 3 program for treatment-resistant depression, or TRD, and our other clinical trials of investigational COMP360 psilocybin treatment, including statements regarding the preliminary results to date from our two ongoing Phase 3 trials for TRD, the timing of initiation and completion of trials or studies and related preparatory work, our expectations regarding the periods during which the 26-week results of our second Phase 3 trial for TRD will become available, and our expectations regarding discussions with the Food and Drug Administration, or FDA, including discussions regarding plans for rolling submission of a new drug application, or NDA, for COMP360 psilocybin treatment in TRD;
•the timing, progress and results of our Phase2b/3 clinical trial in post-traumatic stress disorder, or PTSD, including statements regarding our trial designs and our expectations regarding discussions with the FDA, including discussions regarding our trial design;
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
•the potential for outstanding warrants to purchase American Depositary Shares, or ADSs, to be exercised in full for cash and any expected proceeds from the exercise of our outstanding warrants;
•our ability to establish or maintain collaborations or strategic relationships;
•our expectations regarding potential benefits of our investigational COMP360 psilocybin treatment and our treatment approach generally;
•our expectations around feedback from, and discussions with regulators regarding regulatory development paths and Controlled Substances Act designation, each of which may be subject to potential impacts of regulatory agency staffing cuts and policy changes on regulatory feedback and timing thereof;
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
•our ability to achieve specified regulatory and commercial milestones, and in the case of the final tranche to secure approval from lenders’ investment committees, to draw down additional amounts up to $100.0 million in accordance with the terms of our Loan and Security Agreement, as amended by the third amendment dated January 5, 2026, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, and our ability to comply with the operating and financial covenants, including the minimum cash covenant, in our Loan Agreement;
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
•Unless and until we generate product revenue and achieve and sustain profitability, we will continue to need additional financing to fund our operations and capital expenditures. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates;
•Raising additional capital through the sale of equity or convertible securities or the cash exercise of outstanding warrants may cause significant dilution to holders of our ordinary shares and ADSs, and raising additional capital through debt financings, strategic partnerships, collaborations, or other means may restrict our operations or require us to relinquish rights to therapeutic candidates intellectual property rights of third parties could adversely affect our ability to develop or commercialize our investigational treatments, such that we could be required to litigate or obtain licenses from third parties in order to develop or market our investigational treatments. Such litigation or licenses could be costly or not available on commercially reasonable terms;
•Our operating activities may be restricted as a result of covenants related to our Loan Agreement, which could have a material adverse effect on our business, financial condition, and results of operations;
•COMP360 psilocybin treatment is, and any future therapeutic candidates we may develop may be, subject to controlled substance laws and regulations in the jurisdictions where our products, if approved, may be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, or changes in these laws and regulations may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition;
•Adverse publicity or public perception regarding psilocybin or our current or future investigational treatments using psilocybin, or regarding other controlled substances, may negatively influence the success of these treatments;
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
•Recently enacted and future legislation or changes in regulatory conditions may increase the difficulty and cost for us to obtain marketing approval of, adequate reimbursement for and commercialize our investigational COMP360 psilocybin treatment;
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
•We may face business interruptions, data loss, unauthorized access to or disclosure of personal health information or other personally identifiable information, failures or significant downtime of our information technology systems, negative publicity or reputational damage resulting from cyber-attacks on our systems or other cybersecurity incidents or data breaches; and
•Unfavorable global economic and geopolitical conditions as well as volatility in the financial markets have in the past and could in the future adversely affect our business, financial condition or results of operations.

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
Our initial focus is on TRD, comprising patients who are inadequately served by current treatment options. In 2018, we received Breakthrough Therapy designation from the U.S. Food and Drug Administration, or the FDA, for COMP360 for the treatment of TRD. In November 2021, we announced positive top-line results from our Phase 2b clinical trial evaluating COMP360 for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin treatment clinical trial completed to date. The objective of the Phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
In 2025, we completed enrollment for each of the two pivotal trials in our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. Each of the two pivotal trials has a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=258): a single dose (25mg) monotherapy compared with placebo.
• Pivotal trial 2 (COMP006) (n=581): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase therapeutic response.
• The primary endpoint in both pivotal trials is the change from baseline in the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score at week 6.
In June 2025, we reported that the first pivotal trial, the COMP005 trial, achieved its primary endpoint, with a single 25mg dose of COMP360 versus placebo demonstrating a highly statistically significant reduction in symptom severity as measured by MADRS with a p-value of p<0.001 and a clinically meaningful difference of -3.6 in change at six weeks. The COMP005 trial is on-going and is comprised of three parts: Part A, which concluded during the second quarter of 2025, and was blinded through 6 weeks; Part B, which remained blinded through week 26; and Part C, which contains an open-label treatment part from week 26 to 52.
In February 2026, we announced the successful achievement of the primary endpoint in our ongoing Phase 3 COMP006 trial and Part B results from our ongoing Phase 3 COMP005 trial. We reported that the COMP006 trial achieved its primary endpoint with two fixed doses, administered 3 weeks apart, of COMP360 25 mg versus 1 mg demonstrating a highly statistically significant reduction in symptom severity with a p-value of <0.001 and a clinically meaningful difference of -3.8 points in change at six weeks.
Following these data read-outs, we submitted a request for a meeting with the FDA to discuss a rolling submission and review and the FDA has accepted our meeting request.
Beyond TRD, we have been exploring other indications, including PTSD. In May 2024, we completed and announced top-line results from our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment in participants with PTSD, as a result of trauma experienced as adults. In line with the study design, the study enrolled 22 participants who were monitored for a 12-week period post dosing. The study met its primary safety endpoint and available secondary efficacy endpoints. Study observations included meaningful and sustained symptom improvement from baseline in mean CAPS-5 total score, a measure of disease severity, and in Sheehan Disability Scale, or SDS, score, a measure of functional impairment in daily life. Administration of COMP360 was well-tolerated, with a safety profile consistent with previous studies of COMP360. In September 2025, the results of this study were published in the Journal of Psychopharmacology.
Based on the data from this trial, we determined to advance development of COMP360 for PTSD and finalized the design of a Phase 2b/3 clinical trial in PTSD. In January 2026, the FDA accepted our IND application for COMP360 in PTSD, enabling the initiation of a Phase 2b/3 (COMP202) clinical trial in patients living with PTSD.
The phase 2b/3 multicenter, randomized, double-blind, controlled study, with an open label extension, aims to investigate the efficacy, safety, and tolerability of COMP360 in participants with PTSD.
The study is comprised of 2 parts:
Part A (blinded) is a 12-week fixed repeat-dose, double-blinded, controlled part to confirm the efficacy of two administrations of COMP360 25 mg versus two administrations of COMP360 1 mg. The second COMP360 administration session will occur approximately 4 weeks later. The primary efficacy endpoint is the change from baseline in CAPS-5 total severity score at Week 8.
Part B (open-label) is a 40-week open-label follow-up to evaluate the long-term safety and efficacy of treatment in Part A. Eligible participants will receive a single open label retreatment with COMP360 25 mg. In both Part A and Part B, COMP360 may be administered adjunctively to a single permitted oral antidepressant.

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
Our Strategy
Our mission is to accelerate patient access to evidence-based innovation in mental health. Key elements of our strategy to achieve this include:

•Complete our Phase 3 registrational program and submit our NDA for our investigational COMP360 psilocybin treatment for the treatment of TRD. In 2021, we completed a randomized, controlled Phase 2b clinical trial in 233 TRD patients, at 22 sites across North America and Europe. We announced positive top-line results from this trial in November 2021, the results of which were published in the New England Journal of Medicine in November 2022. Based on the results from the Phase 2b trial, we advanced clinical development in TRD and our Phase 3 registrational program is ongoing. We completed enrollment in both pivotal trials during 2025 and have reported that we successfully achieved the primary endpoint in both pivotal trials. We expect to report 26-week data from our COMP006 study in early third quarter of 2026 and expect to complete our NDA submission in the fourth quarter.

•Expand our investigational COMP360 psilocybin treatment into additional indications, with our next focus on advancing a Phase 2b/3 clinical trial in PTSD. We believe that our investigational COMP360 psilocybin treatment may offer beneficial effects in other areas of high unmet need in mental health. Based on the positive Phase 2a results in May 2024, we decided to advance COMP360 into late-stage development in PTSD. Following the FDA’s acceptance of our IND, we are initiating our Phase 2b/3 clinical trial in PTSD.

•Maximize the potential to reach patients and realize the value of our investigational COMP360 psilocybin treatment by creating a new approach to treating mental health conditions. We retain global development and commercialization rights for our investigational COMP360 psilocybin treatment. If we obtain FDA approval for COMP360, our first launch market will be the U.S. and we are accelerating our commercial planning readiness activities in the U.S. and plan to be launch ready by the end of 2026. Delivering COMP360 is expected to require the ability to implement COMP360 seamlessly within a provider’s operating practice. In order to ensure we understand implementation challenges, we have entered into collaboration agreements with numerous different types of health care delivery systems in the U.S. The purpose of these agreements is to research and investigate models for the delivery of scalable, commercial COMP360 treatment within different types of healthcare delivery systems, assuming FDA approval.

Our Pipeline

We are currently focusing our efforts on progressing our Phase 3 clinical program in TRD and our Phase 2b/3 clinical trial in PTSD.

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
TRD
TRD is a subset of MDD. MDD is a condition characterized by a persistent feeling of sadness and heightened negative emotions. It is considered a unipolar condition, which is a distinction between MDD and bipolar depression, the latter of which is often associated with an emotional state fluctuating between depression and hypomania or mania. MDD is a chronic recurring and serious mental health condition associated with high mortality rates, morbidity and diminished quality of life. The World Health Organization estimates as of 2025 that approximately 332 million people worldwide are suffering with MDD. Based on our review of claims data, we estimate that MDD affects approximately 23 million adults in the U.S. each year. It is estimated that approximately 12 million adults with MDD in the U.S. are treated with medication and that approximately 1/3 of these medication-treated MDD patients, or approximately 4 million patients, are considered to have TRD.
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

Patients suffering with depression are treated through a variety of approaches, each of which can have significant shortcomings in certain subsets of patients. Most pharmacotherapies for depression target the modulation of the brain’s monoamine receptor system, and have exhibited limited efficacy in a significant portion of patients and can result in high relapse rates. There are only two medicines approved by the FDA for TRD in the US: esketamine and the fixed combination of olanzapine and fluoxetine (fluoxetine is a selective serotonergic reuptake inhibitor). Esketamine was approved in 2019 by the FDA. In addition to pharmacotherapies, various forms of somatic intervention are also used, although these treatments tend to be invasive and/or onerous, and there is limited data supporting their long-term benefit. Psychotherapy is another common treatment approach, but it requires a significant time commitment and is subject to large variability in availability and administration. Despite the range of treatments and therapies currently available for depression, patients suffering with TRD continue to be underserved, prolonging a significant health, social and economic burden. We believe patients suffering with TRD need a paradigm-shifting treatment that can deliver rapid and sustained relief of their depression.

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
Post Traumatic Stress Disorder
Like TRD, PTSD is a heterogeneous syndrome that can impact quality of life and lead to diminished cognitive and psychosocial functioning, fractured relationships, inability to maintain employment, substance abuse, high healthcare utilization costs, increased depression, and suicide risk. In some people, PTSD can be difficult to distinguish from anxiety and/or depression. PTSD can occur in people who have experienced or witnessed a traumatic event, such as a natural disaster, serious accident, war or rape. People who experience PTSD may relive their traumatic experience(s) through nightmares and flashbacks, have difficulty sleeping, experience intrusive thoughts and feel detached or estranged. Some people with PTSD experience symptoms immediately after the event, while for others symptoms may appear years later. The World Health Organization estimates as of 2025 that approximately 3.9% of the global population, or approximately 320 million people globally, will experience PTSD at some point during their lives. In the U.S., approximately 13 million people suffer from PTSD every year. PTSD disproportionately affects certain demographics including women, people from different racial and ethnic backgrounds and military veterans. The total economic burden for PTSD in the US surpassed $232.2 billion in 2018, or $19,630 per individual with PTSD.
There are limited treatment options for patients with PTSD. Currently only sertraline and paroxetine are approved by the FDA for PTSD. The FDA has not approved any new treatments for PTSD in over 25 years. There remains significant unmet need for PTSD treatments, as only 20-30% of patients treated with currently approved pharmacological interventions for PTSD will reach full remission.

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

Our trial protocols provide that such support is delivered over three different phases: preparation, the COMP360 administration session, and post-administration follow-up.

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
•Post-administration follow-up: The objectives of the follow-up sessions are to help patients process the range of emotional and physical experiences facilitated by the psychedelic experience and to integrate any new insights that can lead to cognitive and behavioral changes. We believe COMP360 psilocybin can give patients a sense of agency, whereby they feel separate from their symptoms and empowered to make changes in their lives.
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
Trial Design
Participants who were on serotonergic medications were required to taper off their medicine at least two weeks prior to the baseline (Day -1) visit. Prior to administration, participants received at least one, and up to three, preparatory sessions with an assigned healthcare professional, in order to be informed and prepared for the COMP360 psilocybin session. During the COMP360 psilocybin session, a single dose of COMP360 was administered to participants. The objective was to provide a safe and supportive environment during the session. Participants received two post-administration follow-up sessions with their healthcare professionals in which the psychedelic experience was discussed. Participants were followed for up to 12 weeks, with a visit the day after administration followed by weekly visits for the first three weeks, and visits every three weeks for the remaining nine weeks.
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

Clinical findings

The Phase 2b study met its primary endpoint. The 25mg group vs the 1mg group showed a -6.6 difference on the MADRS depression scale at week 3 (p<0.001). The 25mg group demonstrated statistical significance on the MADRS efficacy endpoint on the day after the COMP360 psilocybin administration, day 2 (p=0.002). The 10mg vs 1mg dose did not show a statistically significant difference at week 3. The MADRS was assessed by independent raters who were remote from the trial site, and blind to intervention and study design, effectively creating a triple blind.

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

MADRS = Montgomery-Åsberg Depression Rating Scale

COMP360 was generally well tolerated, with more than 90% of treatment-emergent adverse events, or TEAEs, being mild or moderate in severity and greater than 77% of TEAEs occurring on the day of administration being resolved on the same day or the next day. 179 patients reported at least one TEAE; the most common TEAEs across treatment groups (>10% overall incidence) were headache, nausea, fatigue, and insomnia. There were 12 patients, 5 patients in the 25 mg group, 6 patients in the 10 mg group and 1 in the 1 mg group, who reported treatment-emergent serious adverse events, or TESAEs. These TESAEs included, among others, suicidal behavior, intentional self-injury, and suicidal ideation, which are regularly observed in a TRD patient population. Two thirds of the patients had previous thoughts of wishing to be dead, as assessed by a suicidality scale completed during patient screening; this included all patients reporting one of these adverse events, meaning that patients who experienced these events during the trial had said in patient screening that they had had suicidal thoughts prior to the trial.
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

Long-Term Phase 2 Study
In March 2025, the results from our observational, 52-week follow-up study (COMP004) of 66 participants who took part in our Phase 2b trial were published in the Journal of Clinical Psychiatry. Of the 66 participants, 22 participants were in the 25mg group, 19 participants were in the 10mg group, 17 participants were in the 1mg group and 8 participants were in the 25mg plus SSRI group. The primary endpoint of this COMP004 study was the median time to a new depressive event. The pre-specified primary analysis was of the median time for such an event for all participants in our Phase 2b trial, not only those who enrolled in the COMP004 study. The median time to a new depressive event was 92 days for the COMP360 25mg group compared to 86 days for the 10mg group and 62 days for the 1mg group.
A post hoc analysis of the 58 participants who enrolled in the COMP004 from our Phase 2b trial revealed a substantial difference in median time to depressive event for those in the 25 mg group compared to the 10mg and 1mg groups, with median times of 189 days for the 25 mg group, 43 days for the 10 mg group, and 21 days for the 1 mg group.
COMP360 was generally well tolerated. Three participants reported experiencing a treatment emergent serious adverse event post-enrollment to COMP004, occurring more than 6 months after a single dose administration and all deemed unrelated to study drug. With respect to adverse events, twenty-seven or 40.9% of participants had an adverse event that was ongoing as of, or started, after week 12. In addition, a lower proportion of participants started new treatments for depression in the 25mg and 10mg arm compared to the 1mg arm. Suicidality was recorded as an adverse event across all arms with two in each of the 25mg group and the 10mg group, and one in the 1mg group. The outcomes of the long-term follow-up study informed the design of our Phase 3 registrational program, including investigating whether a second administration of COMP360 may achieve improved durability, response and remission outcomes.

Phase 3 Registrational Program
We are conducting two Phase 3 pivotal trials. The first pivotal trial, COMP005, is a randomized, double-blind, placebo-controlled study, with 258 dosed participants across 40 trial sites in the United States, and is assessing the efficacy and safety of a single dose of 25 mg COMP360 versus placebo for reducing symptom severity in TRD (COMP360 25 mg: n=171; placebo: n=87). The second pivotal trial, COMP006, is a randomized, double-blind study with 581 dosed participants across 116 trial sites in the United States, Canada and Europe and is comparing the efficacy and safety of two fixed doses, taken three weeks apart, of 25 mg COMP360 to 10 mg COMP360 and 1 mg COMP360 (25 mg: n=296; 10 mg: n=142; 1 mg: n=143).
The primary endpoint in both pivotal trials is the change from baseline in the MADRS total score at week 6.
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

Clinical Findings

COMP005 Trial

We reported that the first pivotal trial, the COMP005 trial, achieved its primary endpoint, with a single 25mg dose of COMP360 versus placebo demonstrating a highly statistically significant reduction in symptom severity as measured by MADRS with a p-value of p<0.001 and a clinically meaningful difference of -3.6 in change at six weeks. The COMP005 trial is on-going and is comprised of three parts: Part A, which concluded during the second quarter of 2025, and was blinded through 6 weeks; Part B, which remained blinded through week 26; and Part C, which contains an open-label treatment part from week 26 to 52.
Primary endpoint - Change in MADRS at Week 6

Part B - Change in MADRS through Week 26
Through the randomized and blinded Part B up to week 26, the results show that there was a consistent separation between 25 mg of COMP360 and placebo. During Part B, based on pre-specified criteria, participants were eligible either for a second administration of the treatment to which they were randomized or to resume antidepressants. During Part B, 70% of participants in the 25mg arm and 53% of participants in the placebo arm received a second administration.
For participants who had a clinically meaningful reduction in MADRS (≥ 25%), a statistically significant rapid onset from the day following administration was maintained at all measured timepoints through Week 6 in the 25 mg arm. Twenty-five percent of participants in the 25 mg arm achieved a clinically meaningful reduction in MADRS (≥ 25%) at Week 6 with durability lasting out through 26 weeks after just one or two doses of 25 mg. Over 40% of those who achieved a clinically meaningful reduction in MADRS but had not remitted by 6 weeks went into remission after the second dose in Part B.

COMP006 Trial
We reported that the second pivotal trial, the COMP006 trial, achieved its primary endpoint with two fixed doses, administered 3 weeks apart, of COMP360 25 mg versus 1 mg demonstrating a highly statistically significant reduction in symptom severity with a p-value of <0.001 and a clinically meaningful difference of -3.8 points in change at six weeks. Thirty-nine percent of participants in the 25 mg arm achieved a clinically meaningful reduction in MADRS (≥ 25%) at Week 6. For participants who achieved a clinically meaningful reduction in MADRS (≥ 25%), a statistically significant rapid onset from the day following administration was maintained at all measured timepoints through Week 6 in the 25 mg arm.
Primary endpoint - Change in MADRS at Week 6

Phase 3 Program - Safety Data
Across Parts A and B of the ongoing COMP005 trial and Part A of the ongoing COMP006 trial, COMP360 is demonstrating a generally well tolerated and safe profile, with most TEAEs being mild or moderate in severity and resolving within a day. In Parts A and B of the ongoing COMP005 trial, 66% of TEAEs occurred on the day of administration and 88% of TEAEs resolved within a day. In Part A of the ongoing COMP006 trial, 73% of TEAEs occurred on the day of administration and 83% of TEAEs resolved within a day. For Parts A and B of the ongoing COMP005 trial, the most common TEAEs across treatment groups (>10% overall incidence) were headache, nausea and visual hallucination. For Part A of the ongoing COMP006 trial, the most common TEAEs across treatment groups (>10% overall incidence) were headache, nausea, anxiety, visual hallucination, illusion, dizziness, fatigue, crying and increased blood pressure. In the ongoing COMP005 trial, through 26 weeks, there were 11 TESAEs reported by 8 participants in the 25 mg arm. In the ongoing COMP006 trial, through Part A, there were 6 TESAEs reported by 6 participants in the 25 mg arm. Across both trials, for the data available as of our February 17, 2026 data announcement, the rate for SAE suicidal ideation was less than 1% and there was only one event of SAE suicidal behavior, which occurred in the 1 mg arm in COMP006.

Phase 2 Study in PTSD

In August 2025, the results from our Phase 2 clinical trial to assess the safety and tolerability of COMP360 psilocybin treatment, as a monotherapy in participants with PTSD, as a result of trauma experienced as adults, were published in the Journal of Psychopharmacology.

Trial Design and Demographics

The Phase 2 trial was a multicenter, fixed-dose open label trial. Participants were required to taper off their medicines. Twenty-two participants received a single 25mg dose of investigational COMP360 psilocybin treatment, along with support and monitoring provided by a licensed medical professional, which consisted of preparing participants for the treatment session, observing and being present with participants during the session and supporting them after the session. In line with the study design, participants were monitored for a 12-week period post dosing. Primary endpoint was safety at week 12; available secondary endpoints were change in CAPS-5 from baseline and change in SDS total score from baseline.
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

Clinical Findings

The study met its primary safety endpoint and available secondary efficacy endpoints. Study observations included meaningful and sustained symptom improvement from baseline in mean CAPS-5 total score, a measure of disease severity, and in Sheehan Disability Scale or SDS, score, a measure of functional impairment in daily life. Administration of COMP360 was well-tolerated, with a safety profile consistent with previous studies.
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
• Improvement over time in SDS measure of functional impairment over 12 weeks. From a mean SDS total score of 22.7 at baseline, there was a 11.7 point reduction at week 4 and a 14.4 point reduction at week 12.
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

The outcomes of this Phase 2 trial informed the design of our Phase 2b/3 trial in PTSD.
Phase 2b/3 Trial in PTSD
The phase 2b/3 multicenter, randomized, double-blind, controlled trial, with an open label extension, aims to investigate the efficacy, safety, and tolerability of COMP360 in participants with PTSD.
The study is comprised of 2 parts:

Part A (blinded) is a 12-week fixed repeat-dose, double-blinded, controlled part to confirm the efficacy of two administrations of COMP360 25 mg versus two administrations of COMP360 1 mg. The second COMP360 administration session will occur approximately 4 weeks later. The primary efficacy endpoint is the change from baseline in CAPS-5 total severity score at Week 8.
Part B (open-label) is a 40-week open-label follow-up to evaluate the long-term safety and efficacy of treatment in Part A. Eligible participants may receive a single open label retreatment with COMP360 25 mg. In both Part A and Part B, COMP360 may be administered adjunctively to a single permitted oral antidepressant.
Phase 2 Trial in Anorexia

In August 2025, we reported data from a double-blind randomized controlled Phase 2 clinical trial investigating the safety and efficacy of COMP360 psilocybin in participants with anorexia nervosa. It was a multicenter study and enrolled 32 patients. This Phase 2 clinical trial evaluated COMP360 dosed at 25mg against a control arm of participants receiving COMP360 1mg. There was an encouraging positive signal of improvement in eating disorder symptom score sustained through 12 weeks in the 25mg arm, but the low overall numbers of participants and high number of dropouts in the control arm (only 6 of the 11 participants in the control arm completed the study) limited the statistical power of the study. The safety profile was aligned with the high-risk patient population of anorexia nervosa and no unexpected safety signals were reported. There was no clinically meaningful imbalance in suicidal ideation across arms.
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

In May 2022, we announced that we would fund an IIS that will use COMP360 psilocybin to explore how COMP360 psilocybin affects specific brain pathways in autistic adults. The double-blind, randomized, placebo-controlled study will investigate whether there is a difference in the function of serotonin brain networks in autistic and non-autistic adults. The researchers will use a range of imaging techniques and behavioral tasks to examine how the serotonin system is modulated by COMP360 psilocybin. This exploratory study is being conducted by a research scientist who is employed by us and is a PhD student at King’s College London. The study is being conducted at the Institute of Psychiatry, Psychology & Neuroscience, or IoPPN, at King’s College London and is co-sponsored by King’s IoPPN and South London and Maudsley NHS Foundation Trust. It will enroll 70 adult participants, including 40 autistic people and 30 non-autistic people.
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
In 2022, the University of California San Diego School of Medicine completed an IIS of COMP360 titled “Evaluation of Psilocybin in Anorexia Nervosa: Safety and Efficacy.” (ClinicalTrials.gov Identifier: NCT04661514). The investigator presented data from this study at the Society of Biological Psychiatry Annual Meeting in the second quarter of 2022. In this open-label study involving 10 patients with anorexia nervosa, patients received a 25mg dose of COMP360 in conjunction with psychological support. The primary aim of this study was to assess the safety and tolerability of a single 25mg dose of psilocybin in participants with anorexia nervosa based on adverse events, changes in vital signs, electrocardiograms and clinical laboratory tests. Forty percent (n=4) experienced clinically meaningful reductions at the 3-month follow-up, based on global score on the Eating Disorder Examination, or EDE. Participants demonstrated nominally statistically significant reductions in shape concerns on the EDE at the 1-month follow-up (mean change from pre-treatment=1.3; p=0.028), and nominally statistically significant reductions in eating concerns on the EDE at the 3-month follow-up (mean change from pre-treatment=1.1; p=0.047). Changes in weight concerns on the EDE were approaching nominal statistical significance at the 3-month follow-up but were not statistically significant (mean change from pre-treatment=1.2). COMP360 psilocybin treatment was well-tolerated with no treatment-related serious adverse events reported. In July 2023, the results of this study showing the potential of investigational COMP360 psilocybin treatment in anorexia nervosa were published in Nature Medicine.
In 2022, Sheppard Pratt Health System completed an IIS of COMP360 titled “The Safety and Efficacy of Psilocybin in Participants With Type 2 Bipolar Disorder Depression.” (ClinicalTrials.gov Identifier: NCT0443384512). The investigator presented data from this study at the Annual Meeting of the American College of Neuropsychopharmacology in December 2022. In this open-label study involving 14 patients with type 2 bipolar depression, patients received a 25mg dose of COMP360 with psychological support. The study found that 86% (12 out of 14) of the participants met response and remission criteria for the MADRS scale at 12 weeks after COMP360 psilocybin treatment. There was no increase in the suicidality score based on the MADRS, no manic symptoms and no unexpected adverse events or difficulties with the dosing sessions reported throughout the study. No treatment-related serious adverse events were reported. In December 2023, the results of this study demonstrating the potential of investigational COMP360 psilocybin treatment in type 2 bipolar depression were published in JAMA Psychiatry.
In 2022, University of Zurich completed an IIS of COMP360 titled “Phase II, Randomized, Double Blind, Placebo Controlled, Parallel Group, Single Center Study of Psilocybin Efficacy in Major Depression.” (ClinicalTrials.gov Identifier: NCT03715127). The investigator published data from this study in The Lancet (Von Rotz et al, Lancet 2023; 56:101809). In this double-blind, randomized clinical trial, 52 patients with major depressive disorder were randomized 1:1 to receive either a single, moderate dose (0.215 mg/kg body weight) of COMP360 psilocybin or placebo in conjunction with psychological support. MADRS and Beck's Depression Inventory, or BDI, scores were assessed to estimate depression severity and the primary endpoints were defined as changes from baseline to two weeks after the administration of COMP360. At the two-week endpoint, response rates resulted in 58% for MADRS (COMP360 psilocybin: 15/26 vs. Placebo: 4/26; P = 0.0034) and for BDI in 54% (COMP360 psilocybin: 14/26 vs. Placebo: 3/26; P = 0.0025). At the two-week endpoint, remission rates were reported in 54% of patients for MADRS (COMP360 psilocybin: 14/26 vs. Placebo: 3/26; P = 0.0023) and assessed by BDI in 46% (COMP360 psilocybin: 12/26 vs. Placebo: 3/26; P = 0.013). Adverse events were in line with other studies and included headache, dizziness, nausea and diarrhea. No cases of suicidal behavior occurred during the trial period of approximately one month and no treatment-related serious adverse events were reported.

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
Investment
Delix Therapeutics
We have a strategic investment in Delix Therapeutics, Inc., a clinical-stage neuroscience company developing novel neuroplasticity-promoting therapeutics for psychiatric and neurological disorders. In March 2020, we purchased 1,250,000 shares of series seed preferred stock. In November 2025, we participated in a simple agreement for future equity financing to the extent of our pro-rata ownership of Delix and invested an additional approximately $20,500.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on contract drug manufacturing organizations, or CDMOs, to synthesize the active pharmaceutical ingredient, or API, that comprises COMP360, and to blend the API excipients and encapsulate. All manufacturing processes are contracted to be compliant with current Good Manufacturing Practice, or cGMP. We expect to continue to rely on third parties for the production of all clinical supply drug substance and drug product that we may use. We use additional contract manufacturers to fill, label, package, store and distribute our drug product. We currently rely on a single supplier for our API but have identified additional manufacturers who have the appropriate experience and expertise to act as back-up suppliers of API and fill-and-finish services. We believe we maintain sufficient supply of API to avoid any material disruptions in the event of any need to replace one or more of our suppliers.
Commercialization
If our COMP360 psilocybin treatment is approved, we plan to use our own sales and marketing capabilities, targeting public and private healthcare providers and clinic networks in the U.S. In select geographies outside the U.S., we may enter into commercialization collaborations with third parties who have complementary commercial capabilities.
We recognize that COMP360 psilocybin treatment, if approved, represents a new approach for many clinical practices and that delivering COMP360 is expected to require the ability to implement COMP360 seamlessly within a provider’s operating practice. In order to ensure we understand implementation challenges, we have entered into a number of collaboration agreements with numerous different types of health care delivery systems in the U.S. We have entered into collaboration agreements with Greenbrook Mental Wellness Centers (acquired by Neuronetics, Inc. in December 2024), a leading provider of interventional psychiatric treatments in the U.S.; Hackensack Meridian Health, a leading not-for-profit health care organization in New Jersey, addressing the full continuum of care for people living with mental health conditions; Reliant Medical Group, an Optum company and integrated primary and specialty care organization; Journey Clinical, a leading psychedelic-assisted psychotherapy platform in the US; Mindful Health Solutions, one of the U.S.’s leading providers of innovative behavioral health care; HealthPort, a multi-site comprehensive community health organization helping people impacted by social determinants of health; and Radial Health, a growing national network of interventional psychiatry practices leveraging technology and operations expertise to optimize models of care delivery. The goal of these collaborations is to research and investigate models for the delivery of scalable, commercial COMP360 psilocybin treatment within various types of healthcare delivery systems, assuming FDA approval.
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
We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25 mg as a treatment for major depressive disorder, which is expected to enroll approximately 240 adult patients. Usona has 29 clinical trial sites, completed enrollment for its Phase 3 trial and expects to complete the primary endpoint in its Phase 3 trial in April 2026 and the long-term follow-up portion of its Phase 3 trial in December 2026. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin to treat mental health illnesses, including Helus Pharma, Inc. (formerly Cybin Inc.), or Helus. In March 2024, Helus announced the design of its Phase 3 program for its deuterated psilocybin analog for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately 550 adult patients. In November 2024, Helus announced the initiation of its Phase 3 program.
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

Patents and Other Intellectual and Proprietary Rights

Obtaining, maintaining and defending global patents and other intellectual property, or IP, rights, whether independently or in collaboration with our partners, are of key importance in the protection and commercialization of our innovative therapies and technology solutions. We shall continue to seek global patent, trademark, and trade secret protection of our innovations in the U.S., EU, UK, and other key jurisdictions. This includes pursuing patent protection for our novel high-purity polymorphic crystalline psilocybin and related manufacturing processes, pharmaceutical compositions, formulations, and methods of treatment of psychiatric and neurological indications, including TRD, MDD, PTSD, and anorexia.

Upon regulatory approval in a particular jurisdiction, we will also seek to meaningfully protect our innovations by asserting available regulatory exclusivity including regulatory data protection and market exclusivity. For example, upon approval from the FDA, we may be entitled to five years of regulatory exclusivity for New Chemical Entity, or NCE, status and upon approval from the European Medicines Agency, or EMA, we may be entitled to ten years of regulatory exclusivity.

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

US	10,947,257	Oral dosage forms of crystalline psilocybin; Methods of treating major depressive disorder (MDD)	ca.2038*
US	10,954,259	Crystalline psilocybin; Pharmaceutical formulations; Method of treating MDD	ca.2038*
US	11,180,517	Method of treating treatment-resistant depression	ca.2038*
US	11,505,564	Method of manufacturing	ca.2038*
US	11,629,159	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	11,851,451	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	11,939,346	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	12,459,965	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	19/296,350	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	19/296,543	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	19/296,560	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	12,459,965	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
US	12,312,375	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*
GB	2571696	Method of manufacturing	ca. 2037*
GB	2572023	Crystalline psilocybin; Pharmaceutical formulations; Medical uses (including for treatment-resistant depression); Method of manufacturing	ca. 2038*
GB	2576059	Pharmaceutical formulations	ca. 2038*
GB	2588505	Method of manufacturing	ca. 2038*
GB	2588506	Crystalline psilocybin; Pharmaceutical formulations; Method of manufacture	ca. 2038*
DE	202018006384	Crystalline psilocybin; Pharmaceutical formulations	ca. 2038*

PCT	WO/2020/212951	Methods of treating anxiety disorders and other conditions	ca. 2040*	Applications filed in Australia, Canada, China, European Patent Office, Hong Kong, Japan and Republic of Korea.
US	11,564,935	Method of treating PTSD	ca. 2040*
US	11,738,035	Method of treating anorexia	ca. 2040*
US	11,865,126	Method of treating anxiety	ca. 2040*
US	12,447,164	Method of treating eating disorders	ca. 2040*
US	12,433,904	Method of treating migraines	ca. 2040*
US	19/296,581	Method of treating bipolar disorder	ca. 2040*
US	19/569,250	Method of treating substance use disorder	ca. 2040
PCT	WO2020/212948	Methods of treating neurocognitive disorders and other conditions	ca. 2040*	Applications filed in Australia, Canada, China, European Patent Office, Hong Kong, Japan and Republic of Korea.
US	12,377,112	Method of treating attention-deficit hyperactivity disorder, or autism spectrum disorder	ca. 2040*
US	19/234,582	Method of treating neurocognitive disorders	ca. 2040*
PCT	WO2020/212952	Methods of treating depression and other disorders	ca. 2040*	Applications filed in Australia, Canada, China, European Patent Office, Hong Kong, Japan, Republic of Korea and Taiwan.
US	19/423,663	Method of treating depression	ca. 2040*
PCT	WO2022/207746	Pharmaceutical formulations	ca. 2041*
Applications filed in Taiwan, Argentina, Australia, Brazil, Canada, China, Columbia, European Patent office, , Indonesia, Israel, Japan, Hong Kong, and Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, Thailand, Vietnam, and South Africa.

US	18/285,109	Pharmaceutical formulations	ca. 2041*
PCT	WO 2023/86252	Redosing schedules for subjects with treatment resistant depression	ca. 2042*	Applications filed in Australia, Canada, China, European Patent Office, Japan, Republic of Korea, Mexico, New Zealand, and Singapore.
US	18/703,950	Redosing schedules for subjects with treatment resistant depression	ca. 2042*
PCT	WO 2023/114097	Method of treating treatment resistant depression with psilocybin and serotonin reuptake inhibitor	ca. 2042*	Applications filed in U.S., Australia, Canada, China, European Patent Office, Japan, Republic of Korea, Mexico, New Zealand, and Singapore.
US	18/718,103	Method of treating treatment resistant depression with psilocybin and serotonin reuptake inhibitor	ca. 2042*
PCT	WO2025/215243	Scalable Methods of Manufacturing Psilocybin	ca. 2042*	Applicants filed in US and TW.
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

On December 15, 2021, Freedom to Operate, Inc., filed a petition for post-grant review of U.S. Patent No. 10,947,257. The patent owner’s response was filed on March 29, 2022. On June 22, 2022, the USPTO denied institution of the post-grant review. Freedom to Operate, Inc. filed a request for rehearing on July 22, 2022, and a request for Precedential opinion panel on August 16, 2022. The USPTO Board denied the request for Precedential Opinion Panel review on February 10, 2023. On May 23, 2023, the USPTO Board denied the request for rehearing.

On December 22, 2021, Freedom to Operate, Inc., filed a petition for post-grant review of U.S. Patent No. 10,954,259. The patent owner’s response was filed on April 11, 2022. On June 22, 2022, the USPTO denied institution of the post-grant review. Freedom to Operate, Inc. filed a request for rehearing on July 22, 2022, and a request for Precedential opinion panel on August 16, 2022. The USPTO Board denied the request for Precedential Opinion Panel review on February 10, 2023. On May 23, 2023, the USPTO Board denied the request for rehearing.

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
Trademarks

We have pursued protection for our trademarks across Classes 5, 9, 10, 35, 41, 42, 44 or various combinations thereof. Our trademark portfolio includes active filings for the COMPASS, COMPASS PATHWAYS, C Design, MYPATHFINDER, CHANTERELLE, COMPASS PATHWAVES, NUFONDIS, and EMPAQUIST marks in the United States, European Union, and United Kingdom.

We own registrations for the COMPASS, COMPASS PATHWAYS, C Design, and MYPATHFINDER marks in the United States, European Union, and United Kingdom; and for the CHANTERELLE, COMPASS PATHWAVES, NUFONDIS and EMPAQUIST marks in the European Union and United Kingdom. Applications are pending for the CHANTERELLE,

COMPASS PATHWAVES, NUFONDIS, and EMPAQUIST marks in the United States. We also own trademark registrations and pending applications in other countries.

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
Preclinical Studies and Clinical Trials for Drugs
Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. The FDA must notify the sponsor of the grounds for the hold and any identified deficiencies must be resolved before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A clinical hold can also be imposed once a trial has already begun, thereby halting the trial until the deficiencies articulated by the FDA are corrected.
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
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA will nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements. In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The stabilization period for building and validating interoperable electronic tracing systems has ended and trading partners who have not achieved compliance with these requirements must secure an exemption from the FDA. The DSCSA requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Failure to comply with statutory and regulatory requirements may subject a manufacturer to legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.
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
Clinical Trial Approval
In the EU, an applicant for authorization of a clinical trial must obtain prior approval from the national competent authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the relevant independent ethics committee has issued a favorable opinion. In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022 and overhauls the system of approvals for clinical trials in the EU. Specifically, the Clinical Trials Regulation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted) and strictly defined deadlines for the assessment of clinical trial applications. The Clinical Trials Regulation also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. Since January 31, 2025, all new and ongoing clinical trials are regulated by the Clinical Trials Regulation.
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
Under the centralized procedure, the Committee for Medicinal Products for Human use, or the CHMP, which is the EMA’s committee that is responsible for human medicines, is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether it has a positive risk/benefit profile. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days from the receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, which makes the final decision to grant a marketing authorization. Within 67 days from the date of the CHMP opinion, the European Commission will adopt its final decision on the MAA. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, the UK is no longer covered by EU centralized marketing authorizations. On January 1, 2024, the MHRA introduced the International Recognition Procedure, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when considering an application for a UK marketing authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the United Kingdom.

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
If a medicine is selected for the PRIME scheme, the EMA:
•appoints a rapporteur from the CHMP or from the Committee for Advanced Therapies to provide continuous support and to build up knowledge of the medicine in advance of the filing of an MAA;
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
An orphan designation provides a number of benefits in the EU, including fee reductions, regulatory assistance and the ability to apply for a centralized marketing authorization. The application for orphan designation must be submitted before the application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The grant of a marketing authorization for an orphan medicinal product leads to a ten-

year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or competent authorities of the Member States can accept an application or grant a marketing authorization for the same therapeutic indication in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example because the product is sufficiently profitable not to justify market exclusivity. There are also limited derogations from the ten-year period of market exclusivity pursuant to which marketing authorization may be granted for a similar medicinal product in the same therapeutic indication. These are where: (i) the second applicant can establish that although their product is similar to the orphan medicinal product already authorized, the second product is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to the second medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.
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
Data and Market Exclusivity
In the EU, innovative medicinal products containing a new active substance and approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No. 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents generic and biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a marketing authorization for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity period. The overall 10-year period may be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is determined to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered to contain a new active substance for the purposes of EU data and market exclusivity, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Periods of Authorization and Renewals
A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a re-evaluation of the risk benefit balance by the EMA or by the competent authority of the authorizing EU Member State, as applicable. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the product on the EEA market (in the case of the centralized procedure) or on the market of the authorizing EU Member State (for a national procedure) within three years after authorization ceases to be valid (the so-called sunset clause).
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
Furthermore, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU good manufacturing practice, or GMP, standards which govern the methods, facilities and controls used in manufacturing, processing and packaging of products to assure their quality, safety and identity.
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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 to replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals, and in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

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

At present, the UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework with respect to medicines continued to apply in Northern Ireland for a period following Brexit). Except in respect of the EU Clinical Trials Regulation, the regulatory regime in the UK therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in the future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. The Windsor Framework removes EU licensing processes and certain EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. In particular, the MHRA is now responsible for approving medicinal products placed on the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in UK marketing authorizations. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements generally require, for packs placed on the UK market on or after January 1, 2025, a "UK Only" label, indicating they are not for sale in the EU.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the final decision should be received within 100 days (subject to clock-stops).

In the UK, the initial duration of a marketing authorization is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicine on the market in the UK within three years shall cease to be in force.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the Clinical Trials Directive 2001/20/EC, as implemented into UK national law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations. These changes, which will take full effect from April 2026, aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards. In addition, in October 2023, the

MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

We received an Innovation Passport designation from the MHRA for COMP360 for the treatment of treatment-resistant depression. The Innovation Passport is the entry point to the UK's Innovative Licensing and Access Pathway, or ILAP, a scheme intended to accelerate the time to market and facilitate patient access in the UK to certain types of medicinal products in development that target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need in the UK. Once an Innovation Passport designation is granted, the MHRA and its partner agencies (including the All Wales Therapeutics and Toxicology Centre, the National Institute for Health and Care Excellence, NHS England and the Scottish Medicines Consortium), will work with the Innovation Passport holder to define a Target Development Profile, or TDP. The TDP sets out a unique product-specific roadmap towards patient access in the UK and provides access to tools intended to support stages of the design, development and approvals process, which may include enhanced regulatory and health technology assessment engagement and patient involvement. However, although the goal of the ILAP is to reduce time to market and enable earlier patient access, participation does not accelerate the conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that a marketing authorization application will be approved or that any approval will be granted within a particular timeframe or at all.
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
Lastly, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, pricing and reimbursement schemes are determined at the level of individual Member States and vary widely from country to country. Some EU Member States provide that products may be marketed only after a reimbursement price has been agreed. Some EU Member States may require the completion of additional studies that compare the cost effectiveness or relative clinical value of a particular product candidate compared to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, EU Member States may restrict the range of products for which their national health insurance systems provide reimbursement and may control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Approaches between EU Member States differ and continue to evolve. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security system. The price of medicines is negotiated with the Economic Committee for Health Products, or CEPS. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the level of discounts required on pharmaceuticals, and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel trade (arbitrage between low-priced and high-priced EU Member States) can further reduce prices. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results-based rules of reimbursement may apply. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, even if approved in those countries. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.
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
The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny on interactions between healthcare companies and healthcare providers, which has led to a number of significant investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including our arrangements with physicians and other healthcare providers and entities, such as our Centers of Excellence or healthcare professionals supporting and monitoring participants in our clinical trials, are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), imprisonment, and additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our Centers of Excellence and healthcare professionals supporting and monitoring participants in our clinical trials, are found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions.
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
The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; imposes new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare

Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The overall impact that the IRA will have on our business and the healthcare industry in general is not yet known.
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
On December 19, 2025, CMS released two proposed rules that would incorporate most favored nation, or MFN, pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid, or GENEROUS, Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers. President Trump may issue new executive orders designed to impact drug pricing. Although any proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, both the Trump administration and Congress have indicated that they will continue to seek measures to control drug costs.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards, or PDABs, and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits, or UPLs, on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.
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
Human Capital Management
As a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health, our team is the key to our success, and we believe it is essential to invest in building an engaged, inclusive, supported, and incentivized workforce who can help us achieve our vision of a world of mental wellbeing. As of December 31, 2025, we had 156 employees, which represented a decrease of 6.0% compared to the prior year, of whom 101 employees are engaged in research and development activities and 55 employees are engaged in general administrative functions. As of December 31, 2024, we had 166 employees, which represented a decrease of 11% compared to the prior year, of whom 125 employees were engaged in research and development activities and 41 employees were engaged in general administrative functions. As of December 31, 2025, 49% of our employees are located in the US, while the remaining 51% are located in the UK.

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

•a global employee assistance program run by certified counselors, offering up to a specified number of therapy sessions per issue for team members and full access to online resources for their families;

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

•company-wide shutdown over the year-end holiday, to make it easier for team members to disconnect during their time off; and

•company-wide support for dependent childcare, helping both parents remain in the workforce, including pre-tax dependent care benefits in the US and a family allowance in the UK.

In 2023 we signed the StigmaFree pledge organized by the National Alliance on Mental Illness, or NAMI, as part of our commitment to a company culture of openness, acceptance, and understanding about employees’ overall mental health and well-being. In 2024, after a thorough and rigorous selection process, we were approved as a Corporate Sponsor of NAMI, enabling an even stronger partnership with them. NAMI is the largest grassroots mental health organization in the United States dedicated to building better lives for the millions of Americans affected by mental illness.
Employee Development and Training

We believe that the individual growth of our employees will fuel the company’s growth over time since our talent is uniquely experienced in our pioneering work. We are committed to the continued development of our employees, and to support their growth. To help us identify, foster, and retain high performing employees, we have a range of resources and initiatives, including talent reviews to assess and calibrate talent for the purposes of rewards and development, a process for performance and development goals that is tied to employees receiving feedback throughout the year and assessing individual performance and rewards at the end of the year, and job architecture, providing employees with guidance and clear pathways for developing and progressing their career and twice-yearly promotions cycle. In 2025, we introduced a new leadership development program for senior leaders, to focus on strengthening the leadership pipeline and positively impacting our leadership culture.

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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We incurred total net losses of $287.9 million and $155.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $822.6 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. During the term of our pre-funded warrants, or the Pre-Funded Warrants, issued in our registered financing in January 2025, or the January 2025 Financing, and in our underwritten offering in February 2026, or the February 2026 Offering, and our ADS warrants, or the 2025 ADS Warrants, issued the January 2025 Financing, which are classified as liabilities, our net loss can change significantly quarter to quarter due to non-cash increases or decreases in the fair value of these warrants. In February 2026, each of these 2025 ADS Warrants were exercised in full and therefore none of the 2025 ADS Warrants are currently outstanding. We intend to continue to conduct research and development, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant operating losses for at least the next several years. Our expected operating losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and accelerate our plans for NDA submission;
•we prepare for commercial launch of COMP360 psilocybin treatment in TRD, if approved, including establishing a sales, marketing and distribution infrastructure and scaling-up manufacturing capabilities;
•advance our commercialization strategy;
•initiate and advance our Phase 2b/3 clinical trial in PTSD;
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
•establish and expand the network of public healthcare institutions and private clinics that could administer our investigational COMP360 psilocybin treatment if approved;
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
Unless and until we generate product revenue and achieve and sustain profitability, we will continue to need additional financing to fund our operations and capital expenditures. Failure to obtain additional funding when needed or on favorable terms may force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization efforts or grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves.
Unless and until we generate product revenue and achieve and sustain profitability, we will need additional funding in the future to sufficiently finance our operations. If the outstanding warrants issued during the private placement transaction, or the PIPE, and such warrants, the PIPE Warrants, are exercised in full for cash, we would receive an additional $122.4 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $149.6 million as of December 31, 2025, together with the net proceeds from our February 2026 Offering and the net proceeds from the exercise of all of our outstanding 2025 ADS Warrants, will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based our estimated cash runway on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD and clinical and preclinical supporting studies and related preparatory work for our planned NDA submission and potential commercialization activities, a portion of which are subject to further long-term data from our COMP006 trial;

•the progress, timing and completion of our Phase 2b/3 clinical trial in PTSD;
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
•the costs involved in growing our organization in the near term to the size needed to prepare for the potential commercialization of our investigational COMP360 psilocybin treatment in TRD and any future therapeutic candidates, including increases to personnel costs;
•the costs of developing sales and marketing capabilities to prepare for potential commercial launch of COMP360 psilocybin treatment in TRD to target public and private healthcare providers and clinic networks in the U.S. and other major markets;
•the costs of training qualified healthcare professionals to monitor and safeguard participants in our clinical trials;
•the costs of maintaining research collaborations, such as the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
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
•the impact of macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, the risk of economic slowdown or recession in the U.S., international tensions, and changes in legislation and governmental policies and resources, including the effects of announced or future tariff increases; and
•the costs of operating as a public company.
Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions.
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, volatility in the capital markets, fluctuating inflation and interest rates, concerns about potential recessionary factors, and macroeconomic and geopolitical events and conditions may affect our ability to raise additional funding, including through the exercise for cash of the PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations, preparation efforts for our NDA submission or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions, such as those resulting from the ongoing war between Ukraine and Russia, conflict in the Middle East, changes in legislation and governmental policies and resources, including the effects of announced or future tariff increases, fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the risk of economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or disruption to U.S. government agencies or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. Recent capital market conditions, including the impact of inflation, have increased borrowing rates compared to rates in the recent past and can be expected to significantly increase our cost of capital as compared to prior periods. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our ADSs, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain certain minimum cash balances beginning October 1, 2027 and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to COMP360 or any future therapeutics candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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
As of December 31, 2025, we had 12,324,700 outstanding PIPE Warrants and 35,059,448 outstanding 2025 ADS Warrants. In February 2026, the 2025 ADS Warrants were exercised in full for cash generating approximately $203 million in net proceeds. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three-year period ending in February 2027 and have an exercise price of $9.93, which is higher than the current trading price of our ADSs. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not exceed the exercise price of the PIPE Warrants prior to their expiration.

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
In our January 2025 Financing, we issued and sold 11,044,720 Pre-funded Warrants, of which 8,700,000 remain outstanding as of December 31, 2025. In February 2026, we issued and sold 1,250,000 Pre-funded Warrants to a certain institutional investor and we issued 19,898,829 Pre-funded Warrants to certain institutional investors upon exercise of their 2025 ADS Warrants. Each Pre-funded Warrant will be exercisable until it is fully exercised by means of either a cash payment of the exercise price of $0.0001 per ADS or by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of ADSs representing ordinary shares determined according to the formula set forth in the Pre-funded Warrant. Accordingly, we will not receive any meaningful, or potentially any, additional funds upon the exercise of the Pre-funded Warrants. To the extent such Pre-funded Warrants are exercised, additional ADSs will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our ADSs and will increase the number of ADSs and ordinary shares outstanding.
Our history as a clinical stage company, with no approved products to date may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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
We have in the past encountered, and may in the future encounter, unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. If we receive regulatory approval for our COMP360 psilocybin treatment or any future product candidate, we will need to transition from a company with a clinical development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. In addition, during the term of our 2025 ADS Warrants, which are classified as liabilities, our net loss is expected to fluctuate significantly quarter to quarter due to non-cash increases or decreases in the fair value of these 2025 ADS Warrants. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
Raising additional capital through equity financings may cause dilution to holders of our ordinary shares and ADSs and raising additional capital through debt financings, strategic partnerships, collaborations or any other means may restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates.
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the outstanding PIPE Warrants and the Pre-funded Warrants were exercised, we would issue 42,173,529 ADSs which would result in significant dilution to our shareholders. In addition, we have raised additional funds in the past and may raise additional funds in the future by issuing equity securities under our ATM Facility and, as a result, our stockholders have in the past experienced and may in the future experience dilution. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain certain minimum cash balances beginning October 1, 2027 and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.

Furthermore, certain shareholders and holders of ADSs, including those in the U.S., may, even in the case where preferential subscription rights have not been cancelled or limited, not be entitled to exercise such rights, unless the offering is registered or the ordinary shares are qualified for sale under the relevant regulatory framework. In addition, we have in the past submitted, and may in the future submit, to shareholders a special resolution at our annual meeting to disapply preemptive rights. As a result, there is the risk that investors may suffer dilution of their holdings should they not be permitted to participate in preference right equity or other offerings that we may conduct in the future.
We may not satisfy the conditions set forth in our Loan Agreement with Hercules in order to draw down additional funding on our term loan facility.
We may borrow additional funds of up to $100.0 million in three tranches under the terms of our Loan Agreement. The remaining tranches of term loans under our Loan Agreement with Hercules consist of (i) term loans of up to $30.0 million subject to our achievement of a milestone relating to certain FDA approvals being granted, (ii) term loans of up to $20.0 million subject to our achievement of a specified commercial milestone, and (iii) term loans of up to $20.0 million, plus the $30.0 million that became available to us upon achievement of a specified clinical milestone and any remaining unborrowed amounts from the earlier tranches, subject to the approval of Hercules’ investment committee. If these conditions are met, these remaining tranches may be borrowed in drawings of a minimum of $5.0 million each. Without the achievement of the specified regulatory and commercial milestones and the satisfaction of certain customary conditions, we will not be eligible to draw additional funds under the remaining tranches. If we do not receive approval from Hercules’ investment committee, which is beyond our control, we will not be eligible to draw funds under the final tranche under our Loan Agreement and will not realize the full benefits of our Loan Agreement. If we are unable to draw down additional funding under the terms of the Loan Agreement, our business, financial condition and results of operation may be harmed and we may be required to seek out alternative financing sources which may have less favorable terms.
Our operating activities may be restricted as a result of covenants related to our Loan Agreement, which could have a material adverse effect on our business, financial condition and results of operation.
On January 5, 2026, we entered into the third amendment to our Loan Agreement with Hercules for an aggregate principal amount of up to $150.0 million, of which the first tranche of $50.0 million was funded at closing and a portion of those proceeds were used to repay the outstanding amounts owed under our existing loan facility with Hercules. Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. These covenants may adversely affect our ability to raise funds or enter into license agreements or strategic transactions in the future. For example, if we were to seek additional sources of debt financing in the future and indebtedness under the Loan Agreement is outstanding, we would be required to seek the consent of Hercules in order to raise such additional funds. Additionally, there is a financial covenant requiring us to maintain certain minimum cash balances subject to a control agreement in favor of Hercules during the period commencing October 1, 2027 (which commencement date is subject to further adjustments if certain milestones are met) and at all times thereafter, provided that the minimum cash covenant shall not apply on any day that our market capitalization is at least $850.0 million measured on a consecutive 5-trading day period immediately prior to such date of measurement and tested on a daily basis. We need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Our business may be adversely affected by these restrictions on our ability to operate our business, financial condition and results of operations.
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
The success of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will depend on several factors, including the following:
•successful completion of clinical trials, including our Phase 3 program in TRD and related clinical and preclinical studies which will support our first application for approval of our investigational COMP360 psilocybin treatment;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•receiving regulatory approvals or clearance for conducting our planned clinical trials or future clinical trials;
•successful patient enrollment in and completion of our Phase 2b/3 clinical trial in PTSD and any future clinical trials;
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

•recruiting and training qualified healthcare professionals to monitor and safeguard participants receiving our investigational COMP360 psilocybin treatment in our clinical trials;
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
•Manufacture in the U.S. We plan to conduct manufacturing or repackaging/relabeling in the U.S. and our contract manufacturers in the U.S. would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of COMP360, the active ingredient in the final dosage form is currently a Schedule I controlled substance and would be subject to such quotas as this substance could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredient in COMP360 may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
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
We have in the past experienced delays in recruiting and enrolling patients in our Phase 3 programs in TRD and in the future we may experience similar delays in initiating or completing our Phase 2b/3 clinical trial in PTSD or future clinical trials. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could further delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including:
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
•failure to recruit and enroll a sufficient number of suitable patients to participate in our Phase 2b/3 clinical trial in PTSD or future clinical trials;
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

•adding new clinical trial sites;
•availability of adequately trained healthcare professionals and appropriate third-party clinical trial sites for the administration of COMP360 psilocybin treatment in our clinical trials, including preparation, the COMP360 administration session, and post-administration follow-up;
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
•changes in regulatory requirements, policies and guidelines, including the proposed amendments to the European Union regulations related to pharmaceutical product development and marketing agreed by the Council of the European Union and the European Parliament, which, once formally adopted, will replace the current European Union regulatory framework for medicines;
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
•delays in our clinical trials due to public health crises due to factors such as a decrease in the willingness or availability of patients to enroll in our clinical trials and challenges in procuring sufficient supplies of the underlying therapeutic substance;
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
We could encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Review Committee, or DRC, or Data Safety Monitoring Board for such trial or by the FDA, the EMA, the MHRA or other regulatory authorities or if the DEA registration of an investigator or site conducting the clinical trial is revoked. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA, the MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including any SUSARs or SAEs which have in the past occurred, or may in the future occur, in our trials or any IISs or other studies using COMP360 and those relating to the class to which COMP360 or any future therapeutic candidates belong, failure to demonstrate a benefit from using a drug, changes in legislation and governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience future additional delays in the completion of, or termination of, any clinical trial of COMP360 or any future therapeutic candidates, the commercial prospects of our investigational COMP360 psilocybin treatment or any future therapeutic candidates will be harmed, and our ability to generate revenue from any such therapeutic candidates will be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down COMP360 or any future therapeutic candidate development and approval process and jeopardize our ability to commence sales and generate revenue. Moreover, if we make changes to COMP360 or any future therapeutic candidates, we may need to conduct additional studies to bridge such modified therapeutic candidates to earlier versions, which could delay our clinical development plan or marketing approval for our investigational COMP360 psilocybin treatment or any future therapeutic candidates. Significant clinical trial delays could also allow our competitors, such as Usona Institute or Helus Pharma (formerly Cybin Inc.), to bring treatments to market before we do or shorten any periods during which we have the exclusive right to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and impair our ability to commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and may harm our business and results of operations.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process, including during our ongoing Phase 3 pivotal trials, and, because our investigational COMP360 psilocybin treatment is our only product in clinical development, there is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in managing late-stage clinical trials; our Phase 3 pivotal trials for COMP360 in TRD represent our first pivotal trials and we may not be able to successfully complete our Phase 3 pivotal trials.
We cannot be certain that our Phase 3 pivotal trials for COMP360 in TRD, our Phase 2b/3 clinical trial in PTSD or any other future clinical trials will be successful. Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our investigational COMP360 psilocybin treatment. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of COMP360, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with COMP360, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of COMP360 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
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
We have in the past published and, from time to time in the future we may publish, interim, top-line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of subjects have been enrolled, but before completion of the trial. Similarly, we may report top-line or preliminary results of primary and key secondary endpoints before the final trial results are completed. For example, in February 2026, we reported preliminary results from our Phase 3 trials in TRD, and the full results and safety data from our Phase 3 clinical trials in TRD may not be consistent with the preliminary results to date. Interim, top-line and preliminary data from our clinical trials may change as more patient data or analyses become available and are not necessarily predictive of final results. Further interim, top-line and preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects or cause the price of our stock to decline.
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
The time required to obtain approval by the FDA, the EMA, the MHRA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a therapeutic candidate’s clinical development and may vary among jurisdictions and legal or regulatory changes could prevent, limit or delay regulatory approval of a therapeutic candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, we cannot yet be certain of the impact on our therapeutic candidates of the proposed amendments to the European Union regulations related to pharmaceutical product development and marketing which have been agreed by the Council of the European Union and the European Parliament, which, once formally adopted, will replace the current European Union regulatory framework for medicines. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
We have in the past experienced, and may in the future also experience, delays in the development and approval of COMP360. We are conducting a Phase 3 program for COMP360 in TRD. We have Breakthrough Therapy Designation and have had dialogue with the FDA regarding our Phase 3 trial design, including certain protocol amendments that we implemented in the first half of 2023. We anticipate having on-going dialogue with the FDA throughout the conduct of the Phase 3 trials. Following our data read-outs in February 2026, we submitted a request for a meeting with the FDA to discuss a rolling submission and review and the FDA has accepted our meeting request. . With a rolling review, the FDA may consider for review sections of our NDA on a rolling basis before the complete application is submitted. However, the FDA may ultimately disagree with our proposed approach and may not permit us to utilize the rolling review process. Even if the FDA grants our request for a rolling review, COMP360 may not experience a faster review or approval compared to conventional FDA procedures. Furthermore, policy changes or political interference by the Trump administration could negatively impact the FDA review process. In June 2023, the FDA published draft guidance regarding the nonclinical, clinical and safety considerations, as well as abuse potential assessment and risk mitigation and public health considerations for conducting trials for psychedelics, such as psilocybin. We believe our Phase 3 program reflects the key principles set forth in the draft guidance. We continued to conduct our Phase 3 program in accordance with our previously announced study design. However, the FDA may disagree with our study design or conduct, which may impact the review process for our new drug application for COMP360. Given these uncertainties in the regulatory review and approval process, it is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
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
This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any COMP360 or any future therapeutic candidates, which would significantly harm our business, results of operations and prospects. The FDA, the EMA, the MHRA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of COMP360 or any future therapeutic candidates and may decide that our data are insufficient for approval or require additional preclinical, clinical, or other data. Even if we believe the data collected from clinical trials of COMP360 or any future therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, the MHRA or any other regulatory authority. For example, concerns about functional unblinding, expectancy bias or the impact of our model for supporting and monitoring participants in our clinical trials evaluating COMP360 could hinder interpretability or regulatory acceptability of data from clinical trials of our investigational COMP360 psilocybin treatment. If COMP360 or any future therapeutic candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process, this will prevent such therapeutic candidates from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.
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
The results of future clinical studies may show that COMP360 or any future therapeutic candidates cause undesirable or unacceptable side effects or even death. For example, there were a number of serious treatment emergent adverse events reported with the results of our Phase 2b and Phase 3 clinical trials in TRD. In addition, there may be serious adverse events reported in healthy volunteer studies. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. In the event serious side effects occur, our trials could be suspended or terminated and the FDA, the EMA, the

MHRA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of COMP360 or any future therapeutic candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, because of the high variability in how different individuals react to psilocybin, certain clinical trial participants, including healthy volunteers, may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Retaining a sufficient number of enrolled patients to complete our Phase 3 clinical trials in TRD and identifying and qualifying patients to participate in our Phase 2b/3 clinical trial in PTSD or future clinical trials for COMP360 in other indications or any future therapeutic candidates is critical to our success. Patient retention and enrollment depends on many factors, including:
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

•the willingness or availability of patients to continue to participate in our Phase 3 trials in TRD and to participate in our Phase 2b/3 clinical trial in PTSD or future clinical trials due to a number of factors, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance, any public health crisis or other factors;
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
Further, retention of patients enrolled in our Phase 3 trials and timely enrollment in our Phase 2b/3 clinical trial in PTSD or future clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions which may in the future be impacted by pandemics or public health crises. In addition, in the past, enrollment in our trials was adversely affected as a result of the COVID-19 pandemic due to limited availability of participants, the inability of patients, healthcare professionals to participate in our trials, interruptions in supply chains and delays with regulators and other similar bodies. The conduct of our trials may continue to be adversely affected by future public health crises or pandemics, despite efforts to mitigate this impact.
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
If our investigational COMP360 psilocybin treatment is approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America. In select geographies, we might also consider relying on the support of a Contract Sales Organization, or CSO, or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our treatments effectively or to market our treatments effectively since we have limited organizational experience in the sales and marketing of therapeutic substances. In addition, we may not be able to launch our treatments on an accelerated timeline or at all. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any therapeutic launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our treatments on our own include:
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
We may never have a product that is commercially successful. To date, we have no product authorized for marketing. We must make substantial additional investments to complete our Phase 3 trials of our investigational COMP360 psilocybin treatment in TRD, prepare and submit our new drug application to the FDA for review, successfully obtain FDA approval, secure federal and state rescheduling for COMP360, and build a sales and marketing organization before we can generate any product revenue. Furthermore, if approved, our COMP360 psilocybin treatment may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and negative media coverage of psychedelic substances, including psilocybin. As a result, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our investigational COMP360 psilocybin treatment may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable.
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
•any restrictions on the use, sale or distribution of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including through a REMS program;
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
We currently administer our investigational COMP360 psilocybin treatment in our clinical trials with support and monitoring from qualified third-party healthcare professionals working at third-party clinical trial sites. However, there are currently not enough trained healthcare professionals to support administration of our investigational COMP360 psilocybin treatment at a commercial scale, and our efforts to facilitate training programs may be unsuccessful.
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
We have in the past used, and may in the future use, Centers of Excellence to gather evidence to optimize our treatment delivery, train qualified healthcare professionals, conduct clinical trials, including proof of concept studies, test digital technology solutions to improve patient experience and outcomes and pursue other activities to refine our approach to delivering our investigational COMP360 psilocybin treatment safely and cost-effectively. Our efforts to design, build and staff Centers of Excellence, or identify suitable third parties with whom we may collaborate to open these centers, will involve significant time, costs, including potential capital expenditures to acquire and develop facilities, and other resources, and may divert our management team’s focus from executing on other key elements of our business strategy. If we fail to enter into or maintain agreements with third parties to develop and operate Centers of Excellence on reasonable terms, or at all, our ability to develop our future research programs and therapeutic candidates could be delayed, the commercial potential of our treatments could change and our costs of development and commercialization could increase. If our efforts to develop these Centers of Excellence are unsuccessful, it will have a materially adverse impact on our business, future prospects and financial position.
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
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the U.S., there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal use of “psilocybin products,” including naturally-derived psilocybin substances, in licensed facilities with supervision by licensed facilitators. Oregon psilocybin service centers opened and licensed facilitators began offering psilocybin services to adults over the age of 21 in January 2023. In November 2022, voters in Colorado approved a ballot measure legalizing the use of naturally-derived psilocybin and psilocin in state-regulated centers under the supervision of state-licensed facilitators and Colorado began accepting licensing applications on December 31, 2024. In April 2025, New

Mexico’s governor signed SB 219, the Medical Psilocybin Act, which provides for a medical program for naturally-derived psilocybin. This bill creates a regulated medical psilocybin program overseen by the New Mexico Department of Health, allowing licensed healthcare providers to prescribe naturally-occurring psilocybin to patients with qualifying conditions, including, among others, TRD and PTSD. The program was originally expected take effect in 2028; however, the state has announced plans to start this program in December 2026. In January 2026, New Jersey’s governor signed law Senate Bill No. 2283 (2R), establishing the Psilocybin Behavioral Health Access and Therapy Pilot Program. This bill appropriates $6.0 million of funding and authorizes a regulated pilot program designed to evaluate the safety, efficacy and feasibility of psilocybin which will be overseen by the NJ Department of Health. The research funded and completed through this pilot program in New Jersey will comply with FDA and DEA regulations, as New Jersey evaluates whether it can establish a safe, legal, and affordable medical psilocybin care delivery system. Some cities have also passed measures that decriminalizes or minimizes enforcement actions for psilocybin, including, for example, Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), Northampton, Massachusetts (April 2021), Seattle, Washington (October 2021), San Francisco, California (September 2022), Minneapolis, Minnesota (July 2023) and Portland, Maine (October 2023). The legalization of psilocybin without regulatory oversight or with minimal regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.
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
As a UK incorporated and tax resident entity, we are subject to UK corporation tax on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. We had accumulated trading losses for carry forward in the UK of $577.9 million and $280.8 million as of December 31, 2025 and December 31, 2024, respectively. Subject to any relevant utilization criteria and restrictions (including, but not limited to, those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is limited each year to £5.0 million per group plus, broadly, an incremental 50% of the remaining UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.
As a company that carries out extensive R&D activities, we seek to benefit from the UK R&D tax relief programs, which historically consisted of the Small and Medium-sized Enterprises, or SME, R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. For accounting periods starting on or after April 1, 2024, the SME and RDEC regimes have been merged; this change impacted us for the first time beginning January 1, 2025. Under this new merged scheme, for non research intensive companies, the effective net credit will be 16.2% for in-house expenditure and 10.5% for any work that is contracted out. This merged regime will apply to both SME and large companies. For accounting periods starting on or after April 1, 2023 and before April 1, 2024, under the SME Program, trading losses that arise from qualifying R&D activities can be surrendered for a cash rebate of an amount up to an effective rate of 18.6% of such qualifying R&D expenditures or 12.1% for any work that is contracted out. The majority of our research, clinical trials management and clinical manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims.
The SME Program and the new merged scheme incorporates a cap on repayable credits to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying R&D expenditure in respect of connected parties which does not exceed 15% of the total claimed. If the exception does not apply, this could restrict the amount of payable credit that we claim.
The rates described above relate to non research intensive companies. However, new rules were introduced by the Finance Act 2024 for an enhanced rate of relief for research intensive companies, or ERIS, which are approximately 27.0% for qualifying expenditure and approximately 17.5% for qualifying subcontracted expenditure (paid to an unconnected subcontractor). To be eligible as a research intensive company, the qualifying R&D expenditure for tax purposes must be at least 40% of the aggregate expenditure across the consolidated group. The threshold has decreased from 40% to 30% from January 1, 2025.
For the years ended December 31, 2023 to 2025, we are currently having discussions with the UK tax authority His Majesty’s Revenue and Customs, or HMRC, regarding whether we have met the R&D intensity condition and therefore are eligible for the enhanced effective rate due to uncertainties over whether impairments on intercompany loans and investments in subsidiary companies should be taken into account in determining the R&D intensity threshold. The outcome of this matter under discussion with HMRC is currently unknown.
We believe that the impairments of intercompany loans and investments in subsidiary companies should be disregarded and that we meet the R&D intensity condition in the years ended December 31, 2023 and December 31, 2024. As we believe that we meet the R&D intensity condition for the year ended December 31, 2024, we should automatically meet the expenditure conditions to be eligible for the enhanced rate in the year ended December 31, 2025, as a company remains research intensive unless it fails to meet the eligibility requirements for two consecutive years. Given the uncertainty over the outcome of discussions with HMRC, the enhanced R&D credits have not been reflected in our financial statements. If we reach a successful conclusion with HMRC, additional credits of $4.1 million in the year ended December 31, 2023, $7.0 million in the year ended December 31, 2024 and $7.3 million in the year to December 31, 2025 could be claimed.
Restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These changes may impact the quantum of R&D relief that we are able to claim in the future and took effect for accounting periods starting from April 1, 2024, which has therefore impacted us for the first time from January 1, 2025. These restrictions and the application of the exceptions have been taken into account in the assessment of qualifying expenditure.
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

HMRC has an increased focus on claims for R&D tax reliefs and we may be subject to increased scrutiny in respect of any claims it makes. In addition, the legislation on the UK R&D tax reliefs regime is updated and changed frequently, so there can be no guarantee of our ability to make use of reliefs as it might currently expect to in future.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of, adequate reimbursement for and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and could have a material adverse effect on our business.
In the U.S., the EU and other foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and there may continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
•the level of taxes that we are required to pay; and

•the availability of capital.
The growing legislative and enforcement interest in the United States with respect to drug pricing practices; has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or the IRA, for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, or OBBBA, this restriction was eliminated; effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA and the OBBBA on our business and the healthcare industry in general is not yet known.
On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Trump Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021. Recent CMS proposals, including the GLOBE, GUARD, and GENEROUS proposals, could materially impact our revenue.
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
Although we do not currently have any treatments on the market, our current and future operations may be directly, or indirectly through our relationships with investigators, health care professionals, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute or the federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any treatments for which we obtain marketing approval. These laws impact, among other things, our research activities and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals who participate in our clinical research program, healthcare professionals and others who recommend, purchase, or provide our approved treatments, and other parties through which we market, sell and distribute our treatments for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.
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

As of January 2026, 20 states now have similarly comprehensive privacy laws in effect, adding complexity, variation in requirements, restrictions and potential legal risk, requiring additional investment of resources in compliance programs. The existence of comprehensive privacy laws in different states make may also increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. These laws may also impact our strategies, the availability of previously useful data and could result in increased compliance costs as well as other changes in our business practices and policies.
Several states are also specifically regulating health information and other specific categories of personal information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted. Likewise, a small number of states, including Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information.
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
We are subject to European data protection regulations, where we collect and use personal data relating to Europe, including to conduct and enroll subjects in clinical trials in the UK or the European Economic Area, or EEA. This includes the EU General Data Protection Regulation, or EU GDPR, and the UK equivalent of the same, the UK GDPR (collectively referred to as the GDPR), as well as other national data protection legislation in force in the UK and relevant EEA Member States (including the UK Data Protection Act 2018 in the UK), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) (i) regarding individuals in the UK and EEA, and/or (ii) carried out in the context of the activities of our establishment in the UK and any EEA Member State.
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
The UK data protection regime is independent from but currently still aligned with the EEA’s data protection regime. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. Similarly, the UK Data (Use and Access) Bill 2025 is now in full force and may further differentiate the UK and EEA data protection regimes. Following the entry into force of the Act, the European Commission renewed the EU–UK adequacy decisions for another six years, meaning the UK’s data protection framework is still considered to provide “essentially equivalent” safeguards to the EU’s GDPR. While this renewal reduces immediate adequacy concerns, future divergence remains a possibility. Such divergence between the EU GDPR and UK GDPR would create additional regulatory uncertainty increasing legal risk, complexity and compliance cost to our handling of personal data. This may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and the EEA.
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
The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford treatments such as our investigational COMP360 psilocybin treatment or any future therapeutic candidates, if approved. The OBBBA reduced funding to federal healthcare programs and imposed additional requirements, including implementing work requirements for some beneficiaries, to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs. As Schedule I substances under the CSA, psilocybin and psilocin are deemed to have no accepted medical use and treatments that use psilocybin or psilocin are precluded from reimbursement in the U.S. Our products must be scheduled as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V) before they can be commercially marketed. Our ability to achieve acceptable levels of coverage and reimbursement for treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaboration partners to invest in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. There is limited clinical data on the long-term efficacy of psilocybin on treating TRD. Certain patients may need repeated treatments over their lifetime to avoid relapse. This may increase treatment costs, making it more difficult for us to secure reimbursement. Even if we obtain coverage for a given treatment by third-party payors, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients may find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., Europe or elsewhere will be available for any treatment that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information regarding the risks related to these laws and regulations, please see the section entitled “Business―Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In addition, in some foreign countries, including certain EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, individual Member States in the EU have the ability to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our investigational COMP360 psilocybin treatment or any of our future therapeutic candidates to other available treatments in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our treatments. Historically, drug products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our treatments is unavailable or limited in scope or amount, our revenue from sales and the potential profitability of our investigational COMP360 psilocybin treatment or any of our future therapeutic candidates in those countries would be negatively affected.
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
Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for COMP360, any future therapeutic candidates, any associated support and monitoring provided by licensed healthcare professionals, digital tools, methods used to manufacture the underlying drug substances, and the methods for treating patients using those substances, or on licensing in such rights. Failure to obtain, maintain, protect, enforce or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our investigational COMP360 psilocybin treatment and any future therapeutic candidates. We also rely on trade secrets and know-how to develop and maintain our proprietary and intellectual property position. Any failure to protect our trade secrets and know-how could adversely affect our operations and prospects.
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

To protect our competitive position, we may from time to time need to resort to litigation in order to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. Enforcement of intellectual property rights is difficult, unpredictable and expensive, and many of our or our licensors’ or collaboration partners’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors or collaboration partners can. Accordingly, despite our or our licensors’ or collaboration partners’ efforts, we or our licensors or collaboration partners may not prevent third parties from infringing upon, misappropriating or otherwise violating intellectual property rights we own or control, particularly in countries where the laws may not protect those rights as fully as in the UK, EU and the U.S. We may fail in enforcing our rights, in which case our competitors and other third parties may be permitted to use our treatments without payment to us.
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
Many of our current and former consultants, advisors and employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors and potential competitors, or have worked with collaborators while working at the Company or in connection with such previous employment. Some of these individuals executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment or otherwise acquired confidential information or intellectual property owned by another person or entity while working with us or for a former employer. Although we intend that our consultants, advisors and employees do not use proprietary information or know-how owned by another company or person while working for us, we have in the past been, and may in the future be, subject to claims that we or these individuals have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, owned by another person or entity. Litigation has in the past been, and may in the future be, necessary to defend against these claims.
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
Third-party intellectual property right holders, including our competitors, have in the past brought, and may in the future bring, infringement, misappropriation or violation claims against us based on existing or future intellectual property rights, regardless of their merit. We may not be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our treatments.
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

Currently, we engage with multiple different CMOs in the UK for all activities relating to the development, manufacture and production of all components incorporated in COMP360 and we are in the process of engaging additional CMOs in the U.S. to manufacture and produce commercial supply. Reliance on third-party providers, such as CMOs, exposes us to more risk than if we were to manufacture COMP360, or any future therapeutic candidates. We do not control the manufacturing processes of the CMOs we contract with and are dependent on those third parties for the production of COMP360 or any future therapeutic candidates in accordance with relevant regulations (such as the FDA’s good laboratory practices, or GLP, cGMPs or similar regulatory requirements outside the US) for the manufacture of drug substances, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Some of the suppliers currently engaged in the production process of COMP360, including our current supplier of API, have not in the past been subject to inspection by the FDA and/or EMA, but could be subject to a pre-approval inspection if we submit an application for marketing authorization of COMP360, and there can be no assurance that they are in compliance with all applicable regulations. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of COMP360 or any future therapeutic candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of COMP360 or any future therapeutic candidates and harm our business and results of operations.
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
In complying with the manufacturing regulations of the FDA, the DEA, the EMA, the MHRA and other comparable foreign authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the drug product meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of drug product and shutting down of production, any of which could materially adversely affect our business, prospects, financial condition and results of operations. We and any of these third-party suppliers may also be subject to audits by the FDA, the DEA, competent authorities of the EU Member States, the MHRA or other comparable foreign authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the treatments could suffer significant interruptions. We face risks inherent in relying on a limited number of CMOs, as any disruption, such as a fire, natural hazards or vandalism at the CMO could significantly interrupt our manufacturing capability. We currently do not have disaster recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all, and we would likely experience months of manufacturing delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis or at all. In addition, operating any new facilities may be more expensive than operating our current facility, and business interruption insurance may not adequately compensate us for any losses that may occur, in which case we would have to bear the additional cost of any disruption. In such a scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
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
There are a number of third parties that conduct IISs using COMP360 provided by us. Generally, we do not sponsor these IISs, and we encourage the open publication of all IIS findings. Any failure by a third party to meet its obligations with respect to the clinical development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates may delay or impair our ability to obtain regulatory approval for COMP360. IISs of COMP360 or any future therapeutic candidates may generate clinical trial data that raises concerns regarding the safety or effectiveness of COMP360 and any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials.
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
As a result of these IISs sponsored by third-parties, we will receive certain information rights with respect to the IISs, including access to and the ability to use and reference the resulting data, including for our own regulatory filings. However, we do not have control over the timing and reporting of the data from IISs, nor do we always own or control the data from the IISs. If we are unable to confirm or replicate the results from the IISs or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of COMP360 or any future therapeutic candidates. Any data generated in IISs may not be predictive of the results in populations or indications in which we are conducting, or plan to conduct, clinical trials. Any data perceived to be negative, however, could harm our ability to advance the clinical development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, and we may not be able to investigate whether such negatively perceived data reflects issues with the design and/or conduct of the IIS or if it actually reflects characteristics of our therapeutic approach. Moreover, we rely on our investigators and institutions to provide us timely information. We have in the past, and may in the future, experience delays in receiving notice of reportable adverse events or SUSARs from IISs. For example, we were informed in September 2020 of a SUSAR in an IIS at the University of Zurich that had occurred a few weeks earlier, despite an obligation by the site investigator to report such an event to us immediately. Such delays, or any failures to provide contractually required information, could negatively impact us or cause delays in our reporting requirements to applicable regulatory authorities. Further, if investigators or institutions breach their obligations with respect to the clinical development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the IISs been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.
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
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies, and our ability to recruit sales and marketing professionals to grow our commercial organization in advance our anticipated commercial launch of COMP360 psilocybin treatment, subject to regulatory approval. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. The failure to recruit a sufficient number of qualified sales and marketing professionals could delay or negatively impact our anticipated commercial launch. In addition, we may experience increased employee turnover as a result of general market conditions and a competitive talent market, as well as company-specific factors, such as a decline in the price of our ADSs, business performance, and leadership changes. If we are not successful in managing any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, sales and marketing, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
As part of our commercial preparation efforts, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The significant growth and expansion of our operations may lead to significant costs, may divert our management and business development resources and may negatively impact our corporate culture. Any inability to manage growth or raise funds to support our growth could delay the execution of our business plans or disrupt our operations.
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
Our commercialization model also entails the risk of malpractice and professional liability claims against both our third-party treatment sites and us as a result of actual or alleged misconduct by healthcare professionals supporting and monitoring patients during the administering our COMP360 psilocybin treatment. Although we, and the third-party treatment sites with which we engage, carry insurance covering malpractice and professional liability claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful malpractice or professional liability claims could result in substantial damage awards that exceed the limits of our insurance coverage and our third-party treatment sites’ insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our third-party treatment sites from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any such claims may materially and adversely affect our business or reputation.
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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25mg in as a treatment for major depressive disorder, which was expected to enroll approximately 240 adult patients, and Usona announced that it completed enrollment in its Phase 3 trial in November 2025. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin, including Helus Pharma, and other psychedelic compounds to treat mental health illnesses, including TRD. Helus Pharma is conducting a Phase 3 program for its proprietary novel serotonergic agonists (a proprietary deuterated psilocin analog) for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately 550 adult patients, with the first Phase 3 trial expected to report top-line data in the fourth quarter of 2026. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, such as major depressive disorder, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
We also face competition from major pharmaceutical, biopharmaceutical and biotechnology companies who have developed or are developing non-psilocybin or psychedelic based treatments for the treatment of MDD and TRD, and will face future competition for any other indications we may seek to treat with our investigational COMP360 psilocybin treatment.

There are a number of companies that currently market and sell products or treatments, or are pursuing the development of products or treatments, for the treatment of depression, including antidepressants such as SSRIs and serotonergic norepinephrine reuptake inhibitors, or SNRIs, antipsychotics, cognitive behavioral therapy, or CBT, esketamine and ketamine, repeat transcranial magnetic stimulation, or rTMS, electroconvulsive therapy, or ECT, vagus nerve stimulation, or VNS, and deep brain stimulation, or DBS, among others. Many of these pharmaceutical, biopharmaceutical and biotechnology competitors have established markets for their treatments and have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market superior products or treatments. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA, European Commission or MHRA approval for alternative or superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
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
Our digital technologies may fail, which may adversely affect our business, financial condition and results of operations.
We currently employ digital technologies to collect data, educate patients and healthcare professionals in our clinical trials and collect audio/video recordings. For some of our trials, we also collect digital phenotyping information, and record and transcribe audio data. We use certain internally developed digital technologies in the conduct of certain of our clinical trials and we continuously maintain, evaluate and improve the performance, security and reliability. In addition, we will also rely on third-parties in the future to provide us with digital technology services that will be used in the conduct of certain of our clinical trials. There can be no assurance that these digital technologies do not or will not have inaccuracies or errors. As with any digital technology, poor performance, unreliability or errors or inaccuracies may adversely impact the conduct of our clinical trials, our reputation and our plans to use digital technologies to complement our investigational treatments. Our efforts to maintain and optimize the digital technologies used in the conduct of our clinical trials, either internally or through a third-party service provider, or to develop or acquire alternate technologies if required for the conduct of our clinical trials may involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing our clinical trials or other key elements of our strategy. If our efforts to maintain or optimize our current digital technologies, either internally or through a third-party service provider, or, if needed, develop or acquire these digital technologies are unsuccessful, it may have a materially adverse impact on the conduct of our trials, future prospects and financial position.
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
We utilize third-party service providers for important aspects of the collection, storage and transmission of patient information, and other confidential and sensitive information as well as encryption of data at rest and in transit, along with appropriate system logging and access controls, and therefore rely on third parties to manage functions that have material cybersecurity risks. We and our third party service providers are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, social engineering (including phishing attacks), hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack or otherwise exploit any vulnerabilities in our systems or those of our third party service providers, or attempt to fraudulently induce our employees, consumers, third party service providers or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and are being facilitated or enhanced by evolving technologies, including artificial intelligence, or AI. While we take certain administrative and technological safeguards designed to address these risks, measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions. Like other companies in our industry, we, and our third party vendors, have experienced cybersecurity incidents relating to our information technology systems and infrastructure, and the systems of our third party vendors.
Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. A cybersecurity incident, data breach or other security or privacy event that leads to disclosure or unauthorized use, loss of, or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, require us to verify the accuracy of database contents, and cause us to incur significant costs for remediation, including measures intended to repair or replace systems or technologies or upgrade systems to prevent future occurrences, fines, penalties, and potential increases in insurance premiums. If we are unable to prevent such cybersecurity incidents, data breaches or other security or privacy events or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our digital technology solutions and tools, and our ability to conduct our clinical trials may be negatively impacted, including patient enrollment in clinical trials and to train healthcare professionals for our clinical trials, and we may suffer loss of reputation, adverse impacts on patients, physicians, clinical trial sites and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. In addition, cybersecurity incidents, data breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents to impacted stakeholders (including investors, regulators and affected individuals), may lead to increased harm.
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
Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct clinical trials for COMP360 psilocybin treatment or any future therapeutic candidates, obtain regulatory approval of and commercialize COMP360 psilocybin treatment or any future therapeutic candidates, conduct research and development activities, collect, process, and prepare company financial information and provide information about our current and future therapeutic candidates. Any such cybersecurity incident or data breach could also result in the compromise of our trade secrets and other proprietary information or that of third parties whose information we maintain, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage may not address the reputational damage that could result from a security incident.
A pandemic, epidemic, or outbreak of an infectious disease or other public health crises may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.
The future extent of the impact of any public health crisis on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence. Such events could result in disruptions to patient enrollment, clinical site operations, significant and material disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of COMP360 and any future therapeutic candidates due to a public health crisis. Future developments are inherently hard to predict and there can be no guarantee we will not face difficulties or additional costs in retaining a sufficient number of participants in our Phase 3 clincial trials in TRD to complete those studies, enrolling and retaining patients in our Phase 2b/3 clinical trial in PTSD or any future clinical trials, that we will be able to achieve full enrollment of our planned studies within the timeframes we anticipate, or at all, or that supply disruptions would not adversely impact our ability to initiate and complete preclinical studies or clinical trials. Any public health crisis may in the future affect employees of third-party CROs that we rely upon to carry out our clinical trials and may cause disruptions that could severely impact our business and clinical trials, including the diversion of healthcare resources away from our clinical trials, the interruption of key clinical trial activities, delays in receiving authorizations from regulatory authorities, changes in local regulations, supply chain disruptions and continued volatility in the public equity markets and global economic disruptions, among other things.
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
•the trading volume of our ADSs on Nasdaq, including sales of ADSs upon the exercise of the outstanding PIPE Warrants and/or Pre-funded Warrants;
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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $2.25 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Select Market, through March 19, 2026. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Certain members of our senior management and certain members of our board of directors are non-residents of the U.S., and all or a substantial portion of our assets and the assets of such persons are located outside the U.S. As a result, it may not be possible – subject to satisfying additional procedural requirements – to serve process on such persons or us in relation to any U.S. court proceeding or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the U.S. federal securities laws.
The U.S. and the UK do not currently have a treaty providing for the mutual recognition and enforcement of judgments (other than arbitration awards, which are subject to the New York Convention) in civil and commercial matters. The Hague Convention of the Recognition and Enforcement of Foreign Judgments in Civil or Commercial Matters, which provides for the recognition and enforcement of judgments between contracting states, came into force in the UK on July 1, 2025. While the U.S. is also a signatory, it has not yet ratified the convention. Consequently, a final judgment for payment given by a court in the U.S., whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the UK. In addition, uncertainty exists as to whether the courts of England and Wales would entertain original actions brought in the UK against us or our directors or senior management predicated upon securities laws of the U.S. or any state in the U.S. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty (which may include punitive damages) is an issue for the court making such decisions. The courts of England and Wales will not recognize or enforce a decision of the U.S. courts if the U.S. courts did not have proper jurisdiction to determine the claim, if the judgment was obtained by fraud, or if to do so would be contrary to public policy.
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
Under the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder (as defined below in the section entitled “U.S. Federal Income Tax Considerations for U.S. holders” in Part II, Item 9B. “Other Information”) holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. Based on the composition of our income and assets and the value of our assets, we believe that we were not a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2024 and December 31, 2025. However, no assurances regarding the determination of our PFIC status can be provided for the 2024 taxable year, the 2025 taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.
If we are a controlled foreign corporation, there could be adverse U.S. federal income tax consequences to certain U.S. Holders.
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” “global intangible low-taxed income” (for tax years beginning prior to January 1, 2026), “net CFC tested income” (for tax years beginning after December 31, 2025) and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. In addition, if a non-U.S. corporation owns at least one U.S. subsidiary, under current law, any current non-U.S. subsidiaries and any future newly formed or acquired non-U.S. subsidiaries of the non-U.S. corporation will generally be treated as CFCs of such U.S. subsidiary, regardless of whether the non-U.S. corporation is treated as a CFC (although United States Treasury regulations limit the application of these rules in certain regards for tax years beginning before January 1, 2026, and the OBBBA limits the application of these rules in certain regards for tax years beginning after December 31, 2025). Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the value or total combined voting power of all classes of stock entitled to vote of such corporation.
Based on our review of beneficial ownership reports filed with the SEC, we do not believe that we were classified as a CFC for the 2025 taxable year. However, no assurances regarding the determination of our CFC status can be provided for the 2025 taxable year or any future taxable years. Moreover, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code.
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
In addition, testing required to be conducted by us in connection with Section 404, and subsequent testing by our independent registered public accounting firm, may identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. If material weaknesses or other deficiencies are identified in the future, we may be required to undertake remedial measures, which could be costly and time-consuming, and we may be unable to conclude that our internal control over financial reporting is effective.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we are unable to maintain effective internal controls or produce timely and accurate financial statements, we could be subject to regulatory scrutiny or investigations by Nasdaq, the SEC or other regulatory authorities, and our business, results of operations, and the trading price of our ADSs could be adversely affected. See “Risks Related to the Ownership of Our ADSs—We have incurred and will continue to incur increased costs as a result of operating as an English public company listed in the U.S., and our board of directors will be required to devote substantial time to new compliance initiatives and corporate governance practices.”
You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under the laws of England and Wales, conduct most of our operations outside the U.S. and many members of our senior management and certain members of our board of directors reside outside the U.S.
We are incorporated and have our registered office in, and are currently existing under the laws of, England and Wales. In addition, most of our tangible assets are located, and many members of our senior management and certain of our directors reside, outside of the U.S. As a result, it may not be possible to serve process within the U.S. on certain directors or us or to enforce judgments obtained in U.S. courts against such directors or us based on civil liability provisions of the securities laws of the U.S. As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. In order to effect service on such persons, it is likely that investors would need to rely on the Hague Convention on the Service Abroad of Judicial and Extrajudicial Documents in Civil or Commercial Matters,

or Hague Service Convention, to which the U.S. and the UK are both signatories. While there are a number of methods of service available, generally service of U.S. proceedings in the UK is effected through the Central Authority for the U.K. (the Senior Master of the King’s Bench Division of the High Courts of Justice in London) which specifies certain procedural requirements.
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
As our securities are not quoted on a UK regulated market (or UK multilateral trading facility or certain exchanges in the Channel Islands or the Isle of Man) and our place of central management and control is outside of the UK, the Takeover Code does not apply to us. As a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids (a summary of which is set out below).
The Takeover Panel has confirmed that, from February 3, 2027, the location of our place of central management and control will no longer be relevant in determining whether the Takeover Code applies to us. From February 3, 2027, the Takeover Code will only apply to us in the event that our securities are quoted on a UK regulated market (or UK multilateral trading facility or certain exchanges in the Channel Islands or the Isle of Man).
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
Due to the international scope of our operations, our assets, earnings, expenses and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the Pound Sterling and the Euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the U.S. dollar (except that the functional currency of our UK subsidiary is the Pound Sterling) and the majority of our operating expenses are paid in both Pound Sterling and U.S. dollars. We also regularly acquire services, consumables and materials in U.S. dollars, Pound Sterling and the Euro. Further potential future revenue may be derived from abroad, particularly from the U.S. As a result, our business and the price of our ADSs has been affected, and may in the future be affected, by fluctuations in foreign exchange rates between the Pound Sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our annual consolidated financial statements for a description of foreign exchange risks.
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
Our results of operations have in the past been, and could in the future be, adversely affected by general conditions in the global economy, geopolitics and the global financial markets. Key national economies, including the U.S. and UK, have been affected from time to time by economic downturns or recessions, government shutdowns, supply chain constraints, fluctuating inflation and interest rates, international tariffs, changes in international trade relationships, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine or the Middle East, the ongoing conflicts and any further escalation of geopolitical tensions related to these conflicts, including the imposition of sanctions by the U.S. and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates, increased probability of a recession and increased volatility in financial markets. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Furthermore, the global markets have experienced volatility from the effects of announced or future tariff increases by the U.S. and such tariffs or increasing international tension have in the past, and may in the future, lead to increased economic uncertainty, raise the possibility of an economic slowdown, impact supply chains or have other adverse consequences on our business. In addition, additional tariffs may specifically be placed on pharmaceuticals and pharmaceutical ingredients in the future. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.
A deterioration in the global economy and financial markets could result in a variety of risks to our business. In addition, due to the international scope of our operations, our financial condition is and will continue to be influenced by movements in exchange rates of several currencies because our functional currency for our wholly-owned UK operating subsidiary is the Pound Sterling, and we report our financial results in U.S. dollars. For example, inflation rates, particularly in the U.S., have seen increased levels for the last few years compared to recent history. Elevated inflation has in the past resulted in, and may in the future result in, further currency fluctuations, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. Although the U.S. Federal Reserve lowered interest rates in 2024, the U.S. Federal Reserve had previously raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and geopolitics, may have the effect of further increasing economic uncertainty and heightening these risks. In addition, fluctuating interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current and future economic climate and financial market conditions could adversely impact our business. Moreover, instability in the banking system, international trade disputes, including the imposition of tariffs by the U.S. and other countries has in the past increased, and may in the future increase, market volatility. Due to these and other macroeconomic factors, there is a risk of a recession occurring in the U.S., and perhaps in other major global economies. These developments may adversely affect our business, financial condition and results of operations.
The U.S. Congress and the Trump administration have in the past made, and the Trump administration or any future administration may in the future make, substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted, and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation, the operation of governmental agencies that regulate our business and other areas. For example, increasing international trade tensions has resulted in increased volatility in the financial markets and increased economic uncertainty. In addition, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. For example, under Section 174 of the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31 2024. The OBBBA contains a variety of provisions that could impact our business and results of operations, including certain changes to Medicaid and the ACA, among other provisions, and we will continue to evaluate the potential impact as further information becomes available. Additional federal and state guidance is expected to be issued in the future in order to implement these OBBBA provisions and may adversely impact our business and results of operations. Although we cannot predict the impact, if any, of these changes to our business, they have resulted in increased market volatility in the past and could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
There continues to be substantial uncertainty as to the extent to which the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval, and the extent to which the FDA’s review processes or decisions may be impacted by input from the administration. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidate. Additionally, the Trump administration could issue or promulgate additional executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including a 43-day shutdown in the fourth quarter of 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities during such shutdowns.
If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
There continues to be substantial uncertainty as to the extent and manner in which the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our therapeutic candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our therapeutic candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.
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
If a cybersecurity event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of COMP360 or any future therapeutic candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or cybersecurity incident, compromise or data breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our investigational COMP360 psilocybin treatment or any future therapeutic candidates could be hindered or delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security compromises or breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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
Our vice-president of information technology has primary operational responsibility for managing the overall cybersecurity posture and strategy, managing internal and external cybersecurity resources and organizing and leading efforts to prevent, detect and respond to cybersecurity incidents and threats. Our vice-president of information technology has 25 years of experience in information technology and most recently served as senior director of information technology operations and infrastructure at another biotechnology company. As part of our quarterly disclosure committee process, any significant cybersecurity issues, including any potential risks related to cybersecurity incidents, are discussed with our chief executive officer, chief financial officer and other members of the disclosure committee.
Cybersecurity Risk Management Strategy
Our cybersecurity risk management program is integrated into our overall enterprise risk management system. We have developed and implemented policies, procedures, practices and technology platforms designed to protect the information and systems that support our operations and assets. In developing our policies and procedures, we were informed by certain industry standards and guidelines. We routinely train our employees on cybersecurity awareness and our information security and data protection policies.

We have policies and procedures designed to prevent, detect and respond to cybersecurity incidents or threats. We use industry standard security and monitoring systems that are managed by our internal information technology team with support from third-party IT services firms. We also periodically conduct security testing or hire third-parties to conduct security testing, such as phishing testing and penetration testing. The results of our security testing are reported to our vice president of information technology and, when relevant, with the wider executive team.
When engaging third-parties, we have procedures and protocols designed to protect our information technology systems and our confidential information. For example, before we grant third-parties access to our information technology systems, we typically require agreements with such third-parties, we ordinarily require such third parties to complete cybersecurity training and we typically require specific contract terms in our agreements with such third-parties.
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
ITEM 2. PROPERTIES
Facilities
We lease office space, located at Fora - Soho, 33 Broadwick Street, London, W1F 0DQ, United Kingdom, which is the Company’s corporate headquarters. The lease expires in 2027.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK
Market Information and Holders of Ordinary Shares and ADSs
Our American Depositary Shares, or ADSs, each represent one ordinary share, nominal value £0.008 per share, of COMPASS Pathways plc. An ADS may be evidenced by an American Depositary Receipt issued by Citibank, N.A. as depositary bank. Our ADSs have been listed and traded on The Nasdaq Global Select Market under the symbol “CMPS” since September 18, 2020. As of March 19, 2026, there were approximately three holders of record of our ordinary shares, nominal value £0.008 per share, and fifteen holders of record of our ADSs. The closing sale price per ADS on The Nasdaq Global Select Market on March 19, 2026 was $5.73.
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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included earlier in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A. “Risk Factors” and the section titled “Special Note Regarding Forward-Looking Statements.”
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
Our initial focus is on TRD, comprising patients who are inadequately served by current treatment options. In 2018, we received Breakthrough Therapy designation from the U.S. Food and Drug Administration, or the FDA for COMP360 for the treatment of TRD. In November 2021, we announced positive top-line results from our Phase 2b clinical trial evaluating COMP360 for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin treatment clinical trial completed to date. The objective of the Phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
In 2025, we completed enrollment for each of the two pivotal trials in our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD,. Each of the two pivotal trials has a long-term follow-up component. The pivotal program design is as follows:
• Pivotal trial 1 (COMP005) (n=258): a single dose (25mg) monotherapy compared with placebo.
• Pivotal trial 2 (COMP006) (n= 581): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase therapeutic response.
• The primary endpoint in both pivotal trials is the change from baseline in the Montgomery-Åsberg Depression Rating Scale, or MADRS, total score at week 6.
In June 2025, we reported that the first pivotal trial, the COMP005 trial, achieved its primary endpoint, with a single 25mg dose of COMP360 versus placebo demonstrating a highly statistically significant reduction in symptom severity as measured by MADRS with a p-value of p<0.001 and a clinically meaningful difference of -3.6 in change at six weeks. The COMP005 trial is on-going and is comprised of three parts: Part A, which concluded during the second quarter of 2025, and was blinded through 6 weeks; Part B, which remained blinded through week 26; and Part C, which contains an open-label treatment part from week 26 to 52.

In February 2026, we announced the successful achievement of the primary endpoint in our ongoing Phase 3 COMP006 trial and Part B results from our ongoing Phase 3 COMP005 trial. We reported that the COMP006 trial achieved its primary endpoint with two fixed doses, administered 3 weeks apart, of COMP360 25 mg versus 1 mg demonstrating a highly statistically significant reduction in symptom severity with a p-value of <0.001 and a clinically meaningful difference of -3.8 points in change at six weeks.
Following these data read-outs, we submitted a request for a meeting with the FDA to discuss a rolling submission and review and the FDA has accepted our meeting request.
Beyond TRD, we have been exploring other indications, including PTSD. In May 2024, we completed and announced top-line results from our open label Phase 2 study to assess the safety and tolerability of COMP360 psilocybin treatment in participants with PTSD, as a result of trauma experienced as adults. In line with the study design, the study enrolled 22 participants who were monitored for a 12-week period post dosing. The study met its primary safety endpoint and available secondary efficacy endpoints. Study observations included meaningful and sustained symptom improvement from baseline in mean CAPS-5 total score, a measure of disease severity, and in Sheehan Disability Scale, or SDS, score, a measure of functional impairment in daily life. Administration of COMP360 was well-tolerated, with a safety profile consistent with previous studies of COMP360. In September 2025, the results of this study were published in the Journal of Psychopharmacology.
Based on the data from this trial, we determined to advance development of COMP360 for PTSD and finalized the design of a Phase 2b/3 clinical trial in PTSD. In January 2026, the FDA accepted our IND application for COMP360 in PTSD, enabling the initiation of a Phase 2b/3 (COMP202) clinical trial in patients living with PTSD.
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
On June 30, 2023, we entered into the Hercules Loan Agreement, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. During the year ended December 31, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. During the year ended December 31, 2025, no PIPE warrants were exercised. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised.
In January 2025, we issued and sold (i) 24,014,728 ADSs and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the

2025 ADS Warrants become exercisable, we may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at our option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for our ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered. During the year ended December 31, 2025, 2,344,720 Pre-funded Warrants were exercised on a cashless basis.
We have incurred recurring losses since our inception, including net losses of $287.86 million and $155.1 million for the year ended December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025, we had an accumulated deficit of $822.6 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from the development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we complete our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate and accelerate plans for our NDA submission and commercial launch, although a majority of the planned commercialization activities will be subject to further Phase 3 data. In addition, our spending in the future may increase as we initiate our planned Phase2b/3 clinical trial in PTSD, or if we choose to expand into additional indications, or to initiate the development for different therapeutic candidates. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of December 31, 2025, we had cash and cash equivalents of $149.6 million. In February 2026, we issued and sold in an underwritten offering, or the February 2026 Offering, 17,500,000 ADSs at a public offering price of $8.00 per ADS, each representing one ordinary share, and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 1,250,000 ADSs at a public offering price of $7.9999 per Pre-funded Warrant. We received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and estimated offering costs. In February 2026, subsequent to the February 2026 Offering, we received net proceeds of $203.2 million following the exercise of 35,059,448 ADS warrants, which were issued on January 13, 2025. We believe that our existing cash and cash equivalents as of December 31, 2025, together with the net proceeds from the February 2026 Offering and the net proceeds from the exercise of all of our outstanding 2025 ADS Warrants, will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions and Changes in Regulatory Landscape
We continue to monitor current macroeconomic and geopolitical events, including, among others, financial and economic conditions (such as fluctuating inflation and interest rates, instability in the banking system, and fluctuations in foreign exchange rates) and the risk of an economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or disruption to U.S. government agencies, and significant changes in geopolitics and international tensions (such as from the effects from announced or future tariff increases, the war between Ukraine and Russia and conflict in the Middle East), for any potential impact that these or other events or conditions may have on our business.
Changes in policy or resources of governmental agencies, including, but not limited to, changes at the FDA, DEA, SEC, IRS and U.S. Patent and Trademark Office, could impact our business and results of operations. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of our current product or future products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. In addition, the ability of the DEA to inspect clinical trial sites and issue controlled substance licenses to our clinical trial sites in a timely manner and the ability of the FDA to review and clear or approve new products has in the past and may in the future be affected by changes in government budget and funding levels, the ability of the government to hire and retain key personnel, and shifting policy priorities. If we become negatively impacted by future governmental orders, regulations, policies or guidance or a prolonged government shutdown, there could be a material adverse effect on us and our business.
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
Operating Expenses
Research and Development
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will continue to increase as we seek to complete the clinical development for our investigational COMP360 psilocybin treatment for TRD and prepare for regulatory filings related to our COMP360 psilocybin treatment in TRD and initiate a new Phase 2b/3 clinical trial for our COMP360 psilocybin treatment in PTSD.
The successful development and commercialization of our investigational COMP360 psilocybin treatment is highly uncertain. This is due to the numerous risks and uncertainties associated with development and commercialization, including the following:
•successful completion of our Phase 3 trials in TRD and successful enrollment in and completion of our Phase 2b/3 trial in PTSD and future clinical trials;
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
General and Administrative
We anticipate we will continue to incur significant accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company. Subject to further Phase 3 data in 2026, we anticipate increases in both personnel and other expenses as we prepare for potential commercial operations, particularly as it relates to the planned sales and marketing activities of our therapeutic candidate.
Other Income, Net
Benefit from Research and Development Tax Credit
Benefit from R&D tax credit consists of the R&D tax credit received in the UK, which is recorded within other income, net. As a company that carries out extensive research and development activities, we have historically benefited from the Small and Medium sized Enterprise, or SME, Program and from January 1, 2025, the new merged regime. Qualifying expenditures largely comprise employment costs for research staff, consumables, a proportion of relevant, permitted sub-contract costs and certain internal overhead costs.
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible under the SME regime for the year ended December 31, 2024, and the new merged regime for the year ended December 31, 2025. For the year ended December 31, 2025, restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These restrictions and the application of the exceptions have been taken into account in the assessment of qualifying expenditure. We expect such elements to be eligible for R&D incentives in the future although there may be some limitations on expenditure on activities undertaken outside the UK.
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

Fair value changes of warrant liabilities
The fair value changes in warrant liabilities are attributable to the warrant liabilities which are subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the consolidated statements of operations and comprehensive loss.
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
UK losses not surrendered may be carried forward indefinitely and may be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits. After accounting for tax credits receivable, we had accumulated trading losses for carry forward in the UK of $577.9 million and $280.8 million as of December 31, 2025 and 2024, respectively, which is offset by a full valuation allowance.
During the years ended December 31, 2025 and 2024, we recorded a tax benefit of $2.5 million and income tax provision of $1.6 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
OPERATING EXPENSES:
Research and development	$118,436	$119,039
General and administrative	60,601	59,166
Total operating expenses	179,037	178,205
LOSS FROM OPERATIONS	(179,037)	(178,205)
OTHER (EXPENSE) INCOME, NET:
Fair value change of warrant liabilities	(122,561)	—
Benefit from R&D tax credit	3,747	21,097
Interest income	7,182	8,268
Foreign exchange gains (losses)	3,471	(1,032)
Interest expense	(4,517)	(4,479)
Other income	1,380	823
Total other (expense) income, net	(111,298)	24,677
Loss before income taxes	(290,335)	(153,528)
Income tax benefit (expense)	2,473	(1,594)
Net loss	$(287,862)	$(155,122)

Comparison For The Years Ended December 31, 2025 and 2024
Research and Development
Research and development expenses consist of the following (in thousands):

	Year ended December 31,
	2025	2024	Change
Development expenses	$82,372	$76,993	$5,379
Personnel expenses	24,420	26,707	(2,287)
Facilities and other expenses	6,556	5,030	1,526
Non-cash share-based compensation expense	5,088	10,309	(5,221)
Total research and development expenses	$118,436	$119,039	$(603)
For the year ended December 31, 2025, the decrease in research and development expenses, as compared to the same period in 2024, was primarily attributable to the following:
•a decrease in non-cash share-based compensation expense and personnel expenses as a result of decreased staffing levels associated with the reorganization that took place in the fourth quarter of 2024.
Offset by:
•an increase in development expenses associated with advancing our late-stage COMP360 clinical trials; and
•an increase in facilities and other expenses primarily due to an increase in external consulting fees.
We expect to continue to incur significant research and development costs at least through completion of our Phase 3 program for COMP360 psilocybin therapy in TRD and our late-stage development program in PTSD.

General and Administrative
General and administrative expenses consist of the following (in thousands):

	Year ended December 31,
	2025	2024	Change
Legal and professional fees	$23,521	$14,535	$8,986
Personnel expenses	19,716	23,422	(3,706)
Facilities and other expenses	8,862	12,001	(3,139)
Non-cash share-based compensation expense	8,502	9,208	(706)
Total general and administrative expenses	$60,601	$59,166	$1,435
For the year ended December 31, 2025, the increase in general and administrative expenses, as compared to the same period in 2024, was primarily attributable to the following:
•an increase in legal and professional fees, primarily related to issuance costs related to the January 2025 Financing as well as expenses associated with consulting, accounting and legal advice.
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
Other Income, Net
Other income, net consists of the following (in thousands):

	Year ended December 31,
	2025	2024	Change
Fair value change of warrant liabilities	$(122,561)	$—	$(122,561)
Benefit from R&D tax credit	3,747	21,097	(17,350)
Interest income	7,182	8,268	(1,086)
Interest expense	(4,517)	(4,479)	(38)
Foreign exchange gains (losses)	3,471	(1,032)	4,503
Other income	1,380	823	557
Total other (expense) income, net	$(111,298)	$24,677	$(135,975)

For the year ended December 31, 2025, the decrease in other (expense) income, net, as compared to the same period in 2024, was primarily attributable to the following:
•a decrease due to the change in fair value of the warrant liabilities during the period, related to the warrants issued in the January 2025 Financing; and
•a decrease in the benefit from R&D tax credit due to the uncertainty of meeting the R&D intensity condition and therefore eligibility for the enhanced effective rates, which is currently under discussion with the HMRC; and
•a decrease in interest income primarily due to interest earned on lower cash deposit levels.
Partially offset by:
•an increase due to foreign exchange gains following remeasurement of foreign currency denominated assets and liabilities; and
Comparison For The Years Ended December 31, 2024 and 2023
Please refer to the Annual Report on Form 10-K filed for December 31, 2024 for details on the comparisons for the years ended December 31, 2024 and 2023.
Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates. We currently expect that, if we receive marketing approval from the FDA for our first product candidate and are able to successfully launch and commercialize such product, we could begin generating revenue from product sales as early as next year. However, there can be no assurance as to the timing of any such approval, the success of any commercial launch, the level of market acceptance, or whether we will generate revenue on that timeline, if at all. We have primarily funded our operations with proceeds from the sale of our ordinary shares, ADSs, including our ATM offering program, proceeds from the Hercules Loan Agreement, and proceeds from the PIPE. The ATM offering program allows us to issue and sell from time to time up to $150.0 million of our ADSs. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, we entered into a new Sales Agreement under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of our ADSs, if any, will generally be made at market prices. To date, we have not sold any ADSs under this Sales Agreement. The Hercules Loan Agreement provided for aggregate maximum borrowings of up to $50.0 million, of which we have funded $30.0 million. Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. During the year ended December 31, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. During the year ended December 31, 2025, no PIPE warrants were exercised. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised for cash. In January 2025, we completed the January 2025 Financing in which we issued and sold ADSs and, in lieu of ADSs, Pre-funded Warrants to certain investors along with accompanying 2025 ADS Warrants to purchase ADSs. Through December 31, 2025, 2,344,720 Pre-funded Warrants were exercised. In February 2026, we issued and sold in an underwritten offering, or the February 2026 Offering, 17,500,000 ADSs at a public offering price of $8.00 per ADS, each representing one ordinary share, and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 1,250,000 ADSs at a public offering price of $7.9999 per Pre-funded Warrant.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating leases, and debt obligations under our Loan Agreement with Hercules described in the notes to our consolidated financial statements.

Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

to f	Year Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(157,240)	$(119,186)	$(38,054)
Net cash provided by financing activities	$140,712	$63,824	$76,888
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$1,045	$194	$851
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(15,483)	$(55,168)	$39,685

Net Cash Used in Operating Activities
Net cash used in operating activities increased during the year ended December 31, 2025, compared to the same period in 2024, primarily due to unfavorable working capital related activities of $26.0 million, as well as an increase of $120.7 million of non-cash adjustments, including the change in fair value of warrant liabilities of $122.6 million, which was offset by a $132.8 million increase in our net loss.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased during the year ended December 31, 2025, compared to the same period in 2024, primarily as a result of proceeds from the January 2025 Financing for the issuance of ADSs and the Pre-funded Warrants of $140.4 million, compared to the proceeds from the issuance of ordinary shares through our ATM facility of $26.2 million and the proceeds from the exercise of warrants of $37.3 million in 2024.
Funding Requirements
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we continue to advance our Phase 3 program of COMP360 in TRD and supporting clinical and preclinical studies and related preparatory work for an NDA submission, including a potential rolling NDA submission, as well as manufacturing activities and commercial preparedness activities, the majority of which will be subject to further Phase 3 data, and as we initiate our planned Phase 2b/3 clinical trial in PTSD. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expenses will increase as we:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and accelerate our plans for NDA submission;
•we prepare for commercial launch of COMP360 psilocybin treatment in TRD, if approved, including establishing a sales, marketing and distribution infrastructure and scaling-up manufacturing capabilities;
•advance our commercialization strategy;
•initiate and advance our Phase 2b/3 clinical trial in PTSD;
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
•establish and expand the network of public healthcare institutions and private clinics that could administer our investigational COMP360 psilocybin treatment if approved;
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
As of December 31, 2025, we had cash and cash equivalents of $149.6 million. In February 2026, we issued and sold in an underwritten offering, or the February 2026 Offering, 17,500,000 ADSs at a public offering price of $8.00 per ADS, each representing one ordinary share, and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 1,250,000 ADSs at a public offering price of $7.9999 per Pre-funded Warrant. We received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and estimated offering costs. In February 2026, subsequent to the February 2026 Offering, we received proceeds of approximately $203.2 million following the exercise of 35,059,448 2025 ADS Warrants. Upon exercise of these outstanding warrants, we issued 15,160,619 ADSs and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 19,898,829 ADSs.
We believe that our existing cash and cash equivalents, together with the net proceeds from the February 2026 Offering and the net proceeds from the exercise of all of our outstanding 2025 ADS Warrants, will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD, and clinical and preclinical supporting studies and related preparatory work for our planned NDA submission and potential commercialization activities;
•the progress, timing and completion of our Phase 2b/3 clinical trial in PTSD;
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
•the costs involved in growing our organization in the near term to the size needed to prepare for the potential commercialization of our investigational COMP360 psilocybin treatment in TRD and any future therapeutic candidates, including increases to personnel costs;
•the costs of developing sales and marketing capabilities to prepare for potential commercial launch of COMP360 psilocybin treatment in TRD to target public and private healthcare providers and clinic networks in the U.S. and other major markets;
•the costs of training qualified healthcare professionals to monitor and safeguard participants in our clinical trials;
•the costs of maintaining research collaborations, such as the Center for Mental Health Research, which includes conducting clinical trials, including proof of concept studies, to refine our treatment delivery model;
•the time and costs involved in generating and collecting data and advancing and defending our intellectual property portfolio, including the costs involved in filing patent applications and maintaining and enforcing patents or defending against claims of infringements or invalidity raised by third parties;
•the costs of developing, testing and deploying technology solutions or paying a third-party to provide such digital technology solutions to improve the patient experience and therapeutic process via third-party service providers or internally;
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
•the impact of macroeconomic and geopolitical events, including, among others, fluctuating inflation and interest rates, fluctuations in foreign exchange rates, the risk of economic slowdown or recession in the U.S., international tensions and changes in legislation and governmental policies and resources, including the effects of announced or future tariff increases; and
•the costs of operating as a public company.
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

As a Company, we currently meet the conditions of the SME regime. A large portion of costs relating to R&D, clinical trials and clinical manufacturing activities are eligible for inclusion within these tax credit cash rebate claims. We carry out extensive R&D activities and, therefore, have historically benefited from the UK R&D tax credit regime under the scheme for small or medium-sized enterprises, (“SME’s”). For accounting periods starting on or after April 1, 2024, the UK R&D regimes have changed, such that the effective cash credit will be 16.2% for in-house expenditure and 10.5% for any work that is contracted out.
However, new rules were introduced by the Finance Act 2024 for an enhanced rate of relief for research intensive companies (“ERIS”), which are approximately 27.0% for qualifying expenditure and approximately 17.5% for qualifying subcontracted expenditure (paid to an unconnected subcontractor). Beginning January 1, 2025, to be eligible as a research intensive company, the qualifying R&D expenditure for tax purposes must be at least 30% of the aggregate expenditure across the consolidated group. During the year ended December 31, 2024 the threshold was 40%.

For the years ended December 31, 2023 to 2025, we are currently having discussions with HMRC regarding whether we have met the R&D intensity condition and therefore are eligible for the enhanced effective rate due to uncertainties over whether impairments on intercompany loans and investments in subsidiary companies should be taken into account in determining the R&D intensity threshold. The outcome of this matter under discussion with HMRC is currently unknown. As a result of these discussions the Company recorded a change in estimate for the 2023 claim, which was initially recorded during the first quarter of 2025, of $4.1 million to reduce its receivable for amounts claimed at the enhanced rate. The

Company recorded a change in estimate for the 2024 claim, which was initially recorded during the year ended December 31, 2025, of $7.0 million to reduce its receivable for amounts previously claimed at the enhanced rate.

The Company believes that the impairments of intercompany loans and investments in subsidiary companies should be disregarded and that it meets the R&D intensity condition in the year ended December 31, 2023 and December 31, 2024. As the Company believes that it meets the R&D intensity condition for the year ended December 31, 2024, it should automatically fulfil the expenditure conditions to be eligible for the enhanced rate in the year ended December 31, 2025 as a company remains research intensive unless it fails to meet the eligibility requirement for two consecutive years. However, given the uncertainty over the outcome of the discussions with HMRC the enhanced R&D credits have not been reflected in the financial statements. If the Company reached a successful conclusion with HMRC additional credits of $4.1 million in the year ended December 31, 2023, $7.0 million in the year ended December 31, 2024 and $7.3 million in the year to December 31, 2025 could be claimed.

Qualifying expenditures largely comprise employment costs for research staff for which an estimate of time spent directly or indirectly supporting the pursuit of R&D activities is made, consumables, outsourced contract research organization costs, which are considered to be subcontracted costs, and utilities costs incurred as part of our research projects. A large portion of costs relating to R&D, clinical trials and manufacturing activities are eligible for inclusion within our tax credit cash rebate claims. For the year ended December 31, 2025, restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These restrictions and the application of the exceptions have been taken into account in the assessment of qualifying expenditure.

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

The classification of consumables, outsourced contract research organization costs and utilities costs are based on analysis undertaken by management relating to the direct nature of such costs. The costs incurred relate directly to our pursuit of R&D activities.

We have recorded a benefit from the R&D tax credit in other income of $3.7 million and $21.1 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, our tax incentive receivable from the UK government was $26.3 million and $20.7 million, respectively. During the year ended December 31, 2025, we did not receive any cash proceeds from the UK government in respect of prior year R&D tax credit claims.

Warrant Liabilities
We account for our warrants in accordance with the guidance contained in ASC Topic 815-40-15-7D, or Derivatives and Hedging, under which the warrants that do not meet the criteria for equity treatment must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our consolidated statements of operations and comprehensive loss. The fair values of these warrants are determined using the Black-Scholes pricing model.
The warrant liabilities are classified as current on the consolidated balance sheets due to the likelihood of exercise and it is reasonably expected that we would be required to use existing resources classified as current assets, or create other current liabilities, to settle the warrant liabilities at this time. Management reviews the classification of warrant liabilities at each reporting period to determine whether any change in classification is warranted based on changes in facts or circumstances, including the proximity to expiration or likelihood of exercise.
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
Interest Rate Risk
As of December 31, 2025, we held cash and cash equivalents of $149.6 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying United States and United Kingdom bank interest rates. Our surplus cash has been invested in interest-bearing savings and short-term deposits from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.
We have borrowed $30.0 million under our debt facility. Amounts outstanding under the debt facility bear interest at an annual rate equal to the greater of either (i) the prime rate as reported in The Wall Street Journal plus 1.50% or (ii) 9.75%. As of December 31, 2025, the carrying value of the term loan under the debt facility was $31.6 million.
Foreign Currency Exchange Risk
The functional currency of Compass Pathways plc and its wholly owned subsidiary Compass Pathfinder Holdings Limited is the U.S. Dollar, or USD. The functional currency of Compass Pathfinder Holdings Limited’s wholly owned non-U.S. subsidiary, Compass Pathfinder Limited, is British Pound Sterling and the functional currency of its U.S. subsidiary, Compass Pathways Inc. is USD. The functional currency of these subsidiaries is the same as the local currency.
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
We translate the assets and liabilities of Compass Pathfinder Limited into USD at the exchange rate in effect on the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income. For the year ended December 31, 2025, $3.5 million of unrealized gain on foreign currency translation was included in other comprehensive loss compared to an unrealized loss of $1.0 million for the year ended December 31, 2024.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are not an accelerated filer or large accelerated filer.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
U.S. Federal Income Tax Considerations for U.S. holders
The following is a description of the material U.S. federal income tax consequences to the U.S. Holders described below of owning and disposing of our ordinary shares or ADSs. It is not a comprehensive description of all tax considerations that may be relevant to a particular person’s decision to acquire securities. This discussion applies only to a U.S. Holder who holds our ordinary shares or ADSs as a capital asset for tax purposes (generally, property held for investment). In addition, it does not describe all of the tax consequences that may be relevant in light of a U.S. Holder’s particular circumstances, including state and local tax consequences, estate tax consequences, alternative minimum tax consequences, the special tax accounting rules under Section 451(b) of the Code, the potential application of the Medicare contribution tax, and tax consequences applicable to U.S. Holders subject to special rules, such as:
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
Based on the composition of our income and assets and the value of our assets, we believe that we were not a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2024 and our taxable year ended December 31, 2025. However, no assurances regarding our PFIC status can be provided for any past, the current, or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. If we are treated as a non-publicly traded CFC for the year being tested for purposes of the PFIC rules, the value of our assets will be measured by the adjusted tax basis of our assets. If we are a publicly traded CFC or not a CFC for such year, the value of our assets generally will be determined by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.

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
UK Taxation
The following is intended as a general guide to current UK tax law and HM Revenue & Customs, or HMRC, published guidance (which is not binding) applying as at the date of this Annual Report (both of which are subject to change at any time, possibly with retrospective effect) relating to the holding of ordinary shares or ADSs. It does not constitute legal or tax advice and does not purport to be a complete analysis of all UK tax considerations relating to the holding of ordinary shares or ADSs, or all of the circumstances in which holders of ordinary shares or ADSs may benefit from an exemption or relief from UK taxation. It is written on the basis that we do not (and will not) directly or indirectly derive 75% or more of its qualifying asset value from UK land, and that we are and will remain solely resident in the UK for tax purposes and will therefore be subject to the UK tax regime and not the U.S. tax regime save as set out above under “U.S. Federal Income Tax Considerations for U.S. Holders.”
Except to the extent that the position of non-UK resident persons is expressly referred to, this guide relates only to persons who are resident for tax purposes solely in the UK and do not have a permanent establishment, branch or agency (or equivalent) in any other jurisdiction with which the holding of our ordinary shares or ADSs is connected, or UK Holders, who are absolute beneficial owners of our ordinary shares or ADSs (and do not hold our ordinary shares or ADSs through an Individual Savings Account or a Self-Invested Personal Pension or any other wrapper or similar product).

This guide may not relate to certain classes of UK Holders, such as (but not limited to):
•persons who are connected with us;
•financial institutions;
•insurance companies;
•charities or tax-exempt organizations;
•collective investment schemes;
•pension schemes;
•market makers, intermediaries, brokers or dealers in securities or persons who hold ordinary shares or ADSs otherwise than as an investment; and
•persons who have (or are deemed to have) acquired their ordinary shares or ADSs by virtue of an office or employment or who are or have been our officers or employees or any of our affiliates.
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
THESE PARAGRAPHS ARE A SUMMARY OF CERTAIN UK TAX CONSIDERATIONS AND ARE INTENDED AS A GENERAL GUIDE ONLY. IT IS RECOMMENDED THAT ALL HOLDERS OF ORDINARY SHARES OR ADSs OBTAIN ADVICE AS TO THE CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSAL OF OUR ORDINARY SHARES OR ADSs (AS APPLICABLE) IN THEIR OWN PARTICULAR CIRCUMSTANCES FROM THEIR OWN TAX ADVISORS. IN PARTICULAR, NON-UK RESIDENT OR PERSONS SUBJECT TO TAXATION IN ANY JURISDICTION OTHER THAN THE UK ARE ADVISED TO CONSIDER THE POTENTIAL IMPACT OF ANY RELEVANT DOUBLE TAXATION AGREEMENTS.
Dividends
Withholding Tax
Dividends that we pay will not be subject to any withholding or deduction for or on account of UK tax.
Income Tax
An individual UK Holder may, depending on his or her particular circumstances, be subject to UK tax on dividends received from us. An individual holder of ordinary shares or ADSs who is not resident for tax purposes in the UK should not be chargeable to UK income tax on dividends received from us unless he or she carries on (whether solely or in partnership) a trade, profession or vocation in the UK through a permanent establishment, branch or agency to which our ordinary shares or ADSs (as applicable) are attributable. There are certain exceptions for trading in the UK through independent agents, such as some brokers and investment managers.
Dividend income is treated as the top slice of the total income chargeable to UK income tax for an individual UK Holder. An individual UK Holder who receives a dividend in the 2025/2026 tax year will be entitled to a tax-free allowance of £500. Income within the dividend allowance counts towards an individual’s basic, higher or additional rate limits and may, therefore, affect the level of personal allowance to which they are entitled. Dividend income received during the 2025/2026 tax year in excess of the relevant tax-free allowance will (subject to the availability of any income tax personal allowance) be taxed at 8.75% for the tax year 2025/2026 (rising to 10.75% for the tax year 2026/2027) to the extent the excess amount falls within the basic rate band, 33.75% for the tax year 2025/2026 (rising to 35.75% for the tax year 2026/2027) to the extent the excess amount falls within the higher rate band, and 39.35% (for the tax years 2025/2026 and 2026/2027) to the extent the excess amount falls within the additional rate band.

Corporation Tax
A corporate holder of ordinary shares or ADSs who is not resident for tax purposes in the UK should not be chargeable to UK corporation tax on dividends received from us unless it carries on (whether solely or in partnership) a trade in the UK through a permanent establishment to which our ordinary shares or ADSs (as applicable) are attributable.
Corporate UK Holders should not be subject to UK corporation tax on any dividend received from us so long as the dividends qualify for exemption, which should be the case, although certain conditions must be met. It should be noted that the exemptions, while of wide application, are not comprehensive and are subject to anti-avoidance rules in relation to a dividend. If the conditions for the exemption are not satisfied, or such anti-avoidance provisions apply or such UK Holder elects for an otherwise exempt dividend to be taxable, UK corporation tax will be chargeable on the amount of any dividends (at the current rate of 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000 with a marginal relief applying to profits between £50,000 and £250,000, in each case for the 2025/2026 tax year).
Chargeable Gains
A disposal or deemed disposal of ordinary shares or ADSs by a UK Holder may, depending on the UK Holder’s circumstances and subject to any available exemptions or reliefs (such as the annual exemption), give rise to a chargeable gain or an allowable loss for the purposes of UK capital gains tax (for individual UK Holders) and corporation tax on chargeable gains (for corporate UK Holders).
If an individual UK Holder who is subject to UK income tax at either the higher or the additional rate is liable to UK capital gains tax on the disposal of ordinary shares or ADSs, the capital gains tax rate is 24% (for the 2025/2026 tax year). For an individual UK Holder who is subject to UK income tax at the basic rate and liable to UK capital gains tax on such disposal, the current applicable rate would be 18% (for the 2025/2026 tax year), save to the extent that any capital gains when aggregated with the UK Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the capital gains tax rate currently applicable to the excess would be 24% (for the 2025/2026 tax year).
If a corporate UK Holder becomes liable to UK corporation tax on the disposal (or deemed disposal) of ordinary shares or ADSs, the main rate of UK corporation tax would apply (currently at 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000 with a marginal relief applying to profits between £50,000 and £250,000, in each case for the 2025/2026 tax year).
A holder of ordinary shares or ADSs that is not resident for tax purposes in the UK should not normally be liable to UK capital gains tax or corporation tax on chargeable gains on a disposal (or deemed disposal) of ordinary shares or ADSs, unless the person is carrying on (whether solely or in partnership) a trade, profession or vocation in the UK through a branch or agency (or, in the case of a corporate holder of ordinary shares or ADSs, through a permanent establishment) to which our ordinary shares or ADSs (as applicable) are attributable. However, an individual holder of ordinary shares or ADSs who has ceased to be resident for tax purposes in the UK or is treated as resident outside the UK for the purposes of a double taxation treaty for a period of five years or less and who disposes of ordinary shares or ADSs during that period of temporary non-residence may be liable on his or her return to the UK (or upon ceasing to be regarded as resident outside the UK for the purposes of any relevant double taxation treaty) to UK tax on any capital gain realized (subject to any available exemption or relief), despite the fact that the individual may not be resident in the UK at the time of the disposal.
Stamp Duty and Stamp Duty Reserve Tax
The discussion below relates to the holders of our ordinary shares or ADSs wherever resident, however it should be noted that special rules may apply to certain persons such as market makers, brokers, dealers or intermediaries.
Issue of Ordinary Shares
As a general rule (and except in relation to depositary receipt systems and clearance services (as to which see below)), no UK stamp duty or stamp duty reserve tax, or SDRT, is generally payable on the issue of the ordinary shares (including ordinary shares underlying our ADSs).
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
If an individual UK Holder who is subject to UK income tax at either the higher or the additional rate is liable to UK capital gains tax on the disposal of our warrants or (following exercise of a warrant) the underlying assets, the current applicable rate will be 24% (for the 2025/2026 tax year). For an individual UK Holder who is subject to UK income tax at the basic rate and liable to UK capital gains tax on such disposal, the current applicable rate would be 18% (for the 2025/2026 tax year), save to the extent that any capital gains when aggregated with the UK Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the rate currently applicable to the excess would be 24% (for the 2025/2026 tax year).
If a corporate UK Holder becomes liable to UK corporation tax on the disposal (or deemed disposal) of a warrant or (following the exercise of a warrant) the asset underlying the warrant, the main rate of UK corporation tax would apply (at 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000, with a marginal relief applied to profits between £50,000 and £250,000, in each case for the 2025/2026 tax year).
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

(b) Rule 10b5-1 Plans
During the three months ended December 31, 2025, none of our directors or executive officers adopted, terminated or modified the amount, pricing or timing provisions in any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the Investor Relations section of our website at ir.compasspathways.com under “Corporate governance documents.” Our website is not incorporated by reference in this filing. We will disclose any amendments to our code of business conduct and ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website or in filings under the Exchange Act as required by applicable law or the listing standards of the Nasdaq Stock Market.
The remaining information called for by this item, including information about our Directors, Executive Officers and Audit Committee and our insider trading policy (a copy of our insider trading policy is filed as Exhibit 19.1 to this report), will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

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
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Description of Securities	Form 10-K	001-39522	4.3	02/28/2023
4.4	Form of Lender Warrant	Form 8-K	001-39522	4.1	07/05/2023
4.5	Form of PIPE Investor Warrant	Form 8-K	001-39522	4.1	08/16/2023
4.6	Form of Pre-Funded Warrant	Form 8-K	001-39522	4.1	01/10/2025
4.7	Form of ADS Warrant	Form 8-K	001-39522	4.2	01/10/2025
10.1	Investment and shareholders’ agreement by and between COMPASS Rx Limited and the shareholders named therein, dated April 17, 2020 and amended and restated on August 7, 2020.	Form F-1	333-248484	10.1	8/28/2020
10.2#	2020 Employee Share Option and Incentive Plan with Non-Employee Sub-Plan and U.S. Sub-Plan, as amended.	Form F-1/A	333-248484	10.2	9/14/2020
10.3#	2020 Employee Share Purchase Plan	Form F-1/A	333-248484	10.3	9/14/2020

10.4	Form of Deed of Indemnity between COMPASS Pathways plc and each of its Directors and Officers.	Form F-1/A	333-248484	10.6	9/14/2020
10.5#	Form of Non-Qualified Share Option Agreement for Company Employees under the 2020 Share Option and Incentive Plan.	Form 8-K	001-39522	10.2	02/04/2022
10.6#	Restricted share unit award agreement for company employees under the COMPASS Pathways plc 2020 Share Option and Incentive Plan	Form 10-K	001-39522	10.12	02/28/2023
10.7#	Employment Agreement with Matthew Owens	10-K	001-39522	10.20	02/24/2022
10.8	Service Agreement by and between Movassate Family Trust and COMPASS Pathways Inc dated August 3, 2021	10-K	001-39522	10.22	02/24/2022
10.9	Master Research Collaboration Agreement by and among COMPASS Pathfinder Limited, King’s College London and South London and Maudsley NHS Foundation Trust, dated March 22, 2022	10-Q	001-39522	10.1	05/10/2022
10.10#	Form of Inducement Award Non-Qualified Share Option Agreement.	10-Q	001-39522	10.3	8/04/2022
10.11	License Agreement between Fora Space Limited and COMPASS Pathfinder Limited dated April 4, 2023.	10-Q	001-39522	10.1	05/11/2023
10.12	Securities Purchase Agreement, dated August 16, 2023, by and among the Company and the Purchasers.	8-K	001-39522	10.1	08/16/2023
10.13	Lease Agreement between Azul NYC LLC and COMPASS Pathways, Inc. dated September 28, 2023.	10-Q	001-39522	10.2	11/2/2023
10.14#	Employment Agreement dated May 7, 2020 by and between Compass Pathways and Mary-Rose Hughes, as amended	10-K	001-39522	10.24	02/29/2024
10.15#	Employment Agreement dated December 6, 2023, by and between Compass Pathways and Teri Loxam.	8-K	001-39522	10.1	12/07/2023
10.16#	Amendment to Employment Agreement dated August 1, 2023 by and between Kabir Nath and Compass Pathways, Inc. dated August 1, 2023	10-K	001-39522	10.26	02/29/2024
10.17#	Employment Agreement with Matthew Owens, as amended effective March 6, 2024	10-Q	001-39522	10.1	05/08/2024
10.18#	Amended and Restated Employment Agreement dated May 7, 2025 between Compass Pathfinder Limited and Kabir Nath	10-Q	001-39522	10.1	05/08/2025
10.19#	Settlement Agreement with Matthew Owens dated December 19, 2024	10-K	001-39522	10.22	02/27/2025
10.20#	Amendment dated May 7, 2025 to Employment Agreement dated December 6, 2023 between Compass Pathways, Inc. and Teri Loxam	10-Q	001-39522	10.2	05/08/2025
10.21#	Amended and Restated Employment Agreement dated May 7, 2025 between Compass Pathfinder Limited and Guy Goodwin	10-Q	001-39522	10.3	05/08/2025
10.22†	Amendment No. 1 dated April 30, 2025 to Master Research Collaboration Agreement by and among COMPASS Pathfinder Limited, King’s College London and South London and Maudsley NHS Foundation Trust, dated March 22, 2022	10-Q	001-39522	10.4	05/08/2025
10.23	License Agreement and Addendum between Fora Space Limited and COMPASS Pathfinder Limited dated June 6, 2025.	10-Q	001-39522	10.1	07/31/2025
10.23	Second Amendment to Loan and Security Agreement, dated as of June 30, 2023, by and among COMPASS Pathways plc, and its subsidiaries, the lenders party thereto and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent.	10-Q	001-39522	10.2	7/31/2025

10.24†	Third Amendment to Loan and Security Agreement, dated as of June 30, 2023, by and among COMPASS Pathways plc and its subsidiaries, the lenders party thereto and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent.	8-K	001-39522	10.1	01/07/2026
16.1	Letter from PwC UK to the Securities and Exchange Commission, dated April 16, 2025.	8-K	001-39522	16.1	04/16/2025
19.1	Compass Pathways plc Insider Trading Policy	10-K	001-39522	19.1	02/27/2025
21.1	Subsidiaries of COMPASS Pathways plc.	Form F-1	333-248484	21.1	8/28/2020
23.1*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
23.2*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principle Financial Officer
97.1	Compass Pathways plc Compensation Recovery Policy	10-K	001-39522	97.1	2/29/2024
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

INDEX TO THE FINANCIAL STATEMENTS
Consolidated Financial Statements of Compass Pathways Plc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Compass Pathways plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Compass Pathways plc and its subsidiaries (the "Company") as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, of shareholders' (deficit) equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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
F-1

Benefit from Research and Development Tax Credit

As described in Note 2 to the consolidated financial statements, the Company carries out extensive research and development (“R&D”) activities and benefits from the UK R&D tax credit regime. Under the UK R&D tax credit regime, the Company is able to claim a cash rebate based on a portion of such qualifying R&D expenditure. The Company assesses its research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the UK R&D tax credit regime and whether the claims will ultimately be realized based on the allowable reimbursable expense criteria established by the U.K. government, which are subject to interpretation. For the portion of the expense that the Company expects to qualify under the programs and plans to submit a claim for, the Company records a benefit within other (expense) income, net which is included in the loss before income tax. For the year ended December 31, 2025, the Company’s benefit from UK R&D tax credit was $3.7 million.

The principal consideration for our determination that performing procedures relating to the benefit from research and development tax credit is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s benefit from the UK R&D tax credit.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating management’s determination that the nature of the activities performed by the Company qualify for the UK R&D tax credit regime; (ii) for a sample of R&D expenditures, testing accuracy and existence by obtaining and inspecting source documents, such as the underlying contracts or agreements, purchase orders, invoices, payroll records, and information received from certain third party service providers, where applicable, and testing the eligibility and classification of expense type based on the relevant tax laws; (iii) testing management’s calculation of qualifying expenses based on the rates in the relevant tax laws; and (iv) testing management’s calculation of the UK R&D tax credit in accordance with relevant tax laws.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 24, 2026

We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Compass Pathways plc

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Compass Pathways plc and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, of shareholders’ (deficit) equity, and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Reading, United Kingdom
February 27, 2025

We served as the Company's auditor from 2018 to 2025.

COMPASS PATHWAYS PLC
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,608	$165,081
Restricted cash	379	389
Prepaid expenses and other current assets	41,503	35,821
Total current assets	191,490	201,291
NON-CURRENT ASSETS:
Operating lease right-of-use assets	3,424	2,006
Deferred tax assets	3,751	3,774
Long-term prepaid expenses and other assets	11,684	6,595
Total assets	$210,349	$213,666
LIABILITIES AND SHAREHOLDERS' (DEFICIT)/EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,222	$12,283
Accrued expenses and other liabilities	9,214	14,495
Debt, current portion	17,523	5,513
Operating lease liabilities - current	2,110	1,725
Warrant liabilities	203,726	—
Total current liabilities	247,795	34,016
NON-CURRENT LIABILITIES:
Debt, non-current portion	14,110	24,652
Operating lease liabilities - non-current	1,292	303
Total liabilities	263,197	58,971
Commitments and contingencies (Note 14)
SHAREHOLDERS' (DEFICIT)/EQUITY:
Ordinary shares, £0.008 par value; 96,085,785 and 68,552,215 shares authorized, issued and outstanding at December 31, 2025 and 2024, respectively	973	702
Additional paid-in capital	783,562	704,919
Accumulated other comprehensive loss	(14,789)	(16,194)
Accumulated deficit	(822,594)	(534,732)
Total shareholders' (deficit)/equity	(52,848)	154,695
Total liabilities and shareholders' (deficit)/equity	$210,349	$213,666

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Year Ended December 31,
	2025	2024
OPERATING EXPENSES:
Research and development	$118,436	$119,039
General and administrative	60,601	59,166
Total operating expenses	179,037	178,205
LOSS FROM OPERATIONS:	(179,037)	(178,205)
OTHER (EXPENSE) INCOME, NET:
Fair value change of warrant liabilities	(122,561)	—
Benefit from R&D tax credit	3,747	21,097
Interest income	7,182	8,268
Interest expense	(4,517)	(4,479)
Foreign exchange gains (losses)	3,471	(1,032)
Other income	1,380	823
Total other (expense) income, net	(111,298)	24,677
Loss before income taxes	(290,335)	(153,528)
Income tax benefit (expense)	2,473	(1,594)
Net loss	$(287,862)	$(155,122)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(3.08)	$(2.30)
Weighted average ordinary shares outstanding—basic and diluted	93,504,836	67,482,902

Net loss	$(287,862)	$(155,122)
Other comprehensive loss:
Foreign exchange translation adjustment	1,405	732
Comprehensive loss	$(286,457)	$(154,390)

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Shareholders’ (Deficit) Equity
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES		ADDITIONAL PAID-IN CAPITAL		ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME		ACCUMULATED DEFICIT		TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY
	£0.008 PAR VALUE
	SHARES	AMOUNT	AMOUNT		AMOUNT		AMOUNT		AMOUNT
Balance at December 31, 2023	61,943,471	$635	621,645		$(16,926)		$(379,610)		$225,744
Issuance of ordinary shares under ATM facility, net of issuance costs	2,509,798	25	26,194		—		—		26,219
Issuance of warrants to purchase ordinary shares	3,752,050	38	37,220		—		—		37,258
Exercise of share options	189,214	2	219		—		—		221
Issuance of ordinary shares to settle vested restricted stock units	83,527	1	(1)		—		—		—
Issuance of ordinary shares under employee share purchase plan	74,155	1	364		—		—		365
Shares tendered for withholding taxes	—	—	(239)		—		—		(239)
Share-based compensation expense	—	—	19,517		—		—		19,517
Unrealized gain on foreign currency translation	—	—	—		732		—		732
Net loss	—	—	—		—		(155,122)		(155,122)
Balance at December 31, 2024	68,552,215	$702	704,919		$(16,194)		$(534,732)		$154,695
Issuance of ordinary shares, net of issuance costs	24,014,728	233	54,584						54,817
Exercise of share options	925,179	10	25	—	—	—	—	—	35
Issuance of ordinary shares to settle vested restricted stock units	156,245	2	(1)		—		—		1
Issuance of ordinary shares under employee share purchase plan	92,752	1	318						319
Issuance of ordinary shares to settle warrant exercised	2,344,666	25	10,127		—		—		10,152
Share-based compensation expense	—	—	13,590		—		—		13,590
Unrealized gain on foreign currency translation	—	—	—		1,405		—		1,405
Net loss	—	—	—		—		(287,862)		(287,862)
Balance at December 31, 2025	96,085,785	$973	783,562		$(14,789)		$(822,594)		$(52,848)

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS PATHWAYS PLC
Consolidated Statements of Cash Flows
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(287,862)	$(155,122)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	216	233
Non-cash interest	1,468	1,408
Non-cash gain (loss) on foreign currency remeasurement	(1,152)	755
Non-cash share-based compensation	13,590	19,517
Non-cash lease expenses	2,410	2,300
Transaction costs allocated to warrants	5,778	—
Fair value change of warrant liabilities	122,561	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,238)	3,220
Deferred and prepaid tax assets	23	686
Other assets	(4,711)	135
Operating lease liabilities	(2,452)	(2,265)
Accounts payable	2,034	6,590
Accrued expenses and other liabilities	(5,905)	3,357
Net cash used in operating activities	(157,240)	(119,186)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares and Pre-funded Warrants, net of issuance costs	140,357	26,219
Proceeds from the exercise of warrants	—	37,258
Proceeds from the vesting of restricted share units	1	—
Payments of withholding tax on stock award	—	(239)
Proceeds from the issuance of shares under the employee share purchase plan	319	365
Proceeds from exercise of options	35	221
Net cash provided by financing activities	140,712	63,824
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,045	194
Net (decrease)/increase in cash, cash equivalents and restricted cash	(15,483)	(55,168)
Cash, cash equivalents and restricted cash, beginning of the period	165,470	220,638
Cash, cash equivalents and restricted cash, end of the period	$149,987	$165,470
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,050	$3,070
Cash paid for taxes	$755	$1,121
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$149,608	$165,081
Short-term restricted cash	379	389
Total cash, cash equivalents and restricted cash	$149,987	$165,470

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
The Company has funded its operations with proceeds from the sale of its ordinary shares, American Depository Shares, or ADSs, including in its offerings pursuant to its at-the-market, or ATM, offering program, proceeds from a loan agreement with Hercules Capital, Inc., and proceeds from a private placement transaction, or the PIPE. The Company was party to a Sales Agreement for its ATM offering program, dated October 8, 2021, with TD Securities (USA) LLC, or TD Cowen, under which the Company was able to issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through TD Cowen as the sales agent. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, the Company sold 5,491,836 ADSs under the Company's ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, the Company entered into a new Sales Agreement to govern the Company’s ATM offering program with TD Cowen, or the Sales Agreement, under which the Company may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of its ADSs, if any, will generally be made at market prices. To date, the Company has not sold any ADSs under this Sales Agreement.
On June 30, 2023, the Company entered into a Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. During December 31, 2024, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. During the year ended December 31, 2025 no PIPE warrants were exercised. The Company will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised for cash.
In January 2025, the Company issued and sold (i) 24,014,728 American Depositary Shares, each representing one ordinary share, nominal value £0.008 each, of the Company and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, pre-funded warrants, or Pre-funded Warrants, to purchase up to 11,044,720 ADSs and accompanying ADS warrants, or 2025 ADS Warrants, to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered. During the year ended December 31, 2025, 2,344,720 Pre-funded Warrants were exercised.
The Company has incurred recurring losses since its inception, including net losses of $287.9 million and $155.1 million for the years ended December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025, the Company had an accumulated deficit of $822.6 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of December 31, 2025 of $149.6 million, together with the $140.5 million net proceeds from the February 2026 Offering and the $203.2 million net proceeds from the exercise of all of our outstanding 2025 ADS Warrants, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
Market volatility, geopolitical tensions or instability (including from the effects of announced or future tariff increases), geopolitical conflict (such as the war between Ukraine and Russia and conflict in the Middle East), fluctuating inflation and interest rates and the related impact on U.S., UK and global economies, instability in the banking system, the risk of an economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or the disruption to U.S. government agencies or other factors could adversely impact the Company’s operations, financial results and ability to raise additional funding.
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
Restricted Cash
Restricted cash represents a collateral deposit for employee credit cards.
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

Impairment of Long-Lived Assets
The Company evaluates assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses or had triggering events related to its underlying assets for the years ended December 31, 2025 and 2024.
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
Operating segments are identified as components of an entity that meet all of the following criteria: i) engage in business activities from which it may incur expenses; ii) operating results are regularly reviewed by the chief operating decision maker, to allocate resources and assess performance; iii) discrete financial information is available. The Company’s chief operating decision maker ("CODM"), is the Chief Executive Officer. The Company views its operations and manages its business as one operating segment. The CODM uses ‘total operating expenses,’ research and development and general and administrative ‘expenses by category,’ ‘loss before income taxes’ and ‘total assets’ to assess performance and decide how to allocate resources. The CODM also uses ‘total operating expenses’ ‘expenses by category’ and ‘loss before income taxes’ to monitor budget versus actual results to assess performance. Loss before income taxes is reported on the consolidated statements of operations and comprehensive loss. The measure of assets is reported on the consolidated balance sheets as total assets. As the Company operates in one operating segment, all required financial segment information can be found in these consolidated financial statements. All additional disclosures can be found in Note 15 below.

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
There have been no performance or market conditions attached to the share options granted by the Company to date. The fair value of each share option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 10 for the Company’s assumptions used in connection with option grants made during the periods covered by these consolidated financial statements. Assumptions used in the option pricing model include the following:
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
Foreign Currency Translation
The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The functional currency of Compass Pathways plc and its wholly owned subsidiary Compass Pathfinder Holdings Limited is the U.S. Dollar (“USD”). The functional currency of Compass Pathfinder Holdings Limited’s wholly owned non-U.S. subsidiary, Compass Pathfinder Limited, is British Pound Sterling and the functional currency of its U.S. subsidiary, Compass Pathways Inc. is USD. The functional currency of these subsidiaries is the same as the local currency.
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
The Company accounts for uncertainty in income taxes in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefit that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties. As of December 31, 2025 and 2024, the Company has not identified any material uncertain tax positions.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024 no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.
Benefit from Research and Development Tax Credit
The Company carries out extensive research and development (“R&D”) activities and benefits from the UK R&D tax credit regime. Under the UK R&D tax credit regime, the Company is able to claim a cash rebate based on a portion of such qualifying R&D expenditure. The Company assesses its research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the UK R&D tax credit regime and whether the claims will ultimately be realized based on the allowable reimbursable expense criteria established by the U.K. government, which are subject to interpretation. For the portion of the expense that the Company expects to qualify under the programs and plans to submit a claim for, the Company records a benefit within other (expense) income, net which is included in the loss before income tax.
As a Company, we currently meet the conditions of the SME regime. A large portion of costs relating to R&D, clinical trials and clinical manufacturing activities are eligible for inclusion within these tax credit cash rebate claims. We carry out extensive R&D activities and, therefore, have historically benefited from the UK R&D tax credit regime under the scheme for small or medium-sized enterprises, (“SME’s”). For accounting periods starting on or after April 1, 2024, the UK R&D regimes have changed, such that the effective cash credit will be 16.2% for in-house expenditure and 10.5% for any work that is contracted out.
However, new rules were introduced by the Finance Act 2024 for an enhanced rate of relief for research intensive companies (“ERIS”), which are approximately 27.0% for qualifying expenditure and approximately 17.5% for qualifying subcontracted expenditure (paid to an unconnected subcontractor). Beginning January 1, 2025, to be eligible as a research intensive company, the qualifying R&D expenditure for tax purposes must be at least 30% of the aggregate expenditure across the consolidated group. During the year ended December 31, 2024 the threshold was 40%.
For the years ended December 31, 2023 to 2025, the Company is currently having discussions with HMRC regarding whether it has met the R&D intensity condition and therefore are eligible for the enhanced effective rate due to uncertainties over whether impairments on intercompany loans and investments in subsidiary companies should be taken into account in determining the R&D intensity threshold. The outcome of this matter under discussion with HMRC is currently unknown. As a result of these discussions the Company recorded a change in estimate for the 2023 claim, which was initially recorded during the first quarter of 2025, of $4.1 million to reduce its receivable for amounts claimed at the enhanced rate. The Company recorded a change in estimate for the 2024 claim, which was initially recorded during the year ended December 31, 2025, of $7.0 million to reduce its receivable for amounts previously claimed at the enhanced rate.
The Company believes that the impairments of intercompany loans and investments in subsidiary companies should be disregarded and that it meets the R&D intensity condition in the year ended December 31, 2023 and December 31, 2024. As the Company believes that it meets the R&D intensity condition for the year ended December 31, 2024, it should automatically fulfil the expenditure conditions to be eligible for the enhanced rate in the year ended December 31, 2025 as a company remains research intensive unless it fails to meet the eligibility requirement for two consecutive years. However, given the uncertainty over the outcome of the discussions with HMRC the enhanced R&D credits have not been reflected in the financial statements. If the Company reached a successful conclusion with HMRC additional credits of $4.1 million in the year ended December 31, 2023, $7.0 million in the year ended December 31, 2024 and $7.3 million in the year to December 31, 2025 could be claimed.
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

Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2025 and 2024, the only component of accumulated other comprehensive loss is foreign currency translation adjustment.
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

On January 13, 2025, in connection with the 2025 Financing, the Company issued and sold (i) 24,014,728 ADSs, each representing one ordinary share, (ii) in lieu of ADSs, Pre-funded Warrants to purchase up to 11,044,720 ADSs, and (iii) accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs, each representing one ordinary share. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the 2025 ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered. The Company assessed all terms and features of the Pre-funded Warrants and the 2025 ADS Warrants in order to determine accounting classification of the warrants as equity or liability. As part of this analysis, the Company determined it appropriate to account for the Pre-funded Warrants and 2025 ADS Warrants as liabilities.
We account for the warrants in accordance with the guidance contained in ASC Topic 815-40-15-7D, (“Derivatives and Hedging”), under which the warrants that do not meet the criteria for equity treatment must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our consolidated statements of operations and comprehensive loss. The fair values of these warrants are determined using the Black-Scholes pricing model.
The warrant liabilities are classified as current on the consolidated balance sheets due to the likelihood of exercise and it is reasonably expected that the Company would be required to use existing resources classified as current assets, or create other current liabilities, to settle the warrant liabilities at this time. Management reviews the classification of warrant liabilities at each reporting period to determine whether any change in classification is warranted based on changes in facts or circumstances, including the proximity to expiration or likelihood of exercise.
The Company measured warrants at inception at fair value using the Black-Scholes valuation model. Assumptions used in the warrant pricing model include the following:
Expected volatility. The Company calculates expected volatility based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the awards. The Company believes that its historical volatility is representative of future stock price volatility. In some situations the Company may lack sufficient company-specific historical data, in which the Company will estimate its expected volatility using a blended rate of: (1) historical volatility of publicly traded peer companies and (2) the Company’s historical volatility since being publicly traded since September 2020.
Expected term. The expected term of the Hercules warrants is 7.5 years. The expected term of the PIPE Warrants is 1.1 year. The expected term of the Pre-funded Warrants and the 2025 ADS Warrant is 3 years.
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
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU prospectively and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.
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
3. Fair Value of Financial Assets and Liabilities
The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	43,053	—	—	43,053
	$43,053	$—	$—	$43,053

	Fair Value Measurements
	as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	41,355	—	—	41,355
	$41,355	$—	$—	$41,355
During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3. Excluded from the table above, is $60.8 million and $73.7 million, as of December 31, 2025 and 2024, respectively, of cash held in notice accounts of less than 90 days, for which the carrying value approximates fair value due to the short-term nature.

4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
UK R&D tax credit	$15,387	$20,712
Prepaid research and development	17,102	11,332
Prepaid income tax	3,434	197
Other current assets	5,580	3,580
	$41,503	$35,821

For the years ended December 31, 2023 to 2025, the Company is uncertain whether it met the R&D intensity condition and is eligible for the enhanced effective rate due to uncertainties over whether impairments on intercompany loans and investments in subsidiary companies should be taken into account in determining the R&D intensity threshold. This matter is currently under discussion with HMRC and the outcome is unknown. Given the uncertainty over the outcome of the discussions with HMRC, the enhanced R&D credits as a research intensive company have not been reflected in the financial statements. As a result of these discussions the Company recorded a change in estimate for the 2023 claim, which was initially recorded during the first quarter of 2025, of $4.1 million to reduce its receivable for amounts claimed at the enhanced rate. The Company recorded a change in estimate for the 2024 claim, which was initially recorded during the year ended December 31, 2025, of $7.0 million to reduce its receivable for amounts previously claimed at the enhanced rate. If the Company reaches a successful conclusion with HMRC, additional credits of $4.1 million in the year ended December 31, 2023, $7.0 million in the year ended December 31, 2024 and $7.3 million in the year to December 31, 2025 could be claimed.
5. Long-term Prepaid Expenses and Other Assets
Long-term prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2025	2024
UK R&D tax credit	$10,950	$—
Prepaid research and development - long-term	—	5,737
Other assets	734	858
	$11,684	$6,595
6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefit costs	$5,445	$7,914
Accrued research and development expense	1,868	3,724
Accrued professional expenses	1,342	1,532
Other liabilities	559	1,325
	$9,214	$14,495
7. Debt
On June 30, 2023, or the Effective Date, the Company entered into the Loan Agreement with Hercules, which was subsequently amended on October 31, 2024, and July 30, 2025 (the “Loan Agreement”). The Company evaluated the amendments in accordance with applicable accounting guidance and concluded that they did not result in a debt modification or extinguishment. The Loan Agreement provides for aggregate maximum borrowings of up to $50.0 million, consisting of (i)

a term loan of $30.0 million, which was funded on the Effective Date, and (ii) subject to the approval of Hercules’ investment committee in its sole discretion, and available during the interest-only period, an additional term loan of $20.0 million.
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
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the consolidated balance sheets. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants, and $1.4 million of end of term charges. The fees, transaction costs, and the end of term charges are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Loan Agreement was 14.8% as of December 31, 2025.

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

The Loan Agreement includes a financial covenant requiring us to maintain a minimum level of $22.5 million of cash during the period commencing on July 1, 2024 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $750.0 million. The Company was in compliance with all covenants of the Loan Agreement as of December 31, 2025 and 2024.
Long-term debt consisted of the following (in thousands):

	December 31,
	2025	2024
Term loan payable	$30,000	$30,000
End of term charge	1,425	1,425
Future principal payments and end of term charge	$31,425	$31,425
PIK interest payable	1,088	649
Unamortized debt issuance costs	(880)	(1,909)
Carrying value of long-term debt	$31,633	$30,165
Less: current portion	(17,523)	(5,513)
Non-current portion	$14,110	$24,652
Future principal payments, including End of Term Charge, are as follows (in thousands):

Year ending December 31, 2026	18,252
Year ending December 31, 2027	13,173
Total	$31,425
Interest expense associated with the Loan Agreement for the years ended December 31, 2025 and 2024 was $4.5 million and $4.5 million, respectively.
8. Fair Value Measurements
The following table presents, as of December 31, 2025, information about the Company’s warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	January 13, 2025		December 31, 2025
	Level	Amount	Level	Amount
Warrant Liabilities:
Pre-funded Warrants	2	$37,220	2	$60,029
2025 ADS Warrants	3	55,726	3	143,697
Total Warrant Liabilities		$92,946		$203,726
The Pre-funded Warrants and 2025 ADS Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as both warrants contain contingent exercise provisions that do not meet the requirements of the indexation guidance under ASC 815-40 and could require the Company to pay cash to settle the warrants. The warrants are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statements of operations and comprehensive loss.
The Pre-funded Warrants are considered to be Level 2 in the fair value hierarchy as the inputs used to determine fair market value are observable against the Company’s stock price. The 2025 ADS Warrant are considered to be Level 3 in the fair value hierarchy as they have been recorded at fair value using the Black-Scholes model, using unobservable assumptions that have been probability-weighted for specified data milestones. As of December 31, 2025, the assumptions are as follows:

	January 13, 2025	December 31, 2025
Exercise price	$5.7960	$5.7960
Market price	$3.37	$6.90
Volatility	146.1% to 158.7%	143.4% to 144.8%
Risk-free rate	4.6%	3.6%
Dividend yield	—%	—%
Term (in years)	4.0 to 4.4 years	3.1 to 3.2 years
The following table reflects the fair value of the Company’s warrant liabilities for the year ended December 31, 2025:

	Pre-Funded Warrants	ADS Warrants
Fair value as of December 31, 2024	$—	$—
Initial fair value as of January 13, 2025	37,220	55,726
Exercise of warrant liabilities	(10,153)	—
Fair value change of warrant liabilities	32,962	87,971
Fair value as of December 31, 2025	$60,029	$143,697
The fair value change of warrant liabilities at December 31, 2025 was $122.6 million, which included a $1.6 million loss upon issuance of the Pre-funded warrants and a $120.9 million loss in fair value between the initial fair value and the fair value as of the balance sheet date. During the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

9. Shareholders’ Equity
Ordinary Shares
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2025, no cash dividends had been declared or paid by the Company.
During the years ended December 31, 2025 and 2024, the Company issued ordinary shares in the amount of 925,179 and 189,214, respectively, to settle share options exercised by employees and non-employees.
During the year ended December 31, 2025, a total of 189,174 restricted share units vested, of which 156,245 shares were issued and 32,929 shares were settled.
During the year ended December 31, 2024, a total of 107,644 restricted share units vested, of which 83,527 shares were issued and 24,117 shares were settled.
During the years ended December 31, 2025 and 2024, the Company issued in total 92,752 and 74,155 shares, respectively, under the employee share purchase plan.
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

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share, at a purchase price of $9.93 per ADS. The PIPE Warrants became exercisable for a three year period beginning in February 2024. During December 31, 2024, PIPE Warrants were exercised for 3,752,050 ADSs, resulting in $37.3 million in exercise proceeds. During the year ended December 31, 2025, no PIPE warrants were exercised.

Liability-classified
On January 13, 2025, in connection with the 2025 Financing, the Company issued and sold (i) 24,014,728 ADSs, each representing one ordinary share, (ii) in lieu of ADSs, Pre-funded Warrants to purchase up to 11,044,720 ADSs, and (iii) accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs, each representing one ordinary share. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants have an exercise price of $5.7960 per ADS and are exercisable following a specified data milestone. The 2025 ADS Warrants will expire three years after such warrants become exercisable. Once the 2025 ADS Warrants become exercisable, the Company may force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered. During the year ended December 31, 2025, 2,344,720 Pre-funded Warrants were exercised, resulting in a $10.2 million reduction in warrant liabilities.
The 2025 Financing comprised of ADSs, Pre-funded Warrants and 2025 ADS Warrants, resulted in aggregate proceeds of $149.8 million, with issuance costs of $9.4 million. Since the Pre-funded Warrants and 2025 ADS Warrants have been classified as a liability and recorded at fair value with changes in fair value recorded in the consolidated income statement, the aggregate proceeds have been allocated first to these warrants at their respective fair values at the issuance date. The residual has been allocated to the ADSs issued as part of the 2025 Financing and recognized within equity.
10. Share-Based Compensation
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
As of December 31, 2025, the Company was authorized to issue a total of 417,254 ordinary shares underlying outstanding options granted under the 2017 Plan prior to our initial public offering, or IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation and leadership development committee. The total number of ordinary shares that were authorized for issuance under the 2020 Plan is 10,680,217 shares as of December 31, 2025, of which 3,184,218 shares remained available for future grant.
The options granted in 2025 under the 2020 Plan to employees generally expire 10 years from the date of grant. There are three potential vesting terms for the 2025 grants including: (i) 25% per year over four year service period, (ii) four year service period with 25% of the vesting on the first anniversary of the commencement date and the balance vesting monthly over the remaining years; and (iii) monthly vesting over four year service period.

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

Restricted Share Units
A summary of the changes in the Company’s unvested restricted share units during the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and Outstanding as of December 31, 2024	658,553	$10.96
Granted	531,110	3.76
Vested	(189,174)	11.21
Forfeited	(226,062)	8.12
Unvested and Outstanding as of December 31, 2025	774,427	$6.79
As of December 31, 2025 and 2024, there was $3.8 million and $5.5 million of unrecognized compensation cost related to unvested restricted share units, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 2.8 years, respectively. The exercise price of restricted share units is at a nominal value less than £0.01 per share.

Share Options
The following table summarizes the Company’s share options activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	8,235,619	$12.01	6.95	$6,009
Granted	2,581,977	$6.19
Exercised	(925,179)	$0.08
Cancelled or forfeited	(2,289,124)	$15.13
Outstanding as of December 31, 2025	7,603,293	$10.52	6.87	$10,972
Exercisable as of December 31, 2025	4,492,506	$13.58	5.67	$3,950
Unvested as of December 31, 2025	3,110,787	$6.11	8.62	$7,022
The aggregate intrinsic value of options exercised during the years ended December 31, 2025, and 2024 was $3.5 million and $1.2 million, respectively.
The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.
The weighted average grant-date fair value of share options granted was $2.48 and $7.00 per share during the years ended December 31, 2025 and 2024.
As of December 31, 2025 and 2024, there was $15.0 million and $25.5 million of unrecognized compensation cost related to unvested share options, which is expected to be recognized over a weighted-average period of 2.2 years and 2.4 years, respectively.
Share Option Valuation
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the share options granted to employees and directors during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Expected option life (years)	5.0 years	5.1 years
Expected volatility	89.42%	86.05%
Risk-free interest rate	4.06%	4.12%
Expected dividend yield	—%	—%

Share-based Compensation Expense
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	5,088	10,309
General and administrative	8,502	9,208
Total share-based compensation expense	$13,590	$19,517

11. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
United Kingdom	(293,932)	(156,711)
Foreign	3,597	3,183
Loss before provision for income taxes	(290,335)	(153,528)
The provision for income taxes for the years ended December 31, 2025 and 2024 was computed at the UK statutory income tax rate. The income tax provision for the years then ended comprised (in thousands):

	Year Ended December 31,
	2025	2024
Current income tax provision
United Kingdom	$—	$—
Foreign	(2,495)	2,031
Total current (benefit) expense:	$(2,495)	$2,031

Deferred income tax (benefit) expense:
United Kingdom	—	—
Foreign	22	(437)
Total deferred income tax (benefit) expense:	$22	$(437)

Total provision for income taxes	$(2,473)	$1,594

A reconciliation of income tax expense computed at the statutory UK corporation tax rate to income taxes as reflected in the consolidated financial statements, in accordance with the guidance in ASU 2023-09, is as follows (in thousands):

	Year Ended December 31,
	2025
	Amount	Rate
Pretax loss	$(290,335)
UK Federal Statutory Tax Rate	(72,584)	25.0%
Foreign tax effects:
United States:
Foreign rate differential	(144)	—%
Foreign-derived intangible income (FDII) deduction	(2,772)	1.0%
Tax credits - federal research and development credit	(1,478)	0.5%
State and local income taxes, net of federal benefit	19	—%
Other	1,005	(0.3)%
Change in valuation allowance	21,860	(7.5)%
Nontaxable or nondeductible items
R&D deduction	(64)	—%
R&D deductions surrendered	138	—%
R&D credit included in profit before tax	3,305	(1.1)%
Change in fair value warrant liabilities	42,572	(14.7)%
Group relief	1,705	(0.6)%
Other	3,965	(1.4)%
Income tax benefit	$(2,473)	0.9%
A reconciliation of income tax expense computed at the statutory UK corporation tax rate to income taxes as reflected in the consolidated financial statements, in accordance with the guidance prior to the adoption of ASU 2023-09, is as follows (in thousands):

Year Ended December 31,
2024
Corporation tax at UK statutory rate	$(38,382)
Permanent differences	27
UK R&D tax credit	14,375
Change in valuation allowance	25,410
State income taxes	57
Deferred tax asset true-up	676
Return to provision	(1,214)
Share-based compensation	774
Change in UK tax rate	—
Other	(129)
$1,594
The Company's effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to New York and New York City, where the Company has significant business activities. These states have higher tax rates compared to other jurisdictions where the Company operates, and together, they account for more than half of the Company's total state tax expense.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Net operating loss carryforward	$110,742	$84,927
Reserves and accruals	2,954	647
Share-based compensation	18,662	18,205
Charitable contributions	44	126
Total deferred tax assets	132,402	103,905

Valuation allowance	(128,651)	(100,090)

Depreciation	—	(41)
Total deferred tax liabilities	—	(41)
Net deferred tax assets	$3,751	$3,774

As of December 31, 2025 and 2024, the Company had UK net operating loss carryforwards of approximately $577.9 million, and $280.8 million, respectively, that can be carried forward indefinitely.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024 related primarily to the increases in net operating loss and were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Valuation allowance at beginning of year	$100,090	$76,072
Increases recorded to income tax provision	21,860	25,411
Increases recorded to CTA	6,701	(1,393)
Valuation allowance at end of year	$128,651	$100,090
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2025 and 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net UK deferred tax assets as of December 31, 2025 and 2024. The deferred tax asset recognized relates entirely to the US entity.
The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2025 and 2024.
The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
The Company and its subsidiaries file corporation tax returns in the UK and income tax returns in the U.S. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities, if such tax attributes are utilized in a future period.

The following summarizes the Company’s income taxes paid, net of refunds received for the year presented below, in accordance with the guidance in ASU 2023-09 (in thousands):

Year Ended December 31,
2025
United Kingdom	$—
United States	755
Total	$755

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduced multiple U.S. federal income tax changes such as deductibility of domestic research and development expenses, deductibility on certain property additions and limitations on interest expense deduction. The OBBBA did not have a material impact on the Company’s financial position, results of operations and cash flows for the year ended December 31, 2025. The Company will continue to evaluate the impact of the OBBBA as further information becomes available.
12. Net Loss Per Share
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
The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the years ended December 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Employee share purchase plan	29,943	37,755
Unvested restricted share units	774,427	658,553
Share options	7,603,293	8,235,619
Warrants - equity-classified	12,418,922	12,418,922
Warrants - liability-classified	43,759,448	—
	64,586,033	21,350,849
13. Right of use assets
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
Soho, London, UK
In September 2025, the Company entered into a two-year operating lease with Fora Space Limited commencing on September 1, 2025 to remain in its current premises. The recurring residency fee per month is £113,420, and the Company has paid a refundable deposit of £156,000 at the execution of its initial agreement.

Denmark Hill, London, UK
In March 2022, the Company entered into an agreement for a lease with South London and Maudsley NHS Foundation Trust for land and buildings at 5 Windsor Walk, Maudsley Hospital, Denmark Hill, London, UK. The lease commenced on June 21, 2022 and has a contractual term of five years. The rent is £180,000 per year, with no deposit payable.
The following table summarizes our costs included in our consolidated statements of operations and comprehensive loss related to right of use lease assets we have entered for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Lease cost
Operating lease cost	$2,408	$2,570
	$2,408	$2,570
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,452	$2,533
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,572	$17
Weighted average remaining lease term (in years)	1.6	1.1
Weighted average discount rate	7.8%	8.5%
The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2025, (in thousands):

December 31, 2026	2,285
December 31, 2027	1,320
Total future minimum lease payments	$3,605
Less: imputed interest	203
Total	$3,402
14. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of December 31, 2025 or 2024.
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

15. Segment Reporting
The Company has one operating segment. The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and Development:
Development expenses	$82,372	$76,993
Personnel expenses	24,420	26,707
Non-cash share-based compensation expense	5,088	10,309
Facilities and other expenses[1]	6,556	5,030
General and Administrative:
Personnel expenses	19,716	23,422
Legal and professional fees	23,521	14,535
Facilities and other expenses[1]	8,862	12,001
Non-cash share-based compensation expense	8,502	9,208
Total operating expenses	179,037	178,205
Operating loss	(179,037)	(178,205)

Fair value change of warrant liabilities	(122,561)	—
Benefit from R&D tax credit	3,747	21,097
Interest income	7,182	8,268
Interest expense	(4,517)	(4,479)
Foreign exchange gains (losses)	3,471	(1,032)
Other income	1,380	823
Income tax benefit (expense)	2,473	(1,594)
Net loss	$(287,862)	$(155,122)

1Other expenses include subscriptions and memberships, consulting fees and company insurance.

16. Subsequent Events
On January 5, 2026, or the “Effective Date”, the Company entered into a third amendment to the Loan Agreement with Hercules. The Loan Agreement provides for five tranches of term loans in an aggregate principal amount of up to $150.0 million, consisting of (i) a term loan of $50.0 million, which was funded on the Effective Date, (ii) term loans of up to $30.0 million subject to achievement of a clinical milestone (which was achieved in February 2026), (iii) term loans of up to $30.0 million subject to achievement of a milestone relating to certain FDA approvals being granted, (iv) term loans of up to $20.0 million subject to achievement of a specified commercial milestone, and (v) term loans of up to $20.0 million, plus any remaining unborrowed amounts from the earlier tranches, subject to the approval of Hercules’ investment committee. If the conditions of each term loan are met, these tranches may be borrowed in drawings of a minimum of $5.0 million each. The Loan Agreement further provides that a portion of the proceeds from the Tranche 1 Advance shall be used to repay the outstanding principal amounts and PIK due under the second amendment to the Loan Agreement, which is approximately $31.1 million.
Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.75% or (ii) 2.75% plus the Wall Street Journal prime rate. Payments under the Loan Agreement are interest only until the first principal payment is due in the first quarter of 2029, as may be deferred if the Borrowers achieve certain milestones until the scheduled maturity date on January 5, 2031.
In February 2026, the Company issued and sold in an underwritten offering, or the February 2026 Offering, 17,500,000 ADSs at a public offering price of $8.00 per ADS, each representing one ordinary share, and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 1,250,000 ADSs at a public offering price of $7.9999 per Pre-funded Warrant. The Company received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and estimated offering costs.
In February 2026, subsequent to the February 2026 Offering, the Company received net proceeds of $203.2 million following the exercise of 35,059,448 2025 ADS Warrants, which were issued on January 13, 2025 as part of the 2025 Financing. Upon exercise of these outstanding warrants, the Company issued 15,160,619 ADSs and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 19,898,829 ADSs.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS PATHWAYS PLC

Date:	March 24, 2026	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kabir Nath	Chief Executive Officer (Principal Executive Officer)	March 24, 2026
Kabir Nath

/s/ Teri Loxam	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2026
Teri Loxam

/s/ Gino Santini	Chair of Board of Directors	March 24, 2026
Gino Santini

/s/ Justin Gover	Director	March 24, 2026
Justin Gover
/s/ Annalisa Jenkins	Director	March 24, 2026
Annalisa Jenkins, MBBS

/s/ Jeffrey Jonas	Director	March 24, 2026
Jeffrey Jonas
/s/ Daphne Karydas	Director	March 24, 2026
Daphne Karydas

/s/ Robert McQuade	Director	March 24, 2026
Robert McQuade

/s/ David Norton	Director	March 24, 2026
David Norton

/s/ Wayne Riley	Director	March 24, 2026
Wayne Riley, M.D., MPH, M.B.A.

