Form 10-Q
period 2026-03-31
COMPASS Pathways plc
filed 2026-05-13
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

The registrant had 134,949,320 shares of common stock outstanding as of May 6, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-Q are based upon information available to our management as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress and results of our Phase 3 program for treatment-resistant depression, or TRD, and our other clinical trials of investigational COMP360 psilocybin treatment, including statements regarding the preliminary results to date from our two ongoing Phase 3 trials for TRD, the timing of initiation and completion of trials or studies and related preparatory work, our expectations regarding the periods during which the 26-week results of our second Phase 3 trial for TRD will become available, and our expectations regarding the timing of our rolling submission of a new drug application, or NDA, for COMP360 psilocybin treatment in TRD and the timing of the review by the Food and Drug Administration, or FDA, of such NDA, including potential acceleration due to the grant of rolling review and award of a Commissioner’s National Priority Voucher, or CNPV, for COMP360 psilocybin treatment in TRD;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$466,010	$149,608
Restricted cash	379	379
Prepaid expenses and other current assets	44,478	41,503
Total current assets	510,867	191,490
NON-CURRENT ASSETS:
Operating lease right-of-use assets	2,861	3,424
Deferred tax assets	4,098	3,751
Long-term prepaid expenses and other assets	13,913	11,684
Total assets	$531,739	$210,349
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,877	$15,222
Accrued expenses and other liabilities	8,984	9,214
Debt, current portion	—	17,523
Operating lease liabilities - current	2,054	2,110
Warrant liabilities	131,882	203,726
Total current liabilities	153,797	247,795
NON-CURRENT LIABILITIES:
Debt, non-current portion	50,476	14,110
Operating lease liabilities - non-current	779	1,292
Total liabilities	$205,052	$263,197
Commitments and contingencies (Note 10)
SHAREHOLDERS' EQUITY/(DEFICIT):
Ordinary shares, £0.008 par value; 134,923,295 and 96,085,785 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,393	973
Additional paid-in capital	1,071,481	783,562
Accumulated other comprehensive loss	(14,795)	(14,789)
Accumulated deficit	(731,392)	(822,594)
Total shareholders' equity/(deficit)	326,687	(52,848)
Total liabilities and shareholders' equity/(deficit)	$531,739	$210,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months ended March 31,
	2026	2025
OPERATING EXPENSES:
Research and development	$26,480	$30,880
General and administrative	16,424	18,736
Total operating expenses	42,904	49,616
Loss from operations:	(42,904)	(49,616)
OTHER INCOME (EXPENSE), NET:
Fair value change of warrant liabilities	130,916	19,460
Benefit from R&D tax credit	2,477	8,448
Interest income	2,419	2,386
Interest expense	(1,465)	(1,124)
Foreign exchange (losses) gains	(736)	2,133
Other income	484	803
Total other income, net	134,095	32,106
Income (loss) before income taxes	91,191	(17,510)
Income tax benefit (expense)	11	(354)
Net income (loss)	$91,202	$(17,864)

Net income (loss) per share attributable to ordinary shareholders: basic	$0.71	$(0.20)
Weighted average ordinary shares outstanding: basic	110,064,581	89,192,252
Net loss per share attributable to ordinary shareholders: diluted	$(0.30)	$(0.24)
Weighted average ordinary shares outstanding: diluted	130,266,693	98,641,623

Net income (loss)	$91,202	$(17,864)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(6)	(117)
Comprehensive income (loss)	$91,196	$(17,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders’ Equity / (Deficit)
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2024	68,552,215	$702	$704,919	$(16,194)	$(534,732)	$154,695
Issuance of ordinary shares, net of issuance costs	24,014,728	233	54,583	—	—	54,816
Exercise of share options	164,422	2	—	—	—	2
Issuance of ordinary shares to settle vested restricted stock units	116,961	1	(1)	—	—	—
Share-based compensation expense	—	—	3,935	—	—	3,935
Unrealized loss on foreign currency translation	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	(17,864)	(17,864)
Balance at March 31, 2025	92,848,326	$938	$763,436	$(16,311)	$(552,596)	$195,467

Balance at December 31, 2025	96,085,785	$973	$783,562	$(14,789)	$(822,594)	$(52,848)
Issuance of ordinary shares, net of issuance costs	17,500,000	189	131,097			131,286
Exercise of share options	6,333	1	23	—	—	24
Issuance of ordinary shares to settle vested restricted stock units	170,558	2	(2)	—	—	—
Issuance of ordinary shares to settle warrant exercised	21,160,619	228	153,905	—	—	154,133
Share-based compensation expense	—	—	2,896	—	—	2,896
Unrealized loss on foreign currency translation	—	—	—	(6)	—	(6)
Net income	—	—	—	—	91,202	91,202
Balance at March 31, 2026	134,923,295	$1,393	$1,071,481	$(14,795)	$(731,392)	$326,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$91,202	$(17,864)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	—	37
Non-cash interest	261	376
Non-cash gain on foreign currency remeasurement	(1,276)	(1,411)
Non-cash share-based compensation	2,896	3,935
Non-cash lease expenses	518	582
Transaction costs allocated to warrants	643	5,778
Fair value change of warrant liabilities	(130,916)	(19,460)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,625)	(7,887)
Deferred and prepaid tax assets	(347)	(254)
Other assets	(2,468)	(1,402)
Operating lease liabilities	(525)	(575)
Accounts payable	(4,177)	(3,956)
Accrued expenses and other liabilities	(122)	(3,556)
Net cash used in operating activities	(47,936)	(45,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares and pre-funded warrants, net of issuance costs	140,643	140,357
Proceeds from the exercise of ADS warrants	87,871	—
Proceeds from the issuance of pre-funded warrants associated with ADS warrant exercises	115,333	—
Net proceeds from issuance of long term debt	18,582	—
Proceeds from exercise of options	24	2
Proceeds from issuance of pre-funded warrants, net of issuance costs	1	—
Net cash provided by financing activities	362,454	140,359
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,884	317
Net increase in cash, cash equivalents and restricted cash	316,402	95,019
Cash, cash equivalents and restricted cash, beginning of the period	149,987	165,470
Cash, cash equivalents and restricted cash, end of the period	$466,389	$260,489
The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	Three months ended March 31,
	2026	2025
Cash and cash equivalents	$466,010	$260,110
Restricted cash	$379	$379
Total cash, cash equivalents and restricted cash	$466,389	$260,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
Compass Pathways plc, or the Company, is a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health. The Company is developing its investigational COMP360 psilocybin treatment through Phase 3 clinical trials in Europe and North America for patients with treatment-resistant depression.
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
On June 30, 2023, the Company entered into a loan agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On January 5, 2026, the Company entered into a third amendment to the loan agreement with Hercules, or the Amended Loan Agreement. The Amended Loan Agreement provides for five tranches of term loans in an aggregate principal amount of up to $150.0 million, including a term loan of $50.0 million, which was funded on January 5, 2026. As required by the Amended Loan Agreement, a portion of the proceeds from the first $50.0 million term loan was used to repay the outstanding principal amounts and PIK due under the original loan agreement, which was approximately $31.1 million.
On August 16, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. During the three months ended March 31, 2026 and 2025, no PIPE warrants were exercised. As of March 31, 2026, PIPE Warrants had been exercised for an aggregate of 3,752,050 ADSs, resulting in proceeds of $37.3 million. The Company may receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised for cash.
In January 2025, the Company issued and sold (i) 24,014,728 American Depositary Shares, each representing one ordinary share, nominal value £0.008 each, of the Company and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants had an exercise price of $5.7960 per ADS. In February 2026, all 35,059,448 2025 ADS warrants were exercised and the Company received net proceeds of $203.2 million. Upon exercise of these outstanding warrants, the Company issued 15,160,619 ADSs and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 19,898,829 ADSs.
On February 19, 2026, the Company issued and sold in an underwritten offering, or the February 2026 Offering, 17,500,000 ADSs at a public offering price of $8.00 per ADS, each representing one ordinary share, and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 1,250,000 ADSs at a public offering price of $7.9999 per Pre-funded Warrant. The Company received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and estimated offering costs.
The Company has incurred recurring losses since its inception. For the three months ended March 31, 2026, the Company recognized net income of $91.2 million, compared to a net loss of $17.9 million for the three months ended March 31, 2025. The net income for the current period was primarily driven by a the fair value change of warrant liabilities, and may not be indicative of future results. As of March 31, 2026, the Company had an accumulated deficit of $731.4 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash and cash equivalents on hand as of March 31, 2026 of $466.0 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the reported periods.
The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC, on March 24, 2026. The condensed consolidated balance sheet at December 31, 2025, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

	Fair Value Measurements
	as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	193,460	—	—	193,460
	$193,460	$—	$—	$193,460

	Fair Value Measurements
	as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	43,053	—	—	43,053
	$43,053	$—	$—	$43,053
During the three months ended March 31, 2026, there were no transfers between Level 1, Level 2 and Level 3. Excluded from the table above, is $61.3 million and $60.8 million, as of March 31, 2026 and December 31, 2025, respectively, of cash held in notice accounts of less than 90 days, for which the carrying value approximates fair value due to the short-term nature.

4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
UK R&D tax credit	$15,130	$15,387
Prepaid research and development	18,920	17,102
Prepaid income tax	3,099	3,434
Other current assets	7,329	5,580
	$44,478	$41,503

For the years ended December 31, 2023 to 2025, the Company is uncertain whether it met the R&D intensity condition and is eligible for the enhanced effective rate due to uncertainties over whether impairments on intercompany loans and investments in subsidiary companies should be taken into account in determining the R&D intensity threshold. This matter is currently under discussion with His Majesty’s Revenue and Customs, or HMRC, and the outcome is unknown. Given the uncertainty over the outcome of the discussions with HMRC, the enhanced R&D credits as a research intensive company have not been reflected in the financial statements. If the Company reaches a successful conclusion with HMRC, additional credits of $4.1 million in the year ended December 31, 2023, $7.0 million in the year ended December 31, 2024 and $7.3 million in the year ended December 31, 2025 could be claimed.
5. Debt
On June 30, 2023, the Company entered into a loan agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On January 5, 2026, or the Effective Date, the Company entered into a third amendment to the loan agreement with Hercules, or the Loan Agreement. The Loan Agreement provides for five tranches of term loans in an aggregate principal amount of up to $150.0 million, consisting of (i) a term loan of $50.0 million, which was funded on the Effective Date, (ii) term loans of up to $30.0 million subject to achievement of a milestone relating to certain FDA approvals being granted, (iii) term loans of up to $20.0 million subject to achievement of a specified commercial milestone, and (iv) term loans of up to $20.0 million, plus the $30.0 million that became available to us upon achievement of a specified clinical milestone and any remaining unborrowed amounts from the earlier tranches, subject to the approval of Hercules’ investment committee. If the conditions of each term loan are met, these tranches may be borrowed in drawings of a minimum of $5.0 million each. As required by the Amended Loan Agreement, a portion of the proceeds from the Tranche 1 Advance was used to repay the outstanding principal amounts and PIK due under the second amendment to the original loan Agreement, which is approximately $31.1 million.
Borrowings under the Amended Loan Agreement bear interest at an annual rate equal to the greater of (i) 9.75% or (ii) 2.75% plus the Wall Street Journal prime rate. Payments under the Amended Loan Agreement are interest only until the first principal payment is due in the first quarter of 2029, and may be deferred if the Borrowers achieve certain milestones until the scheduled maturity date on January 5, 2031. The carrying value of the Company’s outstanding debt approximates fair value, as it reflects interest rates currently available to the Company, and is classified as a Level 2 liability within the fair value hierarchy.
The Company determined that the third amendment represented a modification of debt under ASC 470-50 Debt – Modification and Extinguishment. As a result, lender fees associated with the modification were capitalized as an adjustment to the carrying amount of the debt and are being amortized over the remaining term of the instrument.
The Company incurred fees and transaction costs totaling $3.3 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. These fees included $0.4 million of facility fees, $0.8 million of company fees, $0.7 million in warrants. In addition, the Company incurred $1.4 million of end of term charges, which are recorded as a debt discount and amortized to interest expense over the term of the loan.
The Company incurred fees and transactions costs totaling $4.2 million associated with the third amendment to the Loan Agreement, including $0.3 million of facility fees. In addition, the Company incurred $3.9 million of end of term charges, which are recorded as a debt discount and amortized to interest expense over the term of the loan.
The fees, transaction costs, and the end of term charges are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Amended Loan Agreement was 12.9% as of March 31, 2026.

In 2023, the Company issued warrants to Hercules to purchase the Company’s Ordinary Shares equal to the quotient derived by dividing (i) the amount equal to (a) 2.5% times (b) the aggregate principal amount of term loan advances made and funded under the Loan Agreement by (ii) the exercise price of the warrants. Upon receipt of the first term loan in June 2023, 94,222 shares became exercisable to Hercules with a fair market value of $0.7 million.

The Amended Loan Agreement includes a financial covenant requiring us to maintain cash equal to at least fifty-five percent of the outstanding debt balance during the period commencing on October 1, 2027 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $850.0 million. The Company was in compliance with all covenants of the Amended Loan Agreement as of March 31, 2026 and December 31, 2025.
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Term loan payable	$50,000	$30,000
End of term charge	5,300	1,425
Future principal payments and end of term charge	$55,300	$31,425
PIK interest payable	—	1,088
Unamortized debt issuance costs	(4,824)	(880)
Carrying value of long-term debt	$50,476	$31,633
Less: current portion	$—	$(17,523)
Non-current portion	$50,476	$14,110
Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2026	—
December 31, 2027	1,425
December 31, 2028	—
December 31, 2029	22,690
December 31, 2030	25,037
December 31, 2031	$6,148
Total	$55,300
Interest expense associated with the Loan Agreement for the three months ended March 31, 2026 and 2025 was $1.5 million and $0.9 million, respectively.
6. Fair Value Measurements
The following table presents, as of March 31, 2026 and December 31, 2025, information about the Company’s warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2026		December 31, 2025
	Level	Amount	Level	Amount
Warrant Liabilities:
Pre-funded Warrants	2	$131,882	2	$60,029
2025 ADS Warrants	3	—	3	143,697
Total Warrant Liabilities		$131,882		$203,726
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
The Pre-funded Warrants are considered to be Level 2 in the fair value hierarchy as the inputs used to determine fair market value are observable against the Company’s stock price. The 2025 ADS Warrant are considered to be Level 3 in the fair value hierarchy as they have been recorded at fair value using the Black-Scholes model, using unobservable assumptions that have been probability-weighted for specified data milestones. As of March 31, 2026, the 2025 ADS Warrants were fully exercised.
The following table reflects the fair value of the Company’s warrant liabilities for the three months ended March 31, 2026:

	Pre-Funded Warrants	ADS Warrants
Fair value as of December 31, 2025	$60,029	$143,697
Change in fair value of warrant liabilities	(64,612)	(66,304)
Exercise of 2025 Financing pre-funded warrant liabilities	(33,719)	(32,542)
Issuance of February 2026 Offering of pre-funded warrants	10,000	—
Conversion of 2025 Financing ADS warrants to pre-funded warrants	160,184	(44,851)
Fair value as of March 31, 2026	$131,882	$—
During three months ended March 31, 2026, there were no transfers between Level 1, Level 2 and Level 3.

7. Shareholders’ Equity/(Deficit)
Ordinary Shares
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through March 31, 2026, no cash dividends had been declared or paid by the Company.

At-the-Market Facility
On October 8, 2021, the Company entered into a Sales Agreement with TD Securities (USA) LLC, or TD Cowen, under which the Company was permitted to issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through TD Cowen as the sales agent. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, the Company entered into a new Sales Agreement under which the Company may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of the Company’s ADSs, if any, will generally be made at market prices. To date, the Company has not sold any ADSs under this Sales Agreement.
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

On August 18, 2023, in connection with the PIPE, the Company issued and sold warrants to purchase up to 16,076,750 ADSs, each representing one ordinary share, at a purchase price of $9.93 per ADS. The PIPE Warrants became exercisable for a three year period beginning in February 2024. During the three months ended March 31, 2026, no PIPE warrants were exercised. As of March 31, 2026, 12,324,700 PIPE warrants remain outstanding.

Liability-classified
On January 13, 2025, in connection with the 2025 Financing, the Company issued and sold (i) 24,014,728 ADSs, each representing one ordinary share, (ii) in lieu of ADSs, Pre-funded Warrants to purchase up to 11,044,720 ADSs, and (iii) accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs, each representing one ordinary share. The Pre-funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants had an exercise price of $5.7960 per ADS and were exercisable following a specified data milestone. The 2025 ADS Warrants had an expiration date of three years after such warrants became exercisable. Once the ADS Warrants became exercisable, the Company had the right to force the exercise of the 2025 ADS Warrants (by way of cash or cashless exercise, at the Company’s option), in whole or in part, by delivering a notice of forced exercise to the holders, provided that the closing price for the Company’s ADSs on Nasdaq exceeded the warrant exercise price of $5.7960 for the three consecutive trading days prior to the date on which the notice of forced exercise is delivered.
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
In February 2026, 35,059,448 2025 ADS warrants were exercised and the Company received net proceeds of $203.2 million. Upon exercise of these outstanding warrants, the Company issued 15,160,619 ADSs and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 19,898,829 ADSs. During the three-months ended March

31, 2026, 6,000,000 Pre-funded Warrants were exercised resulting in a $33.7 million reduction in warrant liabilities. As of March 31, 2026, 23,848,829 Pre-funded Warrants remain outstanding.
On February 19, 2026, the Company issued and sold in an underwritten offering, or the February 2026 Offering, 17,500,000 ADSs at a public offering price of $8.00 per ADS, each representing one ordinary share, and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 1,250,000 ADSs at a public offering price of $7.9999 per Pre-funded Warrant. The Company received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and estimated offering costs. The Pre-funded Warrants associated with the February 2026 Offering have been classified as a liability and recorded at fair value with changes in fair value recorded in the condensed consolidated income statement.
8. Share-Based Compensation
2017 Equity Incentive Plan
Under the Company’s historical shareholder and subscription agreements, the Company was authorized to issue restricted shares, restricted share units, as well as options, as incentives to its employees, non-employees and members of its board of directors.
As of March 31, 2026, the Company was authorized to issue a total of 417,254 ordinary shares underlying outstanding options granted under the 2017 Plan prior to our initial public offering, or IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation and leadership development committee. The total number of ordinary shares that were authorized for issuance under the 2020 Plan is 14,523,648 shares as of March 31, 2026, of which 3,639,705 shares remained available for future grant.

2022 Inducement Option Award
During 2022, the Company granted a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant to our chief executive officer.
2026 Inducement Plan
The Company’s 2026 Inducement Plan, or the Inducement Plan, allows the compensation and leadership development committee to make equity-based awards, including options and restricted share units, exclusively to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, or Rule 5635(c)(4). The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4). The Company reserved 3,500,000 of its ordinary shares for the issuance of awards under the Inducement Plan.

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	935	1,524
General and administrative	1,961	2,411
Total share-based compensation expense	$2,896	$3,935

9. Net Income (Loss) Per Share
The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Net income (loss) reflects the allocation of undistributed earnings to participating securities, including certain pre-funded warrants, pursuant to the two-class method. The Company computes diluted net loss per share by dividing net loss by the weighted-average number of shares and dilutive potential share equivalents then outstanding during the period.
Included within the weighted-average number of ordinary shares used in net income (loss) per share for the three-months ended March 31, 2026 and 2025, are ADSs issuable upon the exercise of the Pre-funded Warrants, as the Pre-funded Warrants are exercisable at any time for nominal consideration, and as such are considered outstanding for the purpose of calculating diluted net loss per share.
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and equity-classified warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss), as reported	$91,202	$(17,864)
Less: Income attributable to participating pre-funded warrant liabilities	(13,567)	—
Numerator for net income (loss) attributable to ordinary shareholders - basic	$77,635	$(17,864)

Effect of dilutive securities
Add: Income attributable to participating pre-funded warrant liabilities	13,567	—
Less: Change in fair value of warrant liabilities	(130,916)	(5,633)
Numerator for net loss attributable to ordinary shareholders - diluted	$(39,714)	$(23,497)

Denominator:
Weighted-average number of ordinary shares used in net income (loss) per share - basic	110,064,581	89,192,252
Add: Weighted-average pre-funded warrants	20,202,112	9,449,371
Weighted-average number of ordinary shares used in net loss per share - diluted	130,266,693	98,641,623

Net income (loss) per share - basic	$0.71	$(0.20)
Net loss per share - diluted	$(0.30)	$(0.24)

The following table sets forth the potential ordinary shares excluded from the calculation of diluted net loss per share, because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Employee share purchase plan	29,943	37,755
Unvested restricted share units	1,577,522	1,003,044
Share options	9,959,251	9,093,492
Warrants - equity-classified	12,418,922	12,418,922
Warrants - liability-classified	—	36,654,797
	23,985,638	59,208,010

10. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of March 31, 2026 or December 31, 2025.
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
11. Segment Reporting
The Company has one operating segment. The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and Development:
Development expenses	$16,244	$21,696
Personnel expenses	6,792	6,069
Non-cash share-based compensation expense	935	1,524
Other expenses[1]	2,509	1,591
General and Administrative:
Personnel expenses	5,760	5,061
Legal and professional fees	6,527	9,364
Facilities and other expenses[1]	2,176	1,900
Non-cash share-based compensation expense	1,961	2,411
Total operating expenses	42,904	49,616
Operating loss	(42,904)	(49,616)

Fair value change of warrant liabilities	130,916	19,460
Benefit from R&D tax credit	2,477	8,448
Interest income	2,419	2,386
Interest expense	(1,465)	(1,124)
Foreign exchange (losses) gains	(736)	2,133
Other income	484	803
Income tax benefit (expense)	11	(354)
Net income (loss)	$91,202	$(17,864)

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
Following these data read-outs and discussions with the FDA, the FDA granted our request for a rolling review. In April 2026, the FDA issued a Commissioner’s National Priority Voucher, or CNPV, for COMP360 psilocybin treatment in TRD.
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
On June 30, 2023, we entered into a loan agreement with Hercules, which provided for aggregate maximum borrowings of up to $50.0 million, including a term loan of $30.0 million, which was funded on June 30, 2023. On January 5, 2026, we entered into a third amendment to the Loan Agreement with Hercules. The Loan Agreement provides for five tranches of term loans in an aggregate principal amount of up to $150.0 million, including a term loan of $50.0 million, which was funded on January 5, 2026.
On August 16, 2023, we entered into a Securities Purchase Agreement, pursuant to which we agreed to sell and issue in a private placement transaction (i) 16,076,750 ADSs and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. Through March 31, 2026, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised. During the three months ended March 31, 2026, no PIPE warrants were exercised.
In January 2025, we issued and sold (i) 24,014,728 ADSs and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering price was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-

funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants had an exercise price of $5.7960 per ADS. In February 2026, all 35,059,448 2025 ADS warrants were exercised and we received net proceeds of $203.2 million. Upon exercise of these outstanding warrants, we issued 15,160,619 ADSs and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 19,898,829 ADSs. In February 2026, we completed the February 2026 Offering, in which we issued and sold 17,500,000 ADSs at a public offering price of $8.00 per ADS, each representing one ordinary share, and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 1,250,000 ADSs at a public offering price of $7.9999 per Pre-funded Warrant. We received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and estimated offering costs.
We have incurred recurring operating losses since our inception. While we reported net income in certain periods, those results were primarily attributable to non-recurring, non-cash items rather than ongoing operations. For the three months ended March 31, 2026, we recognized net income of $91.2 million, compared to a net loss of $17.9 million for the three months ended March 31, 2025. The net income for the current period was primarily driven by the fair value change of warrant liabilities, and may not be indicative of future results. As of March 31, 2026, we had an accumulated deficit of $731.4 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for at least the next several years. Our operating losses stem primarily from the development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we complete our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate and prepare our rolling NDA submission and prepare for a potential commercial launch, although a majority of the planned commercialization activities will be subject to further Phase 3 data. In addition, our spending in the future may also increase as we advance our Phase2b/3 clinical trial in PTSD, or if we choose to expand into additional indications, or initiate the development for different therapeutic candidates. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of March 31, 2026, we had cash and cash equivalents of $466.0 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
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
Changes in policy or resources of governmental agencies, including, but not limited to, changes at the FDA, DEA, SEC, IRS and U.S. Patent and Trademark Office, could impact our business and results of operations. Despite Executive Order 14401, “Accelerating Medical Treatments for Serious Mental Illness,” issued on April 18, 2026, which seeks to expedite research, regulatory review, and patient access to psychedelic therapies for serious mental health conditions, the Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of our current product or future products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. In addition, the ability of the DEA to inspect clinical trial sites and issue controlled substance licenses to our clinical trial sites in a timely manner and the ability of the FDA to review and clear or approve new products has in the past and may in the future be affected by changes in government budget and funding levels, the ability of the government to hire and retain key personnel, and shifting policy priorities. If we become negatively impacted by future governmental orders, regulations, policies or guidance or a prolonged government shutdown, there could be a material adverse effect on us and our business.
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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible under the new merged regime for the three months ended March 31, 2026 and 2025. Restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These restrictions and the application of the exceptions have been taken into account in the assessment of qualifying expenditure. We expect such elements to be eligible for R&D incentives in the future although there may be some limitations on expenditure on activities undertaken outside the UK.
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
Fair value changes of warrant liabilities
The fair value changes in warrant liabilities are attributable to the warrant liabilities which are subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the condensed consolidated statements of operations and comprehensive income (loss).
Foreign exchange (losses) gains
Foreign exchange (losses) gains consist of foreign exchange impacts arising from foreign currency transactions, primarily related to the translation of intercompany balances as a result of a change in our functional currency, as well as bank balances held in a foreign currency.
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
During the three months ended March 31, 2026 and 2025, we recorded a tax benefit of less than $0.1 million and a tax provision of $0.4 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.

Results of Operations

Comparison for the three months ended March 31, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
OPERATING EXPENSES:
Research and development	$26,480	$30,880	$(4,400)
General and administrative	16,424	18,736	(2,312)
Total operating expenses	42,904	49,616	(6,712)
Loss from operations	(42,904)	(49,616)	6,712
OTHER INCOME, NET:
Fair value change of warrant liabilities	130,916	19,460	111,456
Benefit from R&D tax credit	2,477	8,448	(5,971)
Interest income	2,419	2,386	33
Interest expense	(1,465)	(1,124)	(341)
Foreign exchange (losses) gains	(736)	2,133	(2,869)
Other income	484	803	(319)
Total other income, net	134,095	32,106	101,989
Income (loss) before income taxes	91,191	(17,510)	108,701
Income tax benefit (expense)	11	(354)	365
Net income (loss)	$91,202	$(17,864)	$109,066

Research and Development
Research and development expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Development expenses	$16,244	$21,696	$(5,452)
Personnel expenses	6,792	6,069	723
Non-cash share-based compensation expense	935	1,524	(589)
Facilities and other expenses	2,509	1,591	918
Total research and development expenses	$26,480	$30,880	$(4,400)
For the three months ended March 31, 2026, the decrease in research and development expenses, as compared to the same period in 2025, was primarily attributable to the following:
•a decrease in development expenses primarily due to lower clinical trial expenses as our Phase 3 program for COMP360 psilocybin therapy in TRD progresses toward completion, as well as reduced discovery program expenses following the termination of certain programs in connection with the reorganization that took place in the fourth quarter of 2024 and the termination of related contracts in 2025.
Offset by:
•an increase in facilities and other expenses primarily due to an increase in external consulting fees and contractors.
We expect to continue to incur significant research and development costs at least through completion of our Phase 3 program for COMP360 psilocybin therapy in TRD and our planned Phase 2b/3 clinical trial in PTSD.
General and Administrative
General and administrative expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Legal and professional fees	$6,527	$9,364	$(2,837)
Personnel expenses	5,760	5,061	699
Non-cash share-based compensation expense	1,961	2,411	(450)
Facilities and other expenses	2,176	1,900	276
Total general and administrative expenses	$16,424	$18,736	$(2,312)
For the three months ended March 31, 2026, the decrease in general and administrative expenses, as compared to the same period in 2025, was primarily attributable to the following:
•a decrease in legal and professional fees primarily attributable to higher financing-related costs in 2025, including those associated with warrant issuances, that were expensed as incurred, compared to 2026, where a greater portion of such costs were capitalized; partially offset by increased expenses associated with consulting advice and legal advice.
We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development activities, as well as commercial preparedness activities.
Other Income, Net
Other income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Fair value change of warrant liabilities	$130,916	$19,460	$111,456
Benefit from R&D tax credit	2,477	8,448	(5,971)
Interest income	2,419	2,386	33
Interest expense	(1,465)	(1,124)	(341)
Foreign exchange (losses) gains	(736)	2,133	(2,869)
Other income	484	803	(319)
Total other income, net	$134,095	$32,106	$101,989
For the three months ended March 31, 2026, the increase in other income, net as compared to the same periods in 2025, was primarily attributable to the following:
•an increase in the change in fair value of the warrant liabilities, primarily driven by the issuance of pre-funded warrants in connection with the February 2026 Offering and the impact of the January 2025 Financing, in which all outstanding ADS warrants were exercised with a portion converted into Pre-funded warrants;
Offset by:

• a decrease in the benefit from R&D tax credit due to the prior year being recorded at the enhanced effective rates. The current year benefit is recorded at the non-enhanced rate due to uncertainty regarding satisfaction of the R&D intensity condition and eligibility for the enhanced effective rates, which is currently under discussion with HMRC;
•a decrease due to foreign exchange losses following remeasurement of foreign currency denominated assets and liabilities.
Liquidity and Capital Resources
We are a clinical-stage biotechnology company and we have not yet generated any revenue to date. We have incurred significant operating losses since our formation. We have not yet commercialized any therapeutic candidates. We currently expect that, if we receive marketing approval from the FDA for our first product candidate and are able to successfully launch and commercialize such product, we could begin generating revenue from product sales as early as next year. However, there can be no assurance as to the timing of any such approval, the success of any commercial launch, the level of market acceptance, or whether we will generate revenue on that timeline, if at all. We have primarily funded our operations with proceeds from the sale of our ordinary shares, ADSs, including our ATM offering program, proceeds from the Hercules Loan Agreement, proceeds from the PIPE, proceeds from the 2025 Financing and proceeds from the February 2026 Offering.
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
The Hercules Loan Agreement provided for aggregate maximum borrowings of up to $50.0 million, of which we have funded $30.0 million. On January 5, 2026, we entered into a third amendment to the Loan Agreement with Hercules. The Loan Agreement provides for five tranches of term loans in an aggregate principal amount of up to $150.0 million, including a term loan of $50.0 million, which was funded on January 5, 2026.
Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. Through March 31, 2026, PIPE Warrants were exercised for 3,752,050 ADS, resulting in $37.3 million in exercise proceeds. We will receive up to an additional approximately $122.4 million in gross proceeds if the PIPE Warrants are fully exercised for cash.
In January 2025, we completed the 2025 Financing in which it issued and sold ADSs and, in lieu of ADSs, Pre-funded Warrants to certain investors along with accompanying 2025 ADS Warrants to purchase ADSs. The 2025 ADS Warrants had an exercise price of $5.7960 per ADS. In February 2026, all 35,059,448 2025 ADS warrants were exercised and we received net proceeds of $203.2 million. Upon exercise of these outstanding warrants, we issued 15,160,619 ADSs and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 19,898,829 ADSs.
In February 2026, we completed the February 2026 Offering, in which it issued and sold 17,500,000 ADSs at a public offering price of $8.00 per ADS, each representing one ordinary share, and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 1,250,000 ADSs at a public offering price of $7.9999 per Pre-funded Warrant. We received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and estimated offering costs.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our operating leases, and debt obligations under our Loan Agreement with Hercules described in the notes to our condensed consolidated financial statements.

Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(47,936)	$(45,657)	$(2,279)
Net cash provided by financing activities	362,454	140,359	222,095
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,884	317	1,567
Net increase in cash, cash equivalents and restricted cash	$316,402	$95,019	$221,383

    Net Cash Used in Operating Activities
Net cash used in operating activities increased during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to favorable working capital related activities of $6.4 million, as well as an increase of $117.7 million of non-cash adjustments, including the change in fair value of warrant liabilities of $111.5 million, which was offset by a $109.1 million increase in our net income.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased during the three months ended March 31, 2026, compared to the same period in 2025, primarily as a result of proceeds from the February 2026 Offering for the issuance of ADSs and Pre-funded warrants of $140.6 million, the proceeds from the exercise of the ADS Warrants from the 2025 Financing of $203.2 million, and the net proceeds from the issuance of debt of $18.6 million, partially offset by the proceeds from the January 2025 Financing for the issuance of ADSs and the Pre-funded Warrants of $140.4 million in 2025.
Funding Requirements
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we continue to advance our Phase 3 program of COMP360 in TRD and supporting clinical and preclinical studies and prepare our rolling NDA submission, as well as manufacturing activities and commercial preparedness activities, some of which will be subject to further Phase 3 data, and as we initiate our planned Phase 2b/3 clinical trial in PTSD. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expenses are expected to increase as we:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and prepare our rolling NDA submission;
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
•experience potential heightened regulatory scrutiny;
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
As of March 31, 2026, we had cash and cash equivalents of $466.0 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD, and clinical and preclinical supporting studies, our rolling NDA submission and potential commercialization activities;
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

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies and significant judgments and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on March 24, 2026. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We have incurred recurring operating losses since our inception. While we reported net income in certain periods, those results were primarily attributable to non-recurring, non-cash items rather than ongoing operations. For the three months ended March 31, 2026, we recognized net income of $91.2 million, compared to a net loss of $17.5 million for the three months ended March 31, 2025. The net income for the current period was primarily driven by the fair value change of warrant liabilities, and may not be indicative of future results. As of March 31, 2026, we had an accumulated deficit of $731.4 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. During the term of our pre-funded warrants, or the Pre-Funded Warrants, issued in our registered financing in January 2025, or the January 2025 Financing, and in our underwritten offering in February 2026, or the February 2026 Offering, and our ADS warrants issued in the January 2025 Financing, or the 2025 ADS Warrants, which are classified as liabilities, our net loss can change significantly quarter to quarter due to non-cash increases or decreases in the fair value of these warrants. In February 2026, each of these 2025 ADS Warrants were exercised in full and therefore none of the 2025 ADS Warrants are currently outstanding. We intend to continue to conduct research and development, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant operating losses for at least the next several years. Our expected operating losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:

•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and prepare our rolling NDA submission;
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
•experience potential heightened regulatory scrutiny;
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
Unless and until we generate product revenue and achieve and sustain profitability, we will need additional funding in the future to sufficiently finance our operations. If the outstanding warrants issued during the private placement transaction, or the PIPE, and such warrants, the PIPE Warrants, are exercised in full for cash, we would receive an additional $122.4 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $466.0 million as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based our estimated cash runway on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
•the progress, timing and completion of our Phase 3 program for our current investigational COMP360 psilocybin treatment program for TRD and clinical supporting studies, our rolling NDA submission and potential commercialization activities, a portion of which are subject to further long-term data from our COMP006 trial;
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
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, volatility in the capital markets, fluctuating inflation and interest rates, concerns about potential recessionary factors, and macroeconomic and geopolitical events and conditions may affect our ability to raise additional funding, including through the exercise for cash of the PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations, work for our rolling NDA submission or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions, such as those resulting from the ongoing war between Ukraine and Russia, conflict in the Middle East, changes in legislation and governmental policies and resources, including the effects of announced or future tariff increases, fluctuating inflation and interest rates, instability in the banking system, and the related impact on U.S. and global economies, the risk of economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or disruption to U.S. government agencies or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.
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
As of March 31, 2026, we had 12,324,700 outstanding PIPE Warrants and no outstanding 2025 ADS Warrants. In February 2026, the 2025 ADS Warrants were exercised in full for cash generating approximately $203 million in net proceeds. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three-year period ending in February 2027 and have an exercise price of $9.93, which is higher than the current trading price of our ADSs. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not exceed the exercise price of the PIPE Warrants prior to their expiration.

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
As of March 31, 2026, we had 23,848,829 Pre-Funded Warrants outstanding. Each Pre-funded Warrant will be exercisable until it is fully exercised by means of either a cash payment of the exercise price of $0.0001 per ADS or by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of ADSs representing ordinary shares determined according to the formula set forth in the Pre-funded Warrant. Accordingly, we will not receive any meaningful, or potentially any, additional funds upon the exercise of the Pre-funded Warrants. To the extent such Pre-funded Warrants are exercised, additional ADSs will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our ADSs and will increase the number of ADSs and ordinary shares outstanding.
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
We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. In addition, during the term of our Pre-funded Warrants, which are classified as liabilities, our net loss is expected to fluctuate significantly quarter to quarter due to non-cash increases or decreases in the fair value of these Pre-funded Warrants. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
Raising additional capital through equity financings may cause dilution to holders of our ordinary shares and ADSs and raising additional capital through debt financings, strategic partnerships, collaborations or any other means may restrict our operations or require us to relinquish rights to COMP360 or any future therapeutic candidates.
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the outstanding PIPE Warrants and the Pre-funded Warrants were exercised, we would issue 36,173,529 ADSs which would result in significant dilution to our shareholders. In addition, we have raised additional funds in the past and may raise additional funds in the future by issuing equity securities under our ATM Facility and, as a result, our stockholders have in the past experienced and may in the future experience dilution. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain certain minimum cash balances beginning October 1, 2027 and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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
We have received a CNPV for COMP360 for the treatment of TRD. However, the CNPV Program is new and there is uncertainty regarding its implementation, operation and whether anticipated benefits of the CNPV will be realized.
In June 2025, the FDA announced the creation of a new program, the CNPV Program, to expedite the development and approval of drug products with potential to address a major national priority, such as addressing a large unmet medical need, reducing downstream health care utilization, addressing a public health crisis, boosting domestic manufacturing, or increasing medication affordability. The FDA has stated that voucher recipients will receive a decision on an accelerated basis within of 1-2 months following filing of a complete application for the relevant drug or biologic candidate, as well as enhanced communication with review staff throughout the development process prior to final submission of the application and during the review period. However, receipt of the CNPV does not guarantee that our rolling NDA submission will be approved by FDA. The FDA has stated that the review time for an application of a CNPV recipient may be extended, including because the application is incomplete, there are manufacturing violations, if the results of pivotal trial(s) are ambiguous, if the review is particularly complex, or for other reasons deemed appropriate by the FDA. The CNPV program is in pilot stage, so its implementation, operation, and ultimate benefits or impacts are subject to uncertainty.
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
As a company that carries out extensive R&D activities, we seek to benefit from the UK R&D tax relief programs, which for accounting periods beginning January 1, 2025 and beyond, consist of the new merged scheme rules. Under this merged regime, for non research intensive companies, the effective net credit is 16.2% for in-house expenditure and 10.5% for any work that is contracted out. This merged regime applies to both SME and large companies. The majority of our research, clinical trials management and clinical manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims.
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
The rates described above relate to non research intensive companies. However, there is an enhanced rate of relief for research intensive companies, or ERIS, which are approximately 27.0% for qualifying expenditure and approximately 17.5% for qualifying subcontracted expenditure (paid to an unconnected subcontractor). To be eligible as a research intensive company, from January 1, 2025, the qualifying R&D expenditure for tax purposes must be at least 30% of the aggregate expenditure across the consolidated group (the “R&D intensity condition”).
For the years ended December 31, 2023 to 2025, we are currently having discussions with the UK tax authority, the HMRC, regarding whether we have met the R&D intensity condition and therefore are eligible for the enhanced effective rate due to uncertainties over whether impairments on intercompany loans and investments in subsidiary companies should be taken into account in determining the R&D intensity threshold. The outcome of this matter under discussion with HMRC is currently unknown.
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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25mg in as a treatment for major depressive disorder, which was expected to enroll approximately 240 adult patients, and Usona announced that it completed enrollment in its Phase 3 trial in November 2025. In April 2026, the FDA issued a CNPV to Usona for its psilocybin as a treatment for major depressive disorder. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin, including Helus Pharma, and other psychedelic compounds to treat mental health illnesses, including TRD. Helus Pharma is conducting a Phase 3 program for its proprietary novel serotonergic agonists (a proprietary deuterated psilocin analog) for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately 550 adult patients, with the first Phase 3 trial expected to report top-line data in the fourth quarter of 2026. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, such as major depressive disorder, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
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

The future extent of the impact of any public health crisis on our preclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence. Such events could result in disruptions to patient enrollment, clinical site operations, significant and material disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of COMP360 and any future therapeutic candidates due to a public health crisis. Future developments are inherently hard to predict and there can be no guarantee we will not face difficulties or additional costs in retaining a sufficient number of participants in our Phase 3 clinical trials in TRD to complete those studies, enrolling and retaining patients in our Phase 2b/3 clinical trial in PTSD or any future clinical trials, that we will be able to achieve full enrollment of our planned studies within the timeframes we anticipate, or at all, or that supply disruptions would not adversely impact our ability to initiate and complete preclinical studies or clinical trials. Any public health crisis may in the future affect employees of third-party CROs that we rely upon to carry out our clinical trials and may cause disruptions that could severely impact our business and clinical trials, including the diversion of healthcare resources away from our clinical trials, the interruption of key clinical trial activities, delays in receiving authorizations from regulatory authorities, changes in local regulations, supply chain disruptions and continued volatility in the public equity markets and global economic disruptions, among other things.
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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $2.25 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Select Market, through May 11, 2026. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Under the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder (as defined in the section entitled “U.S. Federal Income Tax Considerations for U.S. holders” in Part II, Item 9B. “Other Information” in our Annual Report on Form 10-K for the year ended December 31, 2025) holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. Based on the composition of our income and assets and the value of our assets, we believe that we were not a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2024 and December 31, 2025. However, no assurances regarding the determination of our PFIC status can be provided for the 2024 taxable year, the 2025 taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1 to January 31, 2026	—	—	—	—
February 1 to February 28, 2026	16,181	$6.61	—	—
March 1 to March 31, 2026	19,379	$6.92	—	—
Three Months Ended March 31, 2026	35,560	$6.78	—	—

(a) Represents ordinary shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Form of Pre-funded Warrant	8-K	001-39522	4.1	02/19/2026
10.1	Third Amendment to Loan and Security Agreement, dated as of June 30, 2023, by and among COMPASS Pathways plc and its subsidiaries, the lenders party thereto and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent.	8-K	001-39522	10.1	01/07/2026
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

COMPASS PATHWAYS PLC

Date:	May 13, 2026	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2026	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

177