Form 10-Q
period 2026-06-30
COMPASS Pathways plc
filed 2026-08-05
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

The registrant had 138,476,822 shares of common stock outstanding as of July 30, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-Q are based upon information available to our management as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the timing, progress and results of our Phase 3 program for treatment-resistant depression, or TRD, and our other clinical trials of investigational COMP360 psilocybin treatment, including statements regarding the preliminary results to date from our two Phase 3 trials for TRD, the timing of initiation and completion of trials or studies and related preparatory work, and our expectations regarding the timing of our rolling submission of a new drug application, or NDA, for COMP360 psilocybin treatment in TRD and the timing of the review by the Food and Drug Administration, or FDA, of such NDA, including potential acceleration due to the grant of rolling review and award of a National Priority Voucher for COMP360 psilocybin treatment in TRD;
•the expected timing of our commercial launch for COMP360 psilocybin treatment in TRD, if approved by the FDA, including the timing and substance of decisions by the U.S. Drug Enforcement Administration, or the DEA, and states to reschedule COMP360 psilocybin treatment, if approved by FDA, which contains Schedule I controlled substances and must be rescheduled before commercializing COMP360 psilocybin in the U.S.;
•the timing, progress and results of our Phase 2b/3 clinical trial in post-traumatic stress disorder, or PTSD, including statements regarding our trial designs and our expectations regarding discussions with the FDA, including discussions regarding our trial design;
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
•the expected pricing, coverage and reimbursement of our investigational COMP360 psilocybin treatment, if approved;
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
•the effect of global financial and economic conditions and geopolitical events, including fluctuating interest rates and inflation, foreign exchange fluctuations (particularly the Pound Sterling to U.S. Dollar), the risk of an economic slowdown or recession in the U.S., overall market volatility in the U.S. or the UK, including as a result of, among other factors, geopolitical conflict (such as, the war between Russia and Ukraine and conflict in the Middle East), international tensions or instability (including from the effects of announced or future tariff increases), significant changes in U.S. policies or regulatory environment or the disruption to U.S. government agencies or similar events, on our business;
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

References to “we,” “our,” “us” and “the Company” refer to Compass Pathways plc.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:
•We are a clinical-stage biotechnology company and have incurred significant losses since our inception. We expect to incur losses until such time as we can generate revenue from sales of COMP360 or other therapeutic candidates sufficient to sustain profitability and may never achieve or maintain profitability;
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
•COMP360 psilocybin treatment is, and any future therapeutic candidates we may develop may be, subject to controlled substance laws and regulations in the jurisdictions where our products, if approved, may be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, or changes in these laws and regulations may adversely affect the results of our business operations, both during clinical development and post-approval, and our financial condition;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$433,295	$149,608
Restricted cash	425	379
Prepaid expenses and other current assets	41,954	41,503
Total current assets	475,674	191,490
NON-CURRENT ASSETS:
Operating lease right-of-use assets	3,937	3,424
Deferred tax assets	4,555	3,751
Long-term prepaid expenses and other assets	20,395	11,684
Total assets	$504,561	$210,349
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,240	$15,222
Accrued expenses and other liabilities	15,701	9,214
Debt, current portion	—	17,523
Operating lease liabilities - current	1,885	2,110
Warrant liabilities	337,459	203,726
Total current liabilities	367,285	247,795
NON-CURRENT LIABILITIES:
Debt, non-current portion	50,727	14,110
Operating lease liabilities - non-current	2,016	1,292
Total liabilities	420,028	263,197
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY/(DEFICIT):
Ordinary shares, £0.008 par value; 135,722,306 and 96,085,785 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,401	973
Additional paid-in capital	1,083,059	783,562
Accumulated other comprehensive loss	(14,741)	(14,789)
Accumulated deficit	(985,186)	(822,594)
Total shareholders' equity/(deficit)	84,533	(52,848)
Total liabilities and shareholders' equity/(deficit)	$504,561	$210,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING EXPENSES:
Research and development	$29,175	$30,325	$55,655	$61,205
General and administrative	23,197	12,608	39,621	31,344
Total operating expenses	52,372	42,933	95,276	92,549
Loss from operations:	(52,372)	(42,933)	(95,276)	(92,549)
OTHER (EXPENSE) INCOME, NET:
Fair value change of warrant liabilities	(205,577)	(2,540)	(74,661)	16,920
Interest income	3,744	1,898	6,163	4,284
Benefit from R&D tax credit	2,583	4,287	5,060	12,735
Interest expense	(1,483)	(1,151)	(2,948)	(2,275)
Foreign exchange (losses) gains	(904)	2,349	(1,640)	4,482
Other income (expense)	546	(176)	1,030	627
Total other (expense) income, net	(201,091)	4,667	(66,996)	36,773
Loss before income taxes	(253,463)	(38,266)	(162,272)	(55,776)
Income tax expense	(331)	(137)	(320)	(491)
Net loss	$(253,794)	$(38,403)	$(162,592)	$(56,267)

Net loss per share attributable to ordinary shareholders: basic and diluted	$(1.88)	$(0.41)	$(1.33)	$(0.62)
Weighted average ordinary shares outstanding: basic and diluted	135,039,810	93,341,594	122,679,123	91,278,385

Net loss	$(253,794)	$(38,403)	$(162,592)	$(56,267)
Other comprehensive income:
Foreign exchange translation adjustment	54	1,729	48	1,612
Comprehensive loss	$(253,740)	$(36,674)	$(162,544)	$(54,655)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders' Equity / (Deficit)
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2025	96,085,785	$973	$783,562	$(14,789)	$(822,594)	$(52,848)
Issuance of ordinary shares, net of issuance costs	17,500,000	189	131,097			131,286
Exercise of share options	6,333	1	23	—	—	24
Issuance of ordinary shares to settle vested restricted stock units	170,558	2	(2)	—	—	—
Issuance of ordinary shares to settle warrant exercised	21,160,619	228	153,905	—	—	154,133
Share-based compensation expense	—	—	2,896	—	—	2,896
Unrealized loss on foreign currency translation	—	—	—	(6)	—	(6)
Net income	—	—	—	—	91,202	91,202
Balance at March 31, 2026	134,923,295	1,393	1,071,481	(14,795)	(731,392)	326,687
Issuance of ordinary shares under ATM facility, net of issuance costs	108,000	1	1,396	—	—	1,397
Exercise of share options	136,883	1	1,126	—	—	1,127
Issuance of ordinary shares to settle vested restricted stock units	9,375	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	29,753	—	160	—	—	160
Issuance of ordinary shares to settle warrant exercised	515,000	6	5,108	—	—	5,114
Share-based compensation expense	—	—	4,027	—	—	4,027
Shares tendered for withholding taxes	—	—	(239)	—	—	(239)
Unrealized gain on foreign currency translation	—	—	—	54	—	54
Net loss	—	—	—	—	(253,794)	(253,794)
Balance at June 30, 2026	135,722,306	$1,401	$1,083,059	$(14,741)	$(985,186)	$84,533

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2024	68,552,215	$702	$704,919	$(16,194)	$(534,732)	$154,695
Issuance of ordinary shares, net of issuance costs	24,014,728	233	54,583	—	—	54,816
Exercise of share options	164,422	2	—	—	—	2
Issuance of ordinary shares to settle vested restricted stock units	116,961	1	(1)	—	—	—
Share-based compensation expense	—	—	3,935	—	—	3,935
Unrealized loss on foreign currency translation	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	(17,864)	(17,864)
Balance at March 31, 2025	92,848,326	938	763,436	(16,311)	(552,596)	195,467
Exercise of share options	682,682	7	2	—	—	9
Issuance of ordinary shares to settle vested restricted stock units	9,375	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	45,965	1	156	—	—	157
Share-based compensation expense	—	—	3,596	—	—	3,596
Unrealized gain on foreign currency translation	—	—	—	1,729	—	1,729
Net loss	—	—	—	—	(38,403)	(38,403)
Balance at June 30, 2025	93,586,348	$946	$767,190	$(14,582)	$(590,999)	$162,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(162,592)	$(56,267)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	195
Non-cash interest expense	513	768
Non-cash gain on foreign currency remeasurement	(1,396)	(1,885)
Non-cash share-based compensation expense	6,923	7,531
Non-cash lease expenses	1,032	1,169
Transaction costs allocated to warrants	643	5,778
Fair value change of warrant liabilities	74,661	(16,920)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(981)	(14,369)
Deferred and prepaid tax assets	(804)	(515)
Other assets	(9,030)	(1,445)
Operating lease liabilities	(1,047)	(1,174)
Accounts payable	(2,820)	(2,337)
Accrued expenses and other liabilities	6,656	(4,875)
Net cash used in operating activities	(88,242)	(84,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares and pre-funded warrants associated with the 2026 Offering, net of issuance costs	140,643	140,357
Proceeds from issuance of ordinary shares under ATM facility, net of issuance costs	1,397	—
Proceeds from the exercise of ADS warrants	87,871	—
Proceeds from the exercise of PIPE warrants	5,114
Proceeds from conversion of ADS warrants into pre-funded warrants	115,333	—
Payments of tax withholdings on stock award	(239)	—
Proceeds from issuance of shares under the employee share purchase plan	160	157
Net proceeds from issuance of long term debt	18,582	—
Proceeds from exercise of options	1,151	11
Proceeds from issuance of pre-funded warrants associated with the 2025 Offering, net of issuance costs	1	—
Net cash provided by financing activities	370,013	140,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,962	611
Net increase in cash, cash equivalents and restricted cash	283,733	56,790
Cash, cash equivalents and restricted cash, beginning of the period	149,987	165,470
Cash, cash equivalents and restricted cash, end of the period	$433,720	$222,260

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	As of June 30,
	2026	2025
Cash and cash equivalents	$433,295	$221,881
Restricted cash	425	379
Total cash, cash equivalents and restricted cash	$433,720	$222,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Nature of Business
Compass Pathways plc, or the Company, is a biotechnology company dedicated to unlocking urgently needed new treatment options in mental health care. The Company is developing its investigational COMP360 psilocybin treatment for patients with treatment-resistant depression, or TRD, and post-traumatic stress disorder, or PTSD.
The Company is subject to risks and uncertainties common to clinical stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary intellectual property and technology, compliance with government regulations and the ability to secure additional capital to fund operations. The therapeutic candidate currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s therapeutic development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from sales. The Company has funded its operations primarily with proceeds from the sale of its ordinary shares and ADSs in public and private equity offerings, including in its offerings pursuant to its at-the-market, or ATM, offering program, and proceeds from a loan agreement with Hercules, or the Hercules Loan Agreement.
The Company has incurred recurring losses since its inception, including net losses of $162.6 million and $56.3 million for the six months ended June 30, 2026 and 2025, respectively. In addition, as of June 30, 2026, the Company had an accumulated deficit of $985.2 million. The Company expects to continue to generate operating losses until such time as we can generate revenue from sales of COMP360 or other therapeutic candidates sufficient to sustain profitability, if ever. The Company believes the cash and cash equivalents on hand as of June 30, 2026 of $433.3 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
Market volatility, geopolitical tensions or instability (including from the effects of announced or future tariff increases), geopolitical conflict (such as the war between Ukraine and Russia and conflict in the Middle East), fluctuating inflation and interest rates and the related impact on U.S., UK and global economies, the risk of an economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or the disruption to U.S. government agencies or other factors could adversely impact the Company’s operations, financial results and ability to raise additional funding.
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

	Fair Value Measurements
	as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$195,032	$—	$—	$195,032
	$195,032	$—	$—	$195,032

Liabilities:
Pre-funded Warrants	$—	$337,459	$—	$337,459
	$—	$337,459	$—	$337,459

	Fair Value Measurements
	as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$43,053	$—	$—	$43,053
	$43,053	$—	$—	$43,053

Liabilities:
Pre-funded Warrants	$—	$60,029	$—	$60,029
2025 ADS Warrants	—	—	143,697	143,697
	$—	$60,029	$143,697	$203,726
During the three and six months ended June 30, 2026, there were no transfers between Level 1, Level 2 and Level 3. Excluded from the tables above, is $0.4 million and $60.8 million, as of June 30, 2026 and December 31, 2025, respectively, of cash held in notice accounts of less than 90 days, for which the carrying value approximates fair value due to the short-term nature.
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
The Pre-funded Warrants are considered to be Level 2 in the fair value hierarchy as the inputs used to determine fair market value are observable against the Company’s stock price. The 2025 ADS Warrant are considered to be Level 3 in the fair value hierarchy as they have been recorded at fair value using the Black-Scholes model, using unobservable assumptions that have been probability-weighted for specified data milestones. As of June 30, 2026, the 2025 ADS Warrants were fully exercised.
The following table reflects the fair value of the Company’s warrant liabilities for the six months ended June 30, 2026:

	Pre-Funded Warrants	ADS Warrants
Fair value as of December 31, 2025	$60,029	$143,697
Change in fair value of warrant liabilities	140,965	(66,304)
Exercise of 2025 Financing pre-funded warrant liabilities	(33,719)	(32,542)
Issuance of February 2026 Offering of pre-funded warrants	10,000	—
Conversion of 2025 Financing ADS warrants to pre-funded warrants	160,184	(44,851)
Fair value as of June 30, 2026	$337,459	$—
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
UK R&D tax credit	$15,155	$15,387
Prepaid research and development	16,074	17,102
Prepaid income tax	2,600	3,434
Other current assets	8,125	5,580
	$41,954	$41,503
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
The fees, transaction costs, and the end of term charges are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Amended Loan Agreement was 12.9% as of June 30, 2026.
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
The Amended Loan Agreement includes a financial covenant requiring us to maintain cash equal to at least fifty-five percent of the outstanding debt balance during the period commencing on October 1, 2027 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $850.0 million. The Company was in compliance with all covenants of the Amended Loan Agreement as of June 30, 2026 and December 31, 2025.
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Term loan payable	$50,000	$30,000
End of term charge	5,300	1,425
Future principal payments and end of term charge	$55,300	$31,425
PIK interest payable	—	1,088
Unamortized debt issuance costs	(4,573)	(880)
Carrying value of long-term debt	$50,727	$31,633
Less: current portion	$—	$(17,523)
Non-current portion	$50,727	$14,110

Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2026	$—
December 31, 2027	1,425
December 31, 2028	—
December 31, 2029	21,674
December 31, 2030	25,975
December 31, 2031	6,226
Total	$55,300
Interest expense associated with the Loan Agreement for the six months ended June 30, 2026 and 2025 was $2.9 million and $2.3 million, respectively.
6. Shareholders’ Equity/(Deficit)
Ordinary Shares
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through June 30, 2026, no cash dividends had been declared or paid by the Company.
At-the-Market Facility
On October 8, 2021, the Company entered into a Sales Agreement with TD Securities (USA) LLC, or TD Cowen, under which the Company was permitted to issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through TD Cowen as the sales agent. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, the Company entered into a new Sales Agreement under which the Company may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of the Company’s ADSs, if any, will generally be made at market prices. Pursuant to the Sales Agreement dated February 27, 2025, through June 30, 2026, the Company sold 108,000 ADSs under the Company’s ATM offering program at an average price of $13.2649 per ADS, result in gross and net proceeds of $1.4 million.
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
On August 18, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction, or a PIPE, (i) 16,076,750 ADSs, and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS ,and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. As of June 30, 2026, PIPE Warrants had been exercised for an aggregate of 4,267,050 ADSs, resulting in proceeds of $42.4 million. During the six-months ended June 30, 2026, PIPE Warrants were exercised for an aggregate of 515,000 ADSs, resulting in proceeds of $5.1 million. The Company may receive up to an additional approximately $117.3 million in gross proceeds if the PIPE Warrants are fully exercised for cash.
Liability-classified
On January 13, 2025, in connection with the 2025 Financing, the Company issued and sold (i) 24,014,728 ADSs, each representing one ordinary share, nominal value £0.008 each, of the Company and accompanying warrants to purchase up to 24,014,728 ADSs, and (ii) in lieu of ADSs, to certain investors, Pre-funded Warrants to purchase up to 11,044,720 ADSs and accompanying 2025 ADS Warrants to purchase up to 11,044,720 ADSs. The offering prices was $4.2750 per ADS and accompanying 2025 ADS Warrant, and $4.2649 per Pre-funded Warrant and accompanying 2025 ADS Warrant. The Pre-

funded Warrants have an exercise price of $0.0001 per ADS and are exercisable immediately. The Pre-funded Warrants expire when exercised in full. The 2025 ADS Warrants had an exercise price of $5.7960 per ADS.
The 2025 Financing comprising of ADSs, Pre-funded Warrants and 2025 ADS Warrants, resulted in aggregate proceeds of $149.8 million, with issuance costs of $9.4 million. Since the Pre-funded Warrants and 2025 ADS Warrants have been classified as a liability and recorded at fair value with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss, the aggregate proceeds have been allocated first to these warrants at their respective fair values at the issuance date. The residual has been allocated to the ADSs issued as part of the 2025 Financing and recognized within equity.
In February 2026, 35,059,448 2025 ADS Warrants were exercised and the Company received net proceeds of $203.2 million. Upon exercise of these outstanding warrants, the Company issued 15,160,619 ADSs and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 19,898,829 ADSs. During the three-months ended March 31, 2026, 6,000,000 Pre-funded Warrants were exercised resulting in a $33.7 million reduction in warrant liabilities. As of June 30, 2026, 23,848,829 Pre-funded Warrants remain outstanding.
On February 19, 2026, the Company issued and sold in an underwritten offering, or the February 2026 Offering, 17,500,000 ADSs at a public offering price of $8.00 per ADS, each representing one ordinary share, and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 1,250,000 ADSs at a public offering price of $7.9999 per Pre-funded Warrant. The Company received net proceeds of approximately $140.5 million, after deducting underwriting discounts and commissions and estimated offering costs. The Pre-funded Warrants associated with the February 2026 Offering have been classified as a liability and recorded at fair value with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss.
7. Share-Based Compensation
2017 Equity Incentive Plan
Under the Company’s historical shareholder and subscription agreements, the Company was authorized to issue restricted shares, restricted share units, as well as options, as incentives to its employees, non-employees and members of its board of directors.
As of June 30, 2026, the Company was authorized to issue a total of 397,999 ordinary shares underlying outstanding options granted under the 2017 Plan prior to our initial public offering, or IPO.
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
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation and leadership development committee. The total number of ordinary shares that were authorized for issuance under the 2020 Plan is 14,523,648 shares as of June 30, 2026, of which 3,656,273 shares remained available for future grant.
2022 Inducement Option Award
During 2022, the Company granted a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant to our chief executive officer.
2026 Inducement Plan
The Company’s 2026 Inducement Plan, or the Inducement Plan, allows the compensation and leadership development committee to make equity-based awards, including options and restricted share units, exclusively to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, or Rule

5635(c)(4). The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4). The Company reserved 3,500,000 of its ordinary shares for the issuance of awards under the Inducement Plan, of which 2,910,020 shares remained available for future grant as of June 30, 2026.
Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,202	$1,289	$2,137	$2,813
General and administrative	2,825	2,307	4,786	4,718
Total share-based compensation expense	$4,027	$3,596	$6,923	$7,531

8. Net Loss Per Share
The Company computes basic net loss per share by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company computes diluted net loss per share by dividing net loss by the weighted-average number of shares and dilutive potential share equivalents then outstanding during the period. The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and equity-classified warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same.
The Company excluded the following ordinary shares subject to issuance upon the vesting of equity awards, the exercise of options and warrants outstanding at each period end and the purchase of shares under the employee share purchase plan, from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Employee share purchase plan	35,129	40,342
Unvested restricted share units	1,522,818	946,502
Share options	9,852,870	8,427,841
Warrants - equity-classified	11,903,922	12,418,922
Warrants - liability-classified	23,848,829	46,104,168
	47,163,568	67,937,775

9. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have material contingency reserves established for any liabilities as of June 30, 2026 or December 31, 2025.
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
10. Segment Reporting
The Company has one operating segment. The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and Development:
Development expenses	$19,210	$21,442	$35,454	$43,138
Personnel expenses	6,568	6,113	13,360	12,182
Non-cash share-based compensation expense	1,202	1,289	2,137	2,813
Facilities and other expenses[1]	2,195	1,481	4,704	3,072
General and Administrative:
Personnel expenses	8,212	4,618	13,972	9,679
Legal and professional fees	5,878	3,367	12,405	12,731
Facilities and other expenses[1]	6,282	2,316	8,458	4,216
Non-cash share-based compensation expense	2,825	2,307	4,786	4,718
Total operating expenses	52,372	42,933	95,276	92,549
Loss from operations	(52,372)	(42,933)	(95,276)	(92,549)

Fair value change of warrant liabilities	(205,577)	(2,540)	(74,661)	16,920
Interest income	3,744	1,898	6,163	4,284
Benefit from R&D tax credit	2,583	4,287	5,060	12,735
Interest expense	(1,483)	(1,151)	(2,948)	(2,275)
Foreign exchange (losses) gains	(904)	2,349	(1,640)	4,482
Other income (expense)	546	(176)	1,030	627
Income tax expense	(331)	(137)	(320)	(491)
Net loss	$(253,794)	$(38,403)	$(162,592)	$(56,267)

1Other expenses include subscriptions and memberships, consulting fees and company insurance.
11. Subsequent Events
During the third-quarter of 2026, through July 30, 2026, as a result of sales of shares under our Sales Agreement with TD Cowen and upon exercise of certain warrants issued in the August 2023 PIPE, the Company received aggregate proceeds of $31.7 million and issued an aggregate of 2,690,696 ADSs.

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
References to “we,” “our,” “us” and “the Company” refer to Compass Pathways plc.
Operating Results
Overview
We are a biotechnology company dedicated to unlocking urgently needed new treatment options in mental health care. We believe mental health patients deserve the possibility of a better future. Our goal is to advance treatments that move the field of psychiatry towards treatment options that offer rapid onset and sustained durability with infrequent dosing. Our initial focus is on developing our investigational COMP360 psilocybin treatment, potentially a first-in-class treatment, for treatment-resistant depression, or TRD, which is a subset of major depressive disorder, or MDD, and post-traumatic stress disorder, or PTSD. COMP360 is our proprietary psilocybin formulation that includes our pharmaceutical-grade polymorphic crystalline psilocybin, optimized for stability and purity.
Our lead development program is in TRD, comprising patients who are inadequately served by current treatment options. In 2018, we received Breakthrough Therapy designation from the U.S. Food and Drug Administration, or the FDA for COMP360 for the treatment of TRD. In November 2021, we announced positive top-line results from our Phase 2b clinical trial evaluating COMP360 for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine published the positive results from our Phase 2b trial. This is the largest, randomized, controlled, double-blind psilocybin treatment clinical trial completed to date. The objective of the Phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
In 2025, we completed enrollment for each of the two pivotal trials in our Phase 3 program evaluating our COMP360 psilocybin treatment in TRD. Each of the two pivotal trials has a long-term follow-up component. The pivotal program design is as follows:
• COMP005 Pivotal trial (n=258): a single dose (25mg) monotherapy compared with placebo.
• COMP006 Pivotal trial (n= 581): a fixed repeat dose monotherapy using three dose arms: 25mg, 10mg and 1mg. This trial is designed to investigate whether a second dose can increase therapeutic response.
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
In February 2026, we announced the successful achievement of the primary endpoint in our ongoing Phase 3 COMP006 trial and Part B results from our Phase 3 COMP005 trial. We reported that the COMP006 trial achieved its primary endpoint with two fixed doses, administered 3 weeks apart, of COMP360 25 mg versus 1 mg demonstrating a highly statistically significant reduction in symptom severity with a p-value of <0.001 and a clinically meaningful difference of -3.8 points in change at six weeks.
Following these data read-outs and discussions with the FDA, the FDA granted our request for a rolling review of our NDA, which is ongoing. In April 2026, the FDA issued a National Priority Voucher for COMP360 psilocybin treatment in TRD.

In July 2026, we announced Part B results from our ongoing Phase 3 COMP006 trial, which confirm COMP360’s rapid onset and durable profile. The 26-week findings from our Phase 3 COMP006 trial build on previously reported results from our Phase 3 COMP005 trial, which demonstrated rapid onset and durable response to at least 6 months, with a generally well-tolerated and safe profile in people living with TRD.
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
Since our formation, we have devoted substantially all of our resources to conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations primarily with proceeds from the sale of our ordinary shares and ADSs in public and private equity offerings, including in our offerings pursuant to our at-the-market, or ATM, offering program, and proceeds from a loan agreement with Hercules, or the Hercules Loan Agreement.
We have incurred recurring operating losses since our inception. While we reported net income in certain periods, those results were attributable to non-recurring, non-cash items rather than ongoing operations. For the six months ended June 30, 2026 and 2025, we recognized net losses of $162.6 million and $56.3 million, respectively. In addition, as of June 30, 2026, we had an accumulated deficit of $985.2 million. Our historical losses have resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses until such time as we can generate revenue from sales of COMP360 or other therapeutic candidates sufficient to sustain profitability, if ever. Our operating losses stem primarily from the development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we complete our Phase 3 program in TRD for our investigational COMP360 psilocybin treatment candidate, continue preparing our rolling NDA submission and prepare for a potential commercial launch, among other activities. In addition, our spending in the future may also increase as we advance our Phase 2b/3 clinical trial in PTSD, or if we choose to expand into additional indications, or initiate the development for different therapeutic candidates. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of COMP360 or other therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of June 30, 2026, we had cash and cash equivalents of $433.3 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions and Changes in Regulatory Landscape
We continue to monitor current macroeconomic and geopolitical events, including, among others, financial and economic conditions (such as fluctuating inflation and interest rates, and fluctuations in foreign exchange rates) and the risk of an economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or disruption to U.S. government agencies, and significant changes in geopolitics and international tensions (such as from the effects from announced or future tariff increases, the war between Ukraine and Russia and conflict in the Middle East), for any potential impact that these or other events or conditions may have on our business.
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
To date, we have not generated any revenue and do not expect to generate any revenue from the sale of therapeutic candidates until we can obtain regulatory approval and we can commercialize COMP360. If our development efforts for our investigational COMP360 psilocybin treatment are successful and result in regulatory approval of COMP360, we may generate revenue in the future.
Operating Expenses
Research and Development
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. As a result, we expect that our research and development expenses will increase as we seek to complete the clinical development for our investigational COMP360 psilocybin treatment for TRD, we continue our rolling NDA submission and prepare for regulatory filings related to our COMP360 psilocybin treatment in TRD and initiate a new Phase 2b/3 clinical trial for our COMP360 psilocybin treatment in PTSD.
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
General and Administrative
We anticipate we will continue to incur significant accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company. Subject to FDA approval, we anticipate increases in both personnel and other expenses as we prepare for potential commercial operations, particularly as it relates to the planned sales and marketing activities of our therapeutic candidate.
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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities were eligible under the new merged regime for the three and six months ended June 30, 2026 and 2025. Restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These restrictions and the application of the exceptions have been taken into account in the assessment of qualifying expenditure. We expect such elements to be eligible for R&D incentives in the future although there may be some limitations on expenditure on activities undertaken outside the UK.
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
Interest income
Interest income relates to interest earned on cash and cash equivalents.
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
Foreign exchange (losses) gains
Foreign exchange (losses) gains consist of foreign exchange impacts arising from foreign currency transactions, primarily related to the translation of intercompany balances, as well as bank balances held in a foreign currency.

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
During the six months ended June 30, 2026 and 2025, we recorded a tax provision of $0.3 million and $0.5 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.
Results of Operations
Comparison for the Three and Six months ended June 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
OPERATING EXPENSES:
Research and development	$29,175	$30,325	$(1,150)	$55,655	$61,205	$(5,550)
General and administrative	23,197	12,608	10,589	39,621	31,344	8,277
Total operating expenses	52,372	42,933	9,439	95,276	92,549	2,727
Loss from operations	(52,372)	(42,933)	(9,439)	(95,276)	(92,549)	(2,727)
OTHER (EXPENSE) INCOME, NET:
Fair value change of warrant liabilities	(205,577)	(2,540)	(203,037)	(74,661)	16,920	(91,581)
Benefit from R&D tax credit	2,583	4,287	(1,704)	5,060	12,735	(7,675)
Interest income	3,744	1,898	1,846	6,163	4,284	1,879
Interest expense	(1,483)	(1,151)	(332)	(2,948)	(2,275)	(673)
Foreign exchange (losses) gains	(904)	2,349	(3,253)	(1,640)	4,482	(6,122)
Other income (expense)	546	(176)	722	1,030	627	403
Total other (expense) income, net	(201,091)	4,667	(205,758)	(66,996)	36,773	(103,769)
Loss before income taxes	(253,463)	(38,266)	(215,197)	(162,272)	(55,776)	(106,496)
Income tax expense	(331)	(137)	(194)	(320)	(491)	171
Net loss	$(253,794)	$(38,403)	$(215,391)	$(162,592)	$(56,267)	$(106,325)

Research and Development
Research and development expenses consist of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Development expenses	$19,210	$21,442	$(2,232)	$35,454	$43,138	$(7,684)
Personnel expenses	6,568	6,113	455	13,360	12,182	1,178
Facilities and other expenses	2,195	1,481	714	4,704	3,072	1,632
Non-cash share-based compensation expense	1,202	1,289	(87)	2,137	2,813	(676)
Total research and development expenses	$29,175	$30,325	$(1,150)	$55,655	$61,205	$(5,550)
For the three and six months ended June 30, 2026, the decrease in research and development expenses, as compared to the same period in 2025, was primarily attributable to the following:
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
Notwithstanding recent declines in R&D expenses, we expect to incur significant research and development costs at least through completion of our Phase 3 program for COMP360 psilocybin therapy in TRD and our Phase 2b/3 clinical trial in PTSD.
General and Administrative
General and administrative expenses consist of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Personnel expenses	$8,212	$4,618	$3,594	$13,972	$9,679	$4,293
Legal and professional fees	5,878	3,367	2,511	12,405	12,731	(326)
Facilities and other expenses	6,282	2,316	3,966	8,458	4,216	4,242
Non-cash share-based compensation expense	2,825	2,307	518	4,786	4,718	68
Total general and administrative expenses	$23,197	$12,608	$10,589	$39,621	$31,344	$8,277
For the three months ended June 30, 2026, the increase in general and administrative expenses, as compared to the same periods in 2025, was primarily attributable to the following:
•an increase in personnel expenses as a result of increasing staffing levels to support our commercial preparedness activities;
•an increase in facilities and other expense primarily due to an increase in external consulting fees, contractors, and technology infrastructure and software costs supporting commercial preparedness activities; and
•an increase in legal and professional fees as a result of increased costs associated with consulting services to support our commercial preparedness activities.
For the six months ended June 30, 2026, the increase in general and administrative expenses, as compared to the same period in 2025, was primarily attributable to the following:
•an increase in personnel expenses as a result of increasing staffing levels to support our commercial preparedness activities; and
•an increase in facilities and other expense primarily due to an increase in external consulting fees, contractors, and technology infrastructure and software costs supporting commercial preparedness activities.

We expect to continue to incur significant general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing general and administrative support for research and development activities, as well as commercial preparedness activities.
Other (Expense) Income, Net
Other (expense) income, net consists of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Fair value change of warrant liabilities	$(205,577)	$(2,540)	$(203,037)	$(74,661)	$16,920	$(91,581)
Interest income	3,744	1,898	1,846	6,163	4,284	1,879
Benefit from R&D tax credit	2,583	4,287	(1,704)	5,060	12,735	(7,675)
Interest expense	(1,483)	(1,151)	(332)	(2,948)	(2,275)	(673)
Foreign exchange (losses) gains	(904)	2,349	(3,253)	(1,640)	4,482	(6,122)
Other income (expense)	546	(176)	722	1,030	627	403
Total other (expense) income, net	$(201,091)	$4,667	$(205,758)	$(66,996)	$36,773	$(103,769)
For the three and six months ended June 30, 2026, the increase in other (expense) income, net as compared to the same periods in 2025, was primarily attributable to the following:
•the change in fair value of the warrant liabilities, primarily driven by the issuance of pre-funded warrants in connection with the February 2026 Offering, the impact of the exercise of all the outstanding warrants issued in the January 2025 Financing, with a portion of such warrants exercised for Pre-funded warrants, and stock price appreciation during the period;
•a decrease in the benefit from R&D tax credit due to the prior year being recorded at the enhanced effective rates. The current year benefit is recorded at the non-enhanced rate due to uncertainty regarding satisfaction of the R&D intensity condition and eligibility for the enhanced effective rates, which is currently under discussion with HMRC;
•a decrease due to foreign exchange losses following remeasurement of foreign currency denominated assets and liabilities.
Offset by:
•an increase in interest income primarily due to interest earned on higher cash deposit levels.
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
On February 27, 2025, we entered into a new Sales Agreement under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of our ADSs, if any, will generally be made at market prices. Pursuant to the Sales Agreement dated February 27, 2025, through July 30, 2026, we sold 2,798,696 ADSs under the ATM offering program, resulting in $33.1 million in net proceeds.
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
Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. As of June 30, 2026, PIPE Warrants had been exercised for an aggregate of 4,267,050 ADSs, resulting in proceeds of $42.4 million. During the six-months ended June 30, 2026, PIPE Warrants were exercised for an aggregate of 515,000 ADSs, resulting in proceeds of $5.1 million. We may receive up to an additional approximately $117.3 million in gross proceeds if the PIPE Warrants are fully exercised for cash.
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
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(88,242)	$(84,346)	$(3,896)
Net cash provided by financing activities	370,013	140,525	229,488
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,962	611	1,351
Net increase in cash, cash equivalents and restricted cash	$283,733	$56,790	$226,943
Net Cash Used in Operating Activities
Net cash used in operating activities increased during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to favorable working capital related activities of $16.7 million, as well as an increase of $85.7 million of non-cash adjustments, including the change in fair value of warrant liabilities of $91.6 million, which was offset by a $106.3 million increase in our net loss.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased during the six months ended June 30, 2026, compared to the same period in 2025, primarily as a result of aggregate net proceeds of $370.0 million from the February 2026 Offering for the issuance of ADSs and Pre-funded warrants, the exercise of the ADS Warrants from the 2025 Financing, from the issuance of debt, from the exercise of the PIPE Warrants and from the issuance of ADSs under the ATM facility; partially offset by the proceeds from the January 2025 Financing for the issuance of ADSs and the Pre-funded Warrants of $140.4 million in 2025.
Funding Requirements
We expect our expenses to continue to increase substantially in connection with our ongoing activities, particularly as we continue to advance our Phase 3 program of COMP360 in TRD and supporting clinical and preclinical studies and prepare our rolling NDA submission, as well as increase our manufacturing activities and commercial preparedness activities, some of which will be subject to further Phase 3 data, and as we advance our Phase 2b/3 clinical trial in PTSD. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expenses are expected to increase as we:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and continue preparing our rolling NDA submission;
•prepare for commercial launch of COMP360 psilocybin treatment in TRD, if approved, including establishing a sales, marketing and distribution infrastructure and scaling-up manufacturing capabilities;
•advance our commercialization strategy;
•advance our Phase 2b/3 clinical trial in PTSD;
•continue the training of qualified healthcare professionals to monitor and safeguard participants in our clinical trials;

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
As of June 30, 2026, we had cash and cash equivalents of $433.3 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
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
As of June 30, 2026, the aggregate market value of our common shares held by non-affiliates exceeded $700.0 million. We may continue to take advantage of certain reduced disclosures available to smaller reporting companies through the filing of our Annual Report on Form 10-K for the year ending December 31, 2026 and we will not be required to provide an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until the filing of our Annual Report on Form 10-K for the year ending December 31, 2027.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk exposures that affect the disclosures presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Financial Position and Need for Additional Capital
We are a clinical-stage biotechnology company and have incurred significant losses since our inception. We expect to incur losses for until such time as we can generate revenue from sales of COMP360 or other therapeutic candidates sufficient to sustain profitability and may never achieve or maintain profitability.
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We have incurred recurring operating losses since our inception. While we reported net income in certain periods, those results were primarily attributable to non-recurring, non-cash items rather than ongoing operations. For the six months ended June 30, 2026, we recognized net loss of $162.6 million, compared to a net loss of $56.3 million for the six months ended June 30, 2025. As of June 30, 2026, we had an accumulated deficit of $985.2 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. During the term of our pre-funded warrants, or the Pre-Funded Warrants, issued in our registered financing in January 2025, or the January 2025 Financing, and in our underwritten offering in February 2026, or the February 2026 Offering, which are classified as liabilities, our net loss can change significantly quarter to quarter due to non-cash increases or decreases in the fair value of these warrants. We intend to continue to conduct research and development, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated general and administrative expenses, will result in incurring further significant operating losses for at least the next several years. Our expected operating losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•continue to advance our Phase 3 program for investigational COMP360 psilocybin treatment in TRD and clinical and preclinical supporting studies and continue preparing our rolling NDA submission;
•prepare for commercial launch of COMP360 psilocybin treatment in TRD, if approved, including establishing a sales, marketing and distribution infrastructure and scaling-up manufacturing capabilities;
•advance our commercialization strategy;
•advance our Phase 2b/3 clinical trial in PTSD;
•continue the training of qualified healthcare professionals to monitor and safeguard participants in our clinical trials;
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
We have funded our operations since our initial public offering, or IPO, in 2020, through public equity offerings, private placements of ADSs and warrants and debt financing. To become and remain profitable, we will need to continue developing and eventually commercialize treatments that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing our Phase 3 program of COMP360 in TRD and other clinical trials of COMP360 or any future therapeutic candidates, training a sufficient number of qualified healthcare professionals to monitor and safeguard participants in our clinical trials, discovering and developing any future therapeutic candidates, obtaining regulatory approval for COMP360 psilocybin treatment and any future therapeutic candidates that successfully complete clinical trials, and establishing sales and marketing capabilities. Even if COMP360 psilocybin treatment or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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
Unless and until we generate product revenue and achieve and sustain profitability, we will need additional funding in the future to sufficiently finance our operations. If the PIPE Warrants outstanding, as of August 3, 2026, are exercised in full for cash, we would receive an additional $105.8 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $433.3 million as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based our estimated cash runway on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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
Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, volatility in the capital markets, fluctuating inflation and interest rates, concerns about potential recessionary factors, and macroeconomic and geopolitical events and conditions may affect our ability to raise additional funding, including through the exercise for cash of the PIPE Warrants, sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations, work for our rolling NDA submission or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our investigational COMP360 psilocybin treatment or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, geopolitical tensions, such as those resulting from the ongoing war between Ukraine and Russia, conflict in the Middle East, changes in legislation and governmental policies and resources, including the effects of announced or future tariff increases, fluctuating inflation and interest rates, and the related impact on U.S. and global economies, the risk of economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or disruption to U.S. government agencies or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.
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
As of June 30, 2026, we had 11,809,700 outstanding PIPE Warrants. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three-year period ending in February 2027 and have an exercise price of $9.93. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not continue to exceed the exercise price of the PIPE Warrants prior to their expiration.
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
As of June 30, 2026, we had 23,848,829 Pre-Funded Warrants outstanding. Each Pre-funded Warrant will be exercisable until it is fully exercised by means of either a cash payment of the exercise price of $0.0001 per ADS or by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of ADSs representing ordinary shares determined according to the formula set forth in the Pre-funded Warrant. Accordingly, we will not receive any meaningful, or potentially any, additional funds upon the exercise of the Pre-funded Warrants. To the extent such Pre-funded Warrants are exercised, additional ADSs will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our ADSs and will increase the number of ADSs and ordinary shares outstanding.

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
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the outstanding warrants were exercised, we would issue 35,752,751 ADSs which would result in significant dilution to our shareholders. In addition, we have raised additional funds in the past and may raise additional funds in the future by issuing equity securities under our ATM Facility and, as a result, our stockholders have in the past experienced and may in the future experience dilution. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain certain minimum cash balances beginning October 1, 2027 and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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
COMP360 psilocybin treatment is, and any future therapeutic candidates we may develop in the future may be, subject to controlled substance laws and regulations in jurisdictions where our products, if approved, may be marketed, such as the U.S., the UK and the rest of Europe, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, or changes in these laws and regulations may adversely affect the results of our business operations, both during clinical development and post-approval, and our financial condition. In addition, during the review process of COMP360 psilocybin treatment, and prior to any potential approval, the FDA and/or other regulatory bodies may require additional data, including with respect to whether COMP360 has abuse or misuse potential. This may delay approval and any potential rescheduling process.
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
We have in the past experienced delays in recruiting and enrolling patients in our Phase 3 programs in TRD and in the future we may experience similar delays in recruiting and enrolling patients and completing our Phase 2b/3 clinical trial in PTSD or future clinical trials. We may also experience numerous unforeseen events, and in some cases have experienced such events, during our clinical trials that could further delay or prevent our ability to receive marketing approval or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates, including:
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process, including during Phase 3 pivotal trials, and, because our investigational COMP360 psilocybin treatment is our only product in clinical development, there is a high risk of failure and we may never succeed in developing marketable products. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in managing late-stage clinical trials; our Phase 3 pivotal trials for COMP360 in TRD represent our first pivotal trials and we may not be able to successfully complete additional pivotal trials.
We cannot be certain that our Phase 2b/3 clinical trial in PTSD or any other future clinical trials will be successful. We cannot be certain that our Phase 3 pivotal trials for COMP360 in TRD will demonstrate the efficacy and safety necessary to obtain regulatory approval to market our investigational COMP360 psilocybin treatment. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of COMP360, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with COMP360, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of COMP360 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
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

We have in the past published and, from time to time in the future we may publish, interim, top-line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of subjects have been enrolled, but before completion of the trial. Similarly, we may report top-line or preliminary results of primary and key secondary endpoints before the final trial results are completed. For example, in February 2026, we reported preliminary results from our Phase 3 trials in TRD and in June 2026, we reported additional results from our Phase 3 COMP006 trial, and the full results and safety data from our Phase 3 clinical trials in TRD may not be consistent with the preliminary results to date. Interim, top-line and preliminary data from our clinical trials may change as more patient data or analyses become available and are not necessarily predictive of final results. Further interim, top-line and preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects or cause the price of our stock to decline.
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
We have in the past experienced, and may in the future also experience, delays in the development and approval of COMP360. We are conducting a Phase 3 program for COMP360 in TRD. We have Breakthrough Therapy Designation and have had dialogue with the FDA regarding our Phase 3 trial design, including certain protocol amendments that we implemented in the first half of 2023. We anticipate having on-going dialogue with the FDA throughout the conduct of the Phase 3 trials. In February 2026, we announced the successful achievement of the primary endpoint in our ongoing Phase 3 COMP006 trial and Part B results from our Phase 3 COMP005 trial. We reported that the COMP006 trial achieved its primary endpoint with two fixed doses, administered 3 weeks apart, of COMP360 25 mg versus 1 mg demonstrating a highly statistically significant reduction in symptom severity with a p-value of <0.001 and a clinically meaningful difference of -3.8 points in change at six weeks.

Following these data read-outs and discussions with the FDA, the FDA granted our request for a rolling review. In April 2026, the FDA issued a National Priority Voucher for COMP360 psilocybin treatment in TRD. With a rolling review, the FDA may consider for review sections of our NDA on a rolling basis before the complete application is submitted. However, despite granting our request for a rolling review, the FDA may ultimately disagree with our proposed approach, and COMP360 may not experience a faster review or approval compared to conventional FDA procedures. Furthermore, policy changes or political interference by the Trump administration could negatively impact the FDA review process. In July 2026, the FDA published guidance regarding the nonclinical, clinical and safety considerations, as well as abuse potential assessment and risk mitigation and public health considerations for conducting trials for psychedelics, such as psilocybin. We believe our Phase 3 program reflects the key principles set forth in the guidance. We have conducted our Phase 3 program in accordance with our previously announced study design. However, the FDA may disagree with our study design or conduct, which may impact the review process for our NDA for COMP360. Given these uncertainties in the regulatory review and approval process, it is possible that neither COMP360 nor any future therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
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
Retaining a sufficient number of enrolled patients to complete our Phase 3 COMP006 trial in TRD and identifying and qualifying patients to participate in our Phase 2b/3 clinical trial in PTSD or future clinical trials for COMP360 in other indications or any future therapeutic candidates is critical to our success. Patient retention and enrollment depends on many factors, including:
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
•the willingness or availability of patients to continue to participate in our Phase 3 COMP006 trial in TRD and to participate in our Phase 2b/3 clinical trial in PTSD or future clinical trials due to a number of factors, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance, any public health crisis or other factors;
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
We may never have a product that is commercially successful. To date, we have no product authorized for marketing. We must make substantial additional investments to complete our Phase 3 COMP 006 trial of our investigational COMP360 psilocybin treatment in TRD, prepare and submit our NDA to the FDA for review, successfully obtain FDA approval, secure federal and state rescheduling for COMP360, and build a sales and marketing organization before we can generate any product revenue. Furthermore, if approved, our COMP360 psilocybin treatment may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and negative media coverage of psychedelic substances, including psilocybin. As a result, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our investigational COMP360 psilocybin treatment may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable.
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
We have received a National Priority Review voucher for COMP360 for the treatment of TRD. However, the National Priority Review pilot program is new and there is uncertainty regarding its implementation, operation and whether anticipated benefits of the National Priority Review pilot program will be realized.
In June 2025, the FDA announced the creation of a new program, the National Priority Review pilot program, to expedite the development and approval of drug products with potential to address a major national priority, such as addressing a large unmet medical need, reducing downstream health care utilization, addressing a public health crisis, boosting domestic manufacturing, or increasing medication affordability. The FDA has stated that voucher recipients will receive a decision on an accelerated basis within of 1-2 months following filing of a complete application for the relevant drug or biologic candidate, as well as enhanced communication with review staff throughout the development process prior to final submission of the application and during the review period. However, receipt of the National Priority Review voucher does not guarantee that our rolling NDA submission will be approved by FDA. The FDA has stated that the review time for an application of a National Priority Review recipient may be extended, including because the application is incomplete, there are manufacturing violations, if the results of pivotal trial(s) are ambiguous, if the review is particularly complex, or for other reasons deemed appropriate by the FDA. The National Priority Review program is in pilot stage, so its implementation, operation, and ultimate benefits or impacts are subject to uncertainty.
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

We have, and may in the future, set up research facilities and innovation labs, which we refer to as Centers of Excellence, in key markets. For example, in March 2022, we announced a strategic collaboration with King’s College London and South London and Maudsley NHS Foundation Trust, or SLaM, to establish The Center for Mental Health Research and Innovation to advance research in psychedelic treatments through, among other things, the development of working model psychedelic treatment clinics, our training programs, conducting clinical trials, and data analysis.
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
Additionally, our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our treatments or elements thereof, our manufacture or uses relevant to our development plans, the targets of COMP360 or any future therapeutic candidates, or other attributes of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. In such cases, we may not be in a position to develop or commercialize such therapeutic candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, which may not be available on commercially reasonable terms or at all. In the event that a patent has not expired at the time of approval of such investigational treatments or therapeutic candidate and the patent owner were to bring an infringement action against us, we may have to argue that our investigational treatments or the manufacture or use of the underlying therapeutic substances do not infringe a valid claim of the patent in question. Alternatively, if we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would need to present clear and convincing evidence as to the invalidity of the patent’s claims. The same applies to other jurisdictions. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. In the event that a third party successfully asserts its patent against us such that such third party’s patent is found to be valid and enforceable and infringed by COMP360 or further therapeutic products, unless we obtain a license to such patent, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to commercialize COMP360 or further therapeutic products, or forced to pay damages, which may be substantial. Similarly, the targets for our investigational COMP360 psilocybin treatment have also been the subject of research by other companies, which have filed patent applications or have patents on aspects of the targets or their uses. There can be no assurance any such patents will not be asserted against us or that we will not need to seek licenses from such third parties. We may not be able to secure such licenses on acceptable terms, or at all, and any such litigation would be costly and time-consuming.
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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25mg in as a treatment for major depressive disorder, which was expected to enroll approximately 240 adult patients, and Usona announced that it completed enrollment in its Phase 3 trial in November 2025. In April 2026, the FDA issued a National Priority Review voucher to Usona for its psilocybin as a treatment for major depressive disorder. Such non-profits may be willing to provide psilocybin-based products at cost or for free, undermining our potential market for COMP360. In addition, a number of for-profit biotechnology companies or institutions are specifically pursuing the development of psilocybin, including Helus Pharma, and other psychedelic compounds to treat mental health illnesses, including TRD. Helus Pharma is conducting a Phase 3 program for its proprietary novel serotonergic agonists (a proprietary deuterated psilocin analog) for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately 550 adult patients, with the first Phase 3 trial expected to report top-line data in the fourth quarter of 2026. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, such as major depressive disorder, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because psilocybin, which is a naturally occurring substance and therefore not subject to patent protection, may be deemed an appropriate substitute for COMP360.
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
Our current business operations are headquartered in our offices in London, UK, with additional offices in New York and New Jersey for operations in the U.S. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including events of civil unrest that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our investigational COMP360 psilocybin treatment or any future therapeutic candidates or interruption of our business operations. Such natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
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
•timing of completion of our Phase 3 program and the time period during which we complete our rolling NDA submission;
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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $2.25 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Select Market, through August 3, 2026. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, each year in our annual reports on Form 10-K, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As we will qualify as a large accelerated filer as of December 31, 2026, we will in future years, after a transition period, require an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, in future years an attestation report on internal control over financial reporting issued by our independent registered public accounting firm will be required and if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ADSs could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to stockholder litigation, which could have an adverse impact on the market price or our ADSs and cause us to incur additional expenses.
We expect to lose our smaller reporting company status, which will increase our reporting and compliance obligations.
Based on our public float as of June 30, 2026, we expect to cease qualifying as a smaller reporting company following the end of fiscal year 2026. Accordingly, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027, we will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies and will become subject to the disclosure requirements applicable to companies that do not qualify as smaller reporting companies. The expected loss of our smaller reporting company status may require additional management attention and may increase our legal, accounting and other compliance costs. Any failure to comply with these increased disclosure and reporting requirements could adversely affect our business, financial condition, results of operations and the trading price of our ADSs.
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
We are incorporated under the laws of England and Wales. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by the laws of England and Wales, including the provisions of the Companies Act 2006, and by our Articles. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. See the information under the heading “Description of Share Capital and Articles of Association—Differences in Corporate Law” in our prospectus dated February 27, 2025, filed with the SEC pursuant to Rule 424(b), which information is incorporated herein by reference, for a description of the principal differences between the provisions of the Companies Act 2006 applicable to us and, for example, the Delaware General Corporation Law relating to shareholders’ rights and protections.
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
Disruptions at the FDA, the SEC, the DEA, the U.S. Patent and Trademark Office and other government agencies, including any disruption caused by leadership changes, changes in policy of the Trump administration and decisions to reduce the number of federal employees, and any funding shortages or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new drugs from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including changes in government budget and funding levels, the ability to hire and retain key leadership and personnel, shifting policy priorities as a result of changes in the presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years and recently other companies have reported delays in the FDA providing guidance and reviewing product applications, and additional delays in review by the FDA may in the future increase as a result. In addition, government funding of the SEC, the DEA, the U.S. Patent and Trademark Office and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Furthermore, the current administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees, which could result in reduced resources, including personnel at the agencies that regulate us and delays in reviewing our submissions.
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1 to April 30, 2026	—	—	—	—
May 1 to May 31, 2026	—	—	—	—
June 1 to June 30, 2026	—	—	—	—
Three Months Ended June 30, 2026	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Form of Pre-funded Warrant	8-K	001-39522	4.1	02/19/2026
10.1*	Lease Agreement dated as of June 3, 2026, by and between 30 MONTGOMERY OWNER, LLC and Compass Pathways, Inc.
10.2*	License Agreement between Fora Operations Limited and COMPASS Pathfinder Limited dated June 1, 2026.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Principal Finance Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

COMPASS PATHWAYS PLC

Date:	August 5, 2026	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)