Form 10-Q
period 2026-09-30
COMPASS Pathways plc
filed 2026-11-03
CIK 1816590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

⊠ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 141,710,353 shares of common stock outstanding as of October 28, 2026.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	8
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	8
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2026 and 2025	9
	Condensed Consolidated Statements of Shareholders' Equity (Deficit) for the Three Months Ended September 30, 2026 and 2025, the Three Months Ended June 30, 2026 and 2025, and the Three Months Ended March 31, 2026 and 2025	10
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2026 and 2025	12
	Notes to Condensed Consolidated Financial Statements	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	104
Item 3.	Defaults Upon Senior Securities	104
Item 4.	Mine Safety Disclosures	104
Item 5.	Other Information	104
Item 6.	Exhibits	105
	Signatures	106

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions. The forward-looking statements and opinions contained in this Form 10-Q are based upon information available to our management as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding the timing of our rolling submission of a new drug application, or NDA, for COMP360 psilocybin treatment in treatment-resistant depression, or TRD, and the timing of the review by the Food and Drug Administration, or FDA, of such NDA, including potential acceleration due to the grant of rolling review and award of a National Priority Voucher for COMP360 psilocybin treatment in TRD and the results of our Phase 3 program in TRD, including statements regarding the preliminary results to date from our two Phase 3 trials for TRD;
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
•our ability to identify, maintain, utilize, acquire or purchase digital technologies for use in the conduct of our clinical trials;
•regulatory developments in the United States, or U.S., under the laws and regulations of England and Wales, and other jurisdictions;
•developments and projections relating to our competitors and our industry, including our expectations regarding the development, regulatory approval and commercialization of competing therapies, the potential approval of competing therapies before COMP360 or for broader indications, and the potential impact on market acceptance, pricing and commercial opportunities for COMP360;
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
•In our clinical trials, we currently rely on specially trained, licensed healthcare professionals working at third-party clinical trial sites and upon regulatory approval we expect to continue to rely on healthcare professionals working at third-party sites, to monitor and safeguard participants during administration of our COMP360 psilocybin treatment. If third-party sites fail to recruit, retain or effectively manage a sufficient number of qualified healthcare professionals, our clinical trials may be delayed and, upon regulatory approval, our ability to effectively commercialize COMP360 psilocybin treatment may be limited, and our business, financial condition and results of operations would be materially harmed;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS PATHWAYS PLC
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$443,979	$149,608
Restricted cash	425	379
Prepaid expenses and other current assets	43,144	41,503
Total current assets	487,548	191,490
NON-CURRENT ASSETS:
Operating lease right-of-use assets	3,454	3,424
Deferred tax assets	5,114	3,751
Long-term prepaid expenses and other assets	22,980	11,684
Total assets	$519,096	$210,349
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,988	$15,222
Accrued expenses and other liabilities	16,970	9,214
Debt, current portion	1,425	17,523
Operating lease liabilities - current	1,803	2,110
Warrant liabilities	296,677	203,726
Total current liabilities	325,863	247,795
NON-CURRENT LIABILITIES:
Debt, non-current portion	49,561	14,110
Operating lease liabilities - non-current	1,605	1,292
Total liabilities	377,029	263,197
Commitments and contingencies (Note 9)
SHAREHOLDERS' EQUITY/(DEFICIT):
Ordinary shares, £0.008 par value; 141,684,353 and 96,085,785 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,461	973
Additional paid-in capital	1,150,543	783,562
Accumulated other comprehensive loss	(14,920)	(14,789)
Accumulated deficit	(995,017)	(822,594)
Total shareholders' equity/(deficit)	142,067	(52,848)
Total liabilities and shareholders' equity/(deficit)	$519,096	$210,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING EXPENSES:
Research and development	$23,458	$27,325	$79,113	$88,530
Selling, general and administrative	32,979	13,211	72,600	44,555
Total operating expenses	56,437	40,536	151,713	133,085
Loss from operations:	(56,437)	(40,536)	(151,713)	(133,085)
OTHER INCOME (EXPENSE), NET:
Fair value change of warrant liabilities	40,782	(101,318)	(33,879)	(84,398)
Interest income	3,596	1,588	9,759	5,872
Benefit from R&D tax credit	2,048	3,924	7,108	16,659
Interest expense	(1,505)	(1,105)	(4,453)	(3,380)
Foreign exchange gains (losses)	23	(883)	(1,617)	3,599
Other income	556	383	1,586	1,010
Total other income (expense), net	45,500	(97,411)	(21,496)	(60,638)
Loss before income taxes	(10,937)	(137,947)	(173,209)	(193,723)
Income tax benefit (expense)	1,106	230	786	(261)
Net loss	$(9,831)	$(137,717)	$(172,423)	$(193,984)

Net loss per share attributable to ordinary shareholders: basic	$(0.07)	$(1.44)	$(1.35)	$(2.09)
Weighted average ordinary shares outstanding: basic	138,719,375	95,337,993	128,084,630	92,646,458
Net loss per share attributable to ordinary shareholders: diluted	$(0.31)	$(1.44)	$(1.35)	$(2.09)
Weighted average ordinary shares outstanding: diluted	162,568,025	95,337,993	128,084,630	92,646,458

Net loss	$(9,831)	$(137,717)	$(172,423)	$(193,984)
Other comprehensive (loss) income:
Foreign exchange translation adjustment	(179)	(605)	(131)	1,007
Comprehensive loss	$(10,010)	$(138,322)	$(172,554)	$(192,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Shareholders' Equity / (Deficit)
(unaudited)
(in thousands, except share and per share amounts)
(expressed in U.S. Dollars, unless otherwise stated)

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2025	96,085,785	$973	$783,562	$(14,789)	$(822,594)	$(52,848)
Issuance of ordinary shares, net of issuance costs	17,500,000	189	131,097	—	—	131,286
Exercise of share options	6,333	1	23	—	—	24
Issuance of ordinary shares to settle vested restricted stock units	170,558	2	(2)	—	—	—
Issuance of ordinary shares to settle warrant exercised	21,160,619	228	153,905	—	—	154,133
Share-based compensation expense	—	—	2,896	—	—	2,896
Unrealized loss on foreign currency translation	—	—	—	(6)	—	(6)
Net income	—	—	—	—	91,202	91,202
Balance at March 31, 2026	134,923,295	1,393	1,071,481	(14,795)	(731,392)	326,687
Issuance of ordinary shares under ATM facility, net of issuance costs	108,000	1	1,396	—	—	1,397
Exercise of share options	136,883	1	1,126	—	—	1,127
Issuance of ordinary shares to settle vested restricted stock units	9,375	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	29,753	—	160	—	—	160
Issuance of ordinary shares to settle warrant exercised	515,000	6	5,108	—	—	5,114
Share-based compensation expense	—	—	4,027	—	—	4,027
Shares tendered for withholding taxes	—	—	(239)	—	—	(239)
Unrealized gain on foreign currency translation	—	—	—	54	—	54
Net loss	—	—	—	—	(253,794)	(253,794)
Balance at June 30, 2026	135,722,306	1,401	1,083,059	(14,741)	(985,186)	84,533
Issuance of ordinary shares under ATM facility, net of issuance costs	1,795,373	18	24,146	—	—	24,164
Exercise of share options	363,783	4	1,412	—	—	1,416
Issuance of ordinary shares to settle vested restricted stock units	18,530	—	—	—	—	—
Issuance of ordinary shares to settle warrant exercised	3,784,361	38	37,541	—	—	37,579
Share-based compensation expense	—	—	4,452	—	—	4,452
Shares tendered for withholding taxes	—	—	(67)	—	—	(67)
Unrealized loss on foreign currency translation	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	(9,831)	(9,831)
Balance at September 30, 2026	141,684,353	$1,461	$1,150,543	$(14,920)	$(995,017)	$142,067

	ORDINARY SHARES £0.008		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL SHAREHOLDERS' EQUITY
	PAR VALUE
	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance at December 31, 2024	68,552,215	$702	$704,919	$(16,194)	$(534,732)	$154,695
Issuance of ordinary shares, net of issuance costs	24,014,728	233	54,583	—	—	54,816
Exercise of share options	164,422	2	—	—	—	2
Issuance of ordinary shares to settle vested restricted stock units	116,961	1	(1)	—	—	—
Share-based compensation expense	—	—	3,935	—	—	3,935
Unrealized loss on foreign currency translation	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	(17,864)	(17,864)
Balance at March 31, 2025	92,848,326	938	763,436	(16,311)	(552,596)	195,467
Exercise of share options	682,682	7	2	—	—	9
Issuance of ordinary shares to settle vested restricted stock units	9,375	—	—	—	—	—
Issuance of ordinary shares under the employee share purchase plan	45,965	1	156	—	—	157
Share-based compensation expense	—	—	3,596	—	—	3,596
Unrealized gain on foreign currency translation	—	—	—	1,729	—	1,729
Net loss	—	—	—	—	(38,403)	(38,403)
Balance at June 30, 2025	93,586,348	946	767,190	(14,582)	(590,999)	162,555
Exercise of share options	44,121	—	—	—	—	—
Issuance of ordinary shares to settle vested restricted stock units	26,909	—	—	—	—	—
Issuance of ordinary shares to settle warrant exercised	2,344,666	27	10,124	—	—	10,151
Share-based compensation expense	—	—	3,207	—	—	3,207
Unrealized loss on foreign currency translation	—	—	—	(605)	—	(605)
Net loss	—	—	—	—	(137,717)	(137,717)
Balance at September 30, 2025	96,002,044	$973	$780,521	$(15,187)	$(728,716)	$37,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPASS PATHWAYS PLC
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
(expressed in U.S. Dollars, unless otherwise stated)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,423)	$(193,984)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	—	210
Non-cash interest expense	771	1,104
Non-cash gain (loss) on foreign currency remeasurement	73	(682)
Non-cash share-based compensation expense	11,375	10,738
Non-cash lease expenses	1,533	1,114
Transaction costs allocated to warrants	643	5,778
Fair value change of warrant liabilities	33,879	84,398
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,045)	(17,364)
Deferred and prepaid tax assets	(1,363)	(753)
Other assets	(11,572)	2,035
Operating lease liabilities	(1,558)	(1,150)
Accounts payable	(6,166)	(7,719)
Accrued expenses and other liabilities	7,842	(3,177)
Net cash used in operating activities	(139,011)	(119,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares and pre-funded warrants associated with the 2026 Offering, net of issuance costs and the 2025 Financing, net of issuance costs	140,643	140,357
Proceeds from issuance of ordinary shares under ATM facility, net of issuance costs	25,561	—
Proceeds from the exercise of ADS warrants	87,871	—
Proceeds from the exercise of PIPE warrants	42,693
Proceeds from conversion of ADS warrants into pre-funded warrants	115,333	—
Payments of tax withholdings on stock award	(306)	—
Proceeds from issuance of shares under the employee share purchase plan	160	157
Net proceeds from issuance of long term debt	18,582	—
Proceeds from exercise of options	2,567	11
Proceeds from issuance of pre-funded warrants associated with the 2025 Financing, net of issuance costs	1	—
Net cash provided by financing activities	433,105	140,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash	323	(227)
Net increase in cash, cash equivalents and restricted cash	294,417	20,846
Cash, cash equivalents and restricted cash, beginning of the period	149,987	165,470
Cash, cash equivalents and restricted cash, end of the period	$444,404	$186,316

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of each of the periods, shown above:

	As of September 30,
	2026	2025
Cash and cash equivalents	$443,979	$185,937
Restricted cash	425	379
Total cash, cash equivalents and restricted cash	$444,404	$186,316

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
The Company is subject to risks and uncertainties common to clinical stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary intellectual property and technology, compliance with government regulations and the ability to secure additional capital to fund operations. COMP360 has advanced through clinical development and the Company is in the process of submitting a rolling New Drug Application, or NDA. Receipt of regulatory approval and state and federal rescheduling under controlled substances laws remains necessary before we can proceed with commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s rolling NDA submission results in regulatory approval, it is uncertain when, if ever, the Company will realize revenue from sales. The Company has funded its operations primarily with proceeds from the sale of its ordinary shares and ADSs in public and private equity offerings, including in its offerings pursuant to its at-the-market, or ATM, offering program, and proceeds from a loan agreement with Hercules, or the Hercules Loan Agreement.
The Company has incurred recurring losses since its inception, including net losses of $172.4 million and $194.0 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, as of September 30, 2026, the Company had an accumulated deficit of $995.0 million. The Company expects to continue to generate operating losses until such time as we can generate revenue from sales of COMP360 or other therapeutic candidates sufficient to sustain profitability, if ever. The Company believes the cash and cash equivalents on hand as of September 30, 2026 of $444.0 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company may raise additional capital through a combination of equity offerings, debt financings, collaborations, and other strategic transactions, including marketing, distribution or licensing arrangements. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial conditions.
Market volatility, geopolitical tensions or instability (including from the effects of changes in trade policy, announced or future tariff increases), geopolitical conflict (such as the war between Ukraine and Russia and conflict in the Middle East), fluctuating inflation and interest rates and the related impact on U.S., UK and global economies, the risk of an economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or the disruption to U.S. government agencies or other factors could adversely impact the Company’s operations, financial results and ability to raise additional funding.
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

	Fair Value Measurements
	as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$196,602	$—	$—	$196,602
	$196,602	$—	$—	$196,602

Liabilities:
Pre-funded Warrants	$—	$296,677	$—	$296,677
	$—	$296,677	$—	$296,677

	Fair Value Measurements
	as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$43,053	$—	$—	$43,053
	$43,053	$—	$—	$43,053

Liabilities:
Pre-funded Warrants	$—	$60,029	$—	$60,029
2025 ADS Warrants	—	—	143,697	143,697
	$—	$60,029	$143,697	$203,726

During the three and nine months ended September 30, 2026, there were no transfers between Level 1, Level 2 and Level 3. Excluded from the tables above, is cash held in notice accounts with maturities of less than 90 days. There was no such cash as of September 30, 2026, and $60.8 million as of December 31, 2025, for which the carrying value approximates fair value due to the short-term nature.
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
The Pre-funded Warrants are considered to be Level 2 in the fair value hierarchy as the inputs used to determine fair market value are observable against the Company’s stock price. The 2025 ADS Warrants are considered to be Level 3 in the fair value hierarchy as they have been recorded at fair value using the Black-Scholes model, using unobservable assumptions that have been probability-weighted for specified data milestones. As of September 30, 2026, the 2025 ADS Warrants were fully exercised.
The following table reflects the fair value of the Company’s warrant liabilities for the nine months ended September 30, 2026:

	Pre-Funded Warrants	ADS Warrants
Fair value as of December 31, 2025	$60,029	$143,697
Change in fair value of warrant liabilities	100,183	(66,304)
Exercise of 2025 Financing pre-funded warrant liabilities	(33,719)	(32,542)
Issuance of February 2026 Offering of pre-funded warrants	10,000	—
Conversion of 2025 Financing ADS warrants to pre-funded warrants	160,184	(44,851)
Fair value as of September 30, 2026	$296,677	$—
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
UK R&D tax credit	$15,205	$15,387
Prepaid research and development	16,132	17,102
Prepaid income tax	3,148	3,434
Other current assets	8,659	5,580
	$43,144	$41,503
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
The Company incurred fees and transaction costs totaling $4.2 million associated with the third amendment to the Loan Agreement, including $0.3 million of facility fees. In addition, the Company incurred $3.9 million of end of term charges, which are recorded as a debt discount and amortized to interest expense over the term of the loan.
The fees, transaction costs, and the end of term charges are amortized to interest expense through the maturity date using the effective interest method. The effective interest rate of the Amended Loan Agreement was 12.9% as of September 30, 2026.
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
The Amended Loan Agreement includes a financial covenant requiring us to maintain cash equal to at least fifty-five percent of the outstanding debt balance during the period commencing on October 1, 2027 (subject to adjustment if certain performance milestones are met). If the Company meets the performance milestones, the minimum cash covenant will not apply if its market capitalization is at least $850.0 million. The Company was in compliance with all covenants of the Amended Loan Agreement as of September 30, 2026 and December 31, 2025.
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Term loan payable	$50,000	$30,000
End of term charge	5,300	1,425
Future principal payments and end of term charge	$55,300	$31,425
PIK interest payable	—	1,088
Unamortized debt issuance costs	(4,314)	(880)
Carrying value of long-term debt	$50,986	$31,633
Less: current portion	$(1,425)	$(17,523)
Non-current portion	$49,561	$14,110

Future principal payments, including End of Term Charge, are as follows (in thousands):

December 31, 2026	$—
December 31, 2027	1,425
December 31, 2028	—
December 31, 2029	21,674
December 31, 2030	25,975
December 31, 2031	6,226
Total	$55,300
Interest expense associated with the Loan Agreement for the nine months ended September 30, 2026 and 2025 was $4.5 million and $3.4 million, respectively.
6. Shareholders’ Equity/(Deficit)
Ordinary Shares
Each ordinary share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through September 30, 2026, no cash dividends had been declared or paid by the Company.
At-the-Market Facility
On October 8, 2021, the Company entered into a Sales Agreement with TD Securities (USA) LLC, or TD Cowen, under which the Company was permitted to issue and sell from time to time up to $150.0 million of its ADSs, each representing one ordinary share, through TD Cowen as the sales agent. Pursuant to the Sales Agreement dated October 8, 2021, through February 27, 2025, we sold 5,491,836 ADSs under our ATM offering program, resulting in $54.8 million in net proceeds. On February 27, 2025, the Company entered into a new Sales Agreement under which the Company may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of the Company’s ADSs, if any, will generally be made at market prices. During the three and nine months ended September 30, 2026, the Company sold 1,795,373 ADSs and 1,903,373 ADSs, respectively, under its ATM offering program. For the three-month period, the average price per ADS was $13.8042, resulting in gross proceeds of $24.8 million and net proceeds of $24.2 million. For the nine-month period, the average price per ADS was $13.7736, resulting in gross proceeds of $26.2 million and net proceeds of $25.6 million. As of September 30, 2026, approximately $123.8 million remain available for future sales under the February 27, 2025 Sales Agreement.
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
On August 18, 2023, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell and issue in a private placement transaction, or a PIPE, (i) 16,076,750 ADSs, and (ii) PIPE Warrants to purchase up to 16,076,750 ADSs, at a purchase price of approximately $7.78 per ADS ,and accompanying PIPE Warrant to purchase one ADS. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. The PIPE Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the PIPE Warrants. As of September 30, 2026 PIPE Warrants had been exercised for an aggregate of 8,051,411 ADSs, resulting in proceeds of $80.0 million. During the nine-months ended September 30, 2026, PIPE Warrants were exercised for an aggregate of 4,299,361 ADSs, resulting in proceeds of $42.7 million. The Company may receive up to an additional approximately $79.7 million in gross proceeds if the PIPE Warrants are fully exercised for cash.
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
In February 2026, 35,059,448 2025 ADS Warrants were exercised and the Company received net proceeds of $203.2 million. Upon exercise of these outstanding warrants, the Company issued 15,160,619 ADSs and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 19,898,829 ADSs. During the three-months ended March 31, 2026, 6,000,000 Pre-funded Warrants were exercised resulting in a $33.7 million reduction in warrant liabilities. As of September 30, 2026, 23,848,829 Pre-funded Warrants remain outstanding.
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
As of September 30, 2026, the Company was authorized to issue a total of 223,824 ordinary shares underlying outstanding options granted under the 2017 Plan prior to our initial public offering, or IPO.
2020 Employee Share Purchase Plan
The Company’s 2020 Employee Share Purchase Plan, or the ESPP, provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through termination of the ESPP, by the lesser of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31, (ii) 510,080 ordinary shares or (iii) such lesser number of ordinary shares as determined by the plan administrator.
2020 Share Option Plan
The Company’s 2020 Share Option and Incentive Plan, or the 2020 Plan, allows the compensation and leadership development committee to make equity-based, including options and restricted share units, and cash-based incentive awards to the Company’s officers, employees, directors and other key persons (including consultants).
The Company initially reserved 2,074,325 of its ordinary shares for the issuance of awards under the 2020 Plan. The 2020 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by up to 4% of the outstanding number of ordinary shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation and leadership development committee. The total number of ordinary shares that were authorized for issuance under the 2020 Plan is 14,523,648 shares as of September 30, 2026, of which 3,613,099 shares remained available for future grant.
2022 Inducement Option Award
During 2022, the Company granted a non-qualified share option to purchase up to 600,000 ordinary shares as an inducement grant to our chief executive officer.
2026 Inducement Plan

The Company’s 2026 Inducement Plan, or the Inducement Plan, allows the compensation and leadership development committee to make equity-based awards, including options and restricted share units, exclusively to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, or Rule 5635(c)(4). The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4). The Company reserved 3,500,000 of its ordinary shares for the issuance of awards under the Inducement Plan, of which 2,210,240 shares remained available for future grant as of September 30, 2026.
Share-based compensation expense recorded as research and development and selling, general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,229	$1,224	$3,366	$4,037
Selling, general and administrative	3,223	1,983	8,009	6,701
Total share-based compensation expense	$4,452	$3,207	$11,375	$10,738
8. Net Loss Per Share
The Company computes basic net loss per share by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Net loss reflects the allocation of undistributed earnings to participating securities, including certain pre-funded warrants, pursuant to the two-class method. The Company computes diluted net loss per share by dividing net loss by the weighted-average number of shares and dilutive potential share equivalents then outstanding during the period.
Considered within the weighted-average number of ordinary shares used in net loss per share for the three and nine months ended September 30, 2026 and 2025, are ADSs issuable upon the exercise of the Pre-Funded Warrants, as the Pre-Funded Warrants are exercisable at any time for nominal consideration, and as such are considered outstanding for the purpose of calculating diluted net loss per share.
The Company’s potentially dilutive securities, which include unvested ordinary shares, unvested restricted share units, options granted and equity-classified warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.
The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net loss, as reported	$(9,831)	$(137,717)	$(172,423)	$(193,984)
Adjustment for change in fair value of warrant liabilities	(40,782)	—	—	—
Net loss, for use in diluted loss per share	$(50,613)	$(137,717)	$(172,423)	$(193,984)

Weighted-average common shares - basic	138,719,375	95,337,993	128,084,630	92,646,458
Effect of dilutive securities:
Warrants - liability classified	23,848,650	—	—	—
Weighted-average common shares - diluted	162,568,025	95,337,993	128,084,630	92,646,458

Net loss per common share - basic	$(0.07)	$(1.44)	$(1.35)	$(2.09)
Net loss per common share - diluted	$(0.31)	$(1.44)	$(1.35)	$(2.09)

The following table sets forth the potential ordinary shares excluded from the calculation of diluted net loss per share, because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee share purchase plan	35,129	40,342	35,129	40,342
Unvested restricted share units	1,932,396	770,652	1,932,396	770,652
Share options	10,409,220	7,991,809	10,409,220	7,991,809
Warrants - equity-classified	8,119,561	12,418,922	8,119,561	12,418,922
Warrants - liability-classified	—	43,759,448	21,384,234	43,759,448
	20,496,306	64,981,173	41,880,540	64,981,173

9. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may become involved in litigation or other legal proceedings. The Company records a loss contingency accrual for a legal proceeding when it considers the potential loss probable and it can reasonably estimate the amount of the loss or determine a probable range of loss. The Company provides disclosure when it considers a loss reasonably possible or when it determines that a loss in excess of a reserve is reasonably possible. The Company provides an estimate of such reasonably possible losses or an aggregate range of such reasonably possible losses, unless the Company believes that such an estimate cannot be made. There were no material loss contingencies accrued as of September 30, 2026 or December 31, 2025.
In August 2022, Terran Biosciences, Inc., or Terran, filed a lawsuit against the Company in the U.S. District Court for the District of Maryland asserting claims of trade secret misappropriation under the federal and Maryland state law, as well as a number of state law business-related torts. The trade secret at issue is not used in the Company’s investigational COMP360 psilocybin treatment. Terran does not allege otherwise. Instead, the allegations are directed to publication of the trade secret, not use in any product by Compass. As of the fourth amended complaint entered July 11, 2025, the parties include plaintiffs Terran, the University of Maryland, Baltimore, and Professor Scott Thompson (collectively, the Plaintiffs) and defendants include the Company and two of its former officers and directors (collectively, the Defendants). The complaint sought unspecified compensatory and exemplary damages, reasonable attorneys’ fees and equitable relief, including an injunction enjoining the Company from retaining, using or disclosing the alleged trade secrets. On September 25, 2026, the court denied the Company's motion for summary judgment. The case is scheduled for trial in September 2027. The Company strongly disputes the allegations, believes it has substantial defenses to the claims and intends to defend the matter vigorously. The outcome of the litigation cannot be predicted with certainty, and the Company is unable at this time to reasonably estimate the possible loss, if any.
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
10. Segment Reporting

The Company has one operating segment. The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and Development:
Development expenses	$13,382	$17,862	$48,836	$61,000
Personnel expenses	6,356	6,416	19,716	18,598
Non-cash share-based compensation expense	1,229	1,224	3,366	4,037
Facilities and other expenses[1]	2,491	1,823	7,195	4,895
Selling, General and Administrative:
Personnel expenses	12,944	4,780	26,916	14,459
Legal and professional fees	7,755	4,440	20,160	17,171
Facilities and other expenses[1]	9,057	2,008	17,515	6,224
Non-cash share-based compensation expense	3,223	1,983	8,009	6,701
Total operating expenses	56,437	40,536	151,713	133,085
Loss from operations	(56,437)	(40,536)	(151,713)	(133,085)

Fair value change of warrant liabilities	40,782	(101,318)	(33,879)	(84,398)
Interest income	3,596	1,588	9,759	5,872
Benefit from R&D tax credit	2,048	3,924	7,108	16,659
Interest expense	(1,505)	(1,105)	(4,453)	(3,380)
Foreign exchange gains (losses)	23	(883)	(1,617)	3,599
Other income	556	383	1,586	1,010
Income tax benefit (expense)	1,106	230	786	(261)
Net loss	$(9,831)	$(137,717)	$(172,423)	$(193,984)

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
Our lead development program is in TRD, comprising patients who are inadequately served by current treatment options. In 2018, we received Breakthrough Therapy designation from the U.S. Food and Drug Administration, or the FDA for COMP360 for the treatment of TRD. In November 2021, we announced positive top-line results from our Phase 2b clinical trial evaluating COMP360 for the treatment of TRD. On November 3, 2022, The New England Journal of Medicine published the positive results from our Phase 2b trial. At the time of its completion, this was the largest, randomized, controlled, double-blind psilocybin treatment clinical trial. The objective of the Phase 2b study was to evaluate the efficacy and safety of a single dose of investigational COMP360 psilocybin (25mg or 10mg), compared to 1mg, in patients with TRD. The trial achieved its primary endpoint for the 25mg dose, with a 25mg dose of COMP360 demonstrating a statistically significant and clinically relevant treatment difference against the 1mg dose of COMP360 in reducing depressive symptom severity after three weeks.
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
In June 2025, we reported that the first pivotal trial, the COMP005 trial, achieved its primary endpoint, with a single 25mg dose of COMP360 versus placebo demonstrating a highly statistically significant reduction in symptom severity as measured by MADRS with a p-value of p<0.001 and a clinically meaningful difference of -3.6 in change at six weeks. The COMP005 trial was comprised of three parts: Part A, which concluded during the second quarter of 2025, and was blinded through 6 weeks; Part B, which remained blinded through week 26; and Part C, which contained an open-label treatment part from week 26 to 52.
In February 2026, we announced the successful achievement of the primary endpoint in our Phase 3 COMP006 trial and Part B results from our Phase 3 COMP005 trial. We reported that the COMP006 trial achieved its primary endpoint with two fixed doses, administered 3 weeks apart, of COMP360 25 mg versus 1 mg demonstrating a highly statistically significant reduction in symptom severity with a p-value of <0.001 and a clinically meaningful difference of -3.8 points in change at six weeks.
Following these data read-outs and discussions with the FDA, the FDA granted our request for a rolling review of our NDA, which is ongoing. In April 2026, the FDA issued a National Priority Voucher for COMP360 psilocybin treatment in TRD.

In July 2026, we announced Part B results from our Phase 3 COMP006 trial, which confirm COMP360’s rapid onset and durable profile. The 26-week findings from our Phase 3 COMP006 trial build on previously reported results from our Phase 3 COMP005 trial, which demonstrated rapid onset and durable response to at least 6 months, with a generally well-tolerated and safe profile in people living with TRD.
In September 2026, we announced Part C results from our Phase 3 COMP005 trial. The open-label Part C data demonstrate the following: (i) notable additional benefit was observed with an added reduction in MADRS score leading to an average 13-point reduction from baseline at week 52 and extended out to 1 year for participants who were randomized to the 25 mg arm and received an additional dose in Part C; (ii) for participants in the Placebo arm who received their first dose of COMP360 25 mg in Part C, these findings further reinforce that a single dose of 25 mg has the potential to produce rapid onset, meaningful effect and durability; (iii) for all participants in Part C who received a 25 mg dose, strong response and remission rates were observed with 40%-45% responders and approximately 30% remitters across all timepoints in the 6 weeks post the Part C dose; and (iv) the COMP360 safety profile in Part C is consistent with Parts A and B and continues to show a generally well-tolerated and safe profile with no new safety findings.
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
Since our formation, we have devoted substantially all of our resources to conducting nonclinical studies and clinical trials, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We do not have any therapeutic candidates approved for sale and have not generated any revenue. We have funded our operations primarily with proceeds from the sale of our ordinary shares and ADSs in public and private equity offerings, including in our offerings pursuant to our at-the-market, or ATM, offering program, and proceeds from a loan agreement with Hercules, or the Hercules Loan Agreement.
We have incurred recurring operating losses since our inception. While we reported net income in certain periods, those results were attributable to non-recurring, non-cash items rather than ongoing operations. For the nine months ended September 30, 2026 and 2025, we recognized net losses of $172.4 million and $194.0 million, respectively. In addition, as of September 30, 2026, we had an accumulated deficit of $995.0 million. Our historical losses have resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. In the future, we intend to continue to conduct research and development, nonclinical testing, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated selling, general and administrative expenses, will result in incurring further significant losses until such time as we can generate revenue from sales of COMP360 or other therapeutic candidates sufficient to sustain profitability, if ever. Our operating losses stem primarily from the development of our investigational COMP360 psilocybin treatment for TRD, and we expect they will continue to increase as we complete our rolling NDA submission and prepare for a potential commercial launch, among other activities. In addition, our spending in the future may also increase as we advance our Phase 2b/3 clinical trial in PTSD, or if we choose to expand into additional indications, or initiate the development for different therapeutic candidates. Furthermore, since the completion of our IPO, we have incurred, and expect to continue to incur, significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need additional funding in the longer term to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of COMP360 or other therapeutic candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of September 30, 2026, we had cash and cash equivalents of $444.0 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements” below.
Macroeconomic Conditions and Changes in Regulatory Landscape

We continue to monitor current macroeconomic and geopolitical events, including, among others, financial and economic conditions (such as fluctuating inflation and interest rates, and fluctuations in foreign exchange rates) and the risk of an economic slowdown or recession in the U.S., significant changes in U.S. policies or regulatory environment or disruption to U.S. government agencies, and significant changes in geopolitics and international tensions (such as from the effects from changes in trade policy, announced or future tariff increases, the war between Ukraine and Russia and conflict in the Middle East), for any potential impact that these or other events or conditions may have on our business.
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
Operating Expenses
Research and Development
Research and development activities are central to our business model. Product or therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and related product manufacturing expenses. Having completed clinical development of our investigational COMP360 psilocybin treatment for TRD, we expect expenses associated with our TRD program to decrease, whilst regulatory expenses associated with our rolling NDA submission are expected to increase. We expect expenses associated with our PTSD program to increase as we advance our Phase 2b/3 clinical trial of COMP360 in PTSD. As a result, the level and mix of our research and development expenses may vary as our programs progress through clinical development and regulatory review.
The successful development and commercialization of our investigational COMP360 psilocybin treatment is highly uncertain. This is due to the numerous risks and uncertainties associated with development and commercialization, including the following:
•successful completion of our rolling NDA submission in TRD and successful enrollment in and completion of our Phase 2b/3 trial in PTSD and future clinical trials;
•sufficiency of our financial and other resources to complete the necessary nonclinical studies and clinical trials, including our Phase 3 clinical trials in TRD, and our ability to raise capital on favorable terms or at all;
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
A change in the outcome of any of these variables, amongst others, with respect to the development of our investigational COMP360 psilocybin treatment in nonclinical and clinical development could mean a significant change in the costs and timing associated with the development of our investigational COMP360 psilocybin treatment. For example, if the FDA, the European Medicines Agency, or EMA, the European Commission, or the EC, the Medicines and Healthcare products Regulatory Agency, or MHRA, or another regulatory authority were to require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience additional significant delays in enrollment in any of our planned clinical trials, we could be required to commit significant additional financial resources and time on the completion of clinical development of that therapeutic candidate.
Selling, General and Administrative
We anticipate we will continue to incur significant accounting, audit, legal, regulatory and compliance costs, as well as investor and public relations expenses associated with being a public company. We have also incurred, and expect to continue to incur, significant pre-commercialization expenses as we prepare for the potential commercialization of COMP360, including investments in personnel and planned sales and marketing activities. Subject to FDA approval, we expect these expenses to increase further as we build the capabilities and infrastructure necessary to support potential commercial operations.
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
Based on criteria established by His Majesty’s Revenue and Customs, or HMRC, a portion of expenditures being recognized in relation to our pipeline research and development, clinical trial management and third-party manufacturing development activities was eligible under the new merged regime for the three and nine months ended September 30, 2026 and 2025. Restrictions have also been introduced on relief that may be claimed for expenditure on contracted out R&D activity where the work is undertaken outside the UK, save for certain exceptions. These restrictions and the application of the exceptions have been taken into account in the assessment of qualifying expenditure. We expect such elements to be eligible for R&D incentives in the future although there may be some limitations on expenditure on activities undertaken outside the UK.
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
During the nine months ended September 30, 2026 and 2025, we recorded a tax benefit of $0.8 million and a tax provision of $0.3 million, respectively, related to the corporate income tax obligations of our operating company in the U.S., which generates a profit for tax purposes.
Results of Operations
Comparison for the Three and Nine months ended September 30, 2026 and 2025
The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
OPERATING EXPENSES:
Research and development	$23,458	$27,325	$(3,867)	$79,113	$88,530	$(9,417)
Selling, general and administrative	32,979	13,211	19,768	72,600	44,555	28,045
Total operating expenses	56,437	40,536	15,901	151,713	133,085	18,628
Loss from operations	(56,437)	(40,536)	(15,901)	(151,713)	(133,085)	(18,628)
OTHER INCOME (EXPENSE), NET:
Fair value change of warrant liabilities	40,782	(101,318)	142,100	(33,879)	(84,398)	50,519
Benefit from R&D tax credit	2,048	3,924	(1,876)	7,108	16,659	(9,551)
Interest income	3,596	1,588	2,008	9,759	5,872	3,887
Interest expense	(1,505)	(1,105)	(400)	(4,453)	(3,380)	(1,073)
Foreign exchange gains (losses)	23	(883)	906	(1,617)	3,599	(5,216)
Other income	556	383	173	1,586	1,010	576
Total other income (expense), net	45,500	(97,411)	142,911	(21,496)	(60,638)	39,142
Loss before income taxes	(10,937)	(137,947)	127,010	(173,209)	(193,723)	20,514
Income tax benefit (expense)	1,106	230	876	786	(261)	1,047
Net loss	$(9,831)	$(137,717)	$127,886	$(172,423)	$(193,984)	$21,561

Research and Development
Research and development expenses consist of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Development expenses	$13,382	$17,862	$(4,480)	$48,836	$61,000	$(12,164)
Personnel expenses	6,356	6,416	(60)	19,716	18,598	1,118
Facilities and other expenses	2,491	1,823	668	7,195	4,895	2,300
Non-cash share-based compensation expense	1,229	1,224	5	3,366	4,037	(671)
Total research and development expenses	$23,458	$27,325	$(3,867)	$79,113	$88,530	$(9,417)
For the three and nine months ended September 30, 2026, the decrease in research and development expenses, as compared to the same periods in 2025, was primarily attributable to the following:
•a decrease in development expenses primarily due to lower clinical trial expenses following completion of our Phase 3 program for COMP360 psilocybin treatment in TRD, as well as reduced discovery program expenses following the termination of certain programs in connection with the reorganization that took place in the fourth quarter of 2024 and the termination of related contracts in 2025.
Offset by:
•an increase in facilities and other expenses primarily due to an increase in external consulting fees and contractors.
Notwithstanding recent declines in R&D expenses, we expect to incur significant research and development costs as we advance our Phase 2b/3 clinical trial of COMP360 psilocybin treatment in PTSD, as well as costs related to regulatory activities for COMP360 in TRD following completion of our Phase 3 program.
Selling, General and Administrative
Selling, general and administrative expenses consist of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Personnel expenses	$12,944	$4,780	$8,164	$26,916	$14,459	$12,457
Facilities and other expenses	9,057	2,008	7,049	17,515	6,224	11,291
Legal and professional fees	7,755	4,440	3,315	20,160	17,171	2,989
Non-cash share-based compensation expense	3,223	1,983	1,240	8,009	6,701	1,308
Total selling, general and administrative expenses	$32,979	$13,211	$19,768	$72,600	$44,555	$28,045
For the three and nine months ended September 30, 2026, the increase in selling, general and administrative expenses, as compared to the same periods in 2025, was primarily attributable to commercial readiness activities in advance of potential FDA approval and commercialization of COMP360 for TRD, including investments in commercial infrastructure, market access and reimbursement capabilities, supply chain readiness and other launch preparation activities, as follows:
•an increase in personnel and non-cash share-based compensation expenses as a result of increasing staffing levels to support our commercial preparedness activities;
•an increase in facilities and other expense primarily due to an increase in external consulting fees, contractors, and technology infrastructure and software costs supporting commercial preparedness activities; and
•an increase in legal and professional fees as a result of increased costs associated with consulting services to support our commercial preparedness activities.
We expect to continue to incur significant selling, general and administrative expenses as a result of ongoing requirements as a public company, in addition to ongoing selling, general and administrative support for research and development activities, as well as commercial preparedness activities.We have also incurred significant pre-commercialization expenses as we prepare for the potential commercialization of COMP360 and expect these expenses to increase as we expand our commercial capabilities and advance our launch preparation activities.
Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Fair value change of warrant liabilities	$40,782	$(101,318)	$142,100	$(33,879)	$(84,398)	$50,519
Interest income	3,596	1,588	2,008	9,759	5,872	3,887
Benefit from R&D tax credit	2,048	3,924	(1,876)	7,108	16,659	(9,551)
Interest expense	(1,505)	(1,105)	(400)	(4,453)	(3,380)	(1,073)
Foreign exchange gains (losses)	23	(883)	906	(1,617)	3,599	(5,216)
Other income	556	383	173	1,586	1,010	576
Total other income (expense), net	$45,500	$(97,411)	$142,911	$(21,496)	$(60,638)	$39,142
For the three and nine months ended September 30, 2026, the increase in other income (expense), net as compared to the same periods in 2025, was primarily attributable to the following:
•the change in fair value of the warrant liabilities, primarily driven by the issuance of pre-funded warrants in connection with the February 2026 Offering, the impact of the exercise of all the outstanding warrants issued in the January 2025 Financing, with a portion of such warrants exercised for Pre-funded warrants, and stock price appreciation during the period; and
•an increase in interest income primarily due to interest earned on higher cash deposit levels.
Partially offset by:
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
On February 27, 2025, we entered into a new Sales Agreement under which we may issue and sell from time to time up to $150.0 million of our ADSs, subject to the terms of the Sales Agreement. Sales of our ADSs, if any, will generally be made at market prices. Pursuant to the Sales Agreement dated February 27, 2025, through September 30, 2026, we sold 1,903,373 ADSs under the ATM offering program, resulting in $25.6 million in net proceeds.
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
Within the PIPE agreement, we agreed to sell and issue PIPE Warrants to purchase up to 16,076,750 ADSs. Each PIPE Warrant has an exercise price of $9.93 per ADS and is exercisable for a three-year period beginning in February 2024. As of September 30, 2026, PIPE Warrants had been exercised for an aggregate of 8,051,411 ADSs, resulting in proceeds of $80.0 million. We may receive up to an additional approximately $79.7 million in gross proceeds if the PIPE Warrants are fully exercised for cash.
In January 2025, we completed the 2025 Financing in which we issued and sold ADSs and, in lieu of ADSs, Pre-funded Warrants to certain investors along with accompanying 2025 ADS Warrants to purchase ADSs. The 2025 ADS Warrants had an exercise price of $5.7960 per ADS. In February 2026, all 35,059,448 2025 ADS warrants were exercised and we received net proceeds of $203.2 million. Upon exercise of these outstanding warrants, we issued 15,160,619 ADSs and in lieu of ADSs, to certain institutional investors, Pre-funded Warrants to purchase up to 19,898,829 ADSs.
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
Cash Flows
The following table summarizes our cash flows for each of the periods (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(139,011)	$(119,452)	$(19,559)
Net cash provided by financing activities	433,105	140,525	292,580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	323	(227)	550
Net increase in cash, cash equivalents and restricted cash	$294,417	$20,846	$273,571
Net Cash Used in Operating Activities
Net cash used in operating activities increased during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a $54.4 million decrease in non-cash adjustments, including the gain on change in fair value of warrant liabilities of $50.5 million, partially offset by favorable working capital related activities of $13.3 million and a $21.6 million decrease in our net loss.
Net Cash Provided by Financing Activities
Net cash provided by financing activities increased during the nine months ended September 30, 2026, compared to the same period in 2025, primarily as a result of aggregate net proceeds of $433.1 million from the February 2026 Offering for the issuance of ADSs and Pre-funded warrants, the exercise of the ADS Warrants from the 2025 Financing, from the issuance of debt, from the exercise of the PIPE Warrants and from the issuance of ADSs under the ATM facility; partially offset by the proceeds from the January 2025 Financing for the issuance of ADSs and the Pre-funded Warrants of $140.4 million in 2025.
Funding Requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we complete our rolling NDA submission for COMP360 in TRD and undertake related regulatory activities, advance our Phase 2b/3 clinical trial in PTSD and supporting clinical and nonclinical studies, and continue our manufacturing activities. We are also incurring, and expect to continue to incur, significant pre-commercialization expenses as we prepare for the potential commercialization of COMP360, including investments in personnel and commercial capabilities. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expenses are expected to increase as we:
•complete our rolling NDA submission;
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
•service our outstanding indebtedness;
•may in the future resume and pursue research and development programs for our other nonclinical stage therapeutic candidates and discovery-stage programs and/or develop and seek regulatory approval for any future therapeutic candidates that successfully complete clinical trials;

•establish and expand the number of public healthcare institutions and private clinics that could administer our investigational COMP360 psilocybin treatment if approved;
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
As of September 30, 2026, we had cash and cash equivalents of $444.0 million. We believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization.
Because of the numerous risks and uncertainties associated with research, development and commercialization of therapeutic candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing and completion of our rolling NDA submission and potential commercialization activities;
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
•the costs of developing, testing and deploying technology solutions or paying a third-party to provide such digital technology solutions for use in the conduct of our clinical trials;

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Please see the information pertaining to legal proceedings in "Item 1. Financial Statements—Note 9. Commitments and Contingencies," to the interim consolidated financial statements, which is incorporated by reference herein.
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
We are a clinical-stage biotechnology company and we have not generated any revenue to date. We have incurred significant operating losses since our formation. We have incurred recurring operating losses since our inception. While we reported net income in certain periods, those results were primarily attributable to non-recurring, non-cash items rather than ongoing operations. For the nine months ended September 30, 2026, we recognized net loss of $172.4 million, compared to a net loss of $194.0 million for the nine months ended September 30, 2025. As of September 30, 2026, we had an accumulated deficit of $995.0 million. Our historical losses resulted principally from costs incurred in connection with research and development activities and selling, general and administrative costs associated with our operations. During the term of our pre-funded warrants, or the Pre-Funded Warrants, issued in our registered financing in January 2025, or the January 2025 Financing, and in our underwritten offering in February 2026, or the February 2026 Offering, which are classified as liabilities, our net loss can change significantly quarter to quarter due to non-cash increases or decreases in the fair value of these warrants. We intend to continue to conduct research and development, clinical trials, regulatory compliance, market access and commercialization activities that, together with anticipated selling, general and administrative expenses, will result in incurring further significant operating losses for at least the next several years. Our expected operating losses, among other things, may continue to cause our working capital and shareholders’ equity to decrease. We anticipate that our expenses will increase substantially if and as we, among other things:
•complete our rolling NDA submission;
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
•service our outstanding indebtedness;
•may in the future resume and pursue research and development programs for our other nonclinical stage therapeutic candidates and discovery-stage programs and/or develop and seek regulatory approval for any future therapeutic candidates that successfully complete clinical trials;
•establish and expand the number of public healthcare institutions and private clinics that could administer our investigational COMP360 psilocybin treatment if approved;

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
We have funded our operations since our initial public offering, or IPO, in 2020, through public equity offerings, private placements of ADSs and warrants and debt financing. To become and remain profitable, we will need to continue developing and eventually commercialize treatments that generate significant revenue. This will require us to be successful in a range of challenging activities, including obtaining regulatory approval for COMP360 psilocybin treatment in TRD, completing our Phase 2b/3 clinical trial in PTSD and any other clinical trials of COMP360 or any future therapeutic candidates, training a sufficient number of qualified healthcare professionals to monitor and safeguard participants in our clinical trials, discovering and developing any future therapeutic candidates, obtaining regulatory approval for any future therapeutic candidates that successfully complete clinical trials, and establishing sales and marketing capabilities. Even if COMP360 psilocybin treatment or any of the future therapeutic candidates that we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing COMP360 or any other approved future therapeutic candidate. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.
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
Unless and until we generate product revenue and achieve and sustain profitability, we will need additional funding in the future to sufficiently finance our operations. If the PIPE Warrants outstanding, as of September 30, 2026, are exercised in full for cash, we would receive an additional $79.7 million in gross proceeds. However, because the holders of the PIPE Warrants are not obligated to exercise such warrants, we have not included any anticipated proceeds from such exercises of PIPE Warrants in our estimate of our cash runway. We expect that our cash and cash equivalents of $444.0 million as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based our estimated cash runway on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, such as fluctuating inflation and interest rates, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•the progress, timing and completion of our rolling NDA submission and potential commercialization activities;
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
As of September 30, 2026, we had 8,025,339 outstanding PIPE Warrants. The holders of the outstanding PIPE Warrants are not obligated to exercise the PIPE Warrants, so we may not receive any additional proceeds from the PIPE. The PIPE Warrants are exercisable for a three-year period ending in February 2027 and have an exercise price of $9.93. We believe the likelihood that these holders will exercise the PIPE Warrants, and therefore any cash proceeds that we may receive in relation to the exercise of such PIPE Warrants, will be dependent on the trading price of our ADSs relative to the exercise price and the trading price of our ADSs may not continue to exceed the exercise price of the PIPE Warrants prior to their expiration.
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
As of September 30, 2026, we had 23,848,829 Pre-Funded Warrants outstanding. Each Pre-funded Warrant will be exercisable until it is fully exercised by means of either a cash payment of the exercise price of $0.0001 per ADS or by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of ADSs representing ordinary shares determined according to the formula set forth in the Pre-funded Warrant. Accordingly, we will not receive any meaningful, or potentially any, additional funds upon the exercise of the Pre-funded Warrants. To the extent such Pre-funded Warrants are exercised, additional ADSs will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our ADSs and will increase the number of ADSs and ordinary shares outstanding.

Our history as a clinical stage company, with no approved products to date may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We were formed in 2016 and to date, we have invested most of our resources in developing our investigational COMP360 psilocybin treatment, building our intellectual property portfolio, conducting business planning, raising capital and providing administrative support for these operations. Although we conducted our first Phase 3 program for our COMP360 psilocybin treatment for TRD, we have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial-scale product, conduct sales and marketing activities necessary for successful product commercialization or obtain reimbursement in the countries of sale.
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
We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities or the exercise of the PIPE Warrants, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, if all of the outstanding warrants were exercised, we would issue 31,968,390 ADSs which would result in significant dilution to our shareholders. In addition, we have raised additional funds in the past and may raise additional funds in the future by issuing equity securities under our ATM Facility and, as a result, our stockholders have in the past experienced and may in the future experience dilution. Our Loan Agreement with Hercules includes, and any future debt financing, if available, may involve agreements that include affirmative and negative restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. For example, our Loan Agreement with Hercules contains financial covenants requiring us to maintain certain minimum cash balances beginning October 1, 2027 and we will need to raise additional financing or significantly reduce our operating expenses to maintain compliance with this financial covenant. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic collaborations and alliances, licensing arrangements or monetization transactions with third parties, we may have to relinquish valuable rights to our investigational COMP360 psilocybin treatment or any future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our investigational COMP360 psilocybin treatment or any future therapeutic candidates that we would otherwise prefer to develop and market ourselves. Further, any additional fundraising efforts may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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
We may borrow additional funds of up to $100.0 million in three tranches under the terms of our Loan Agreement. The remaining tranches of term loans under our Loan Agreement with Hercules consist of (i) term loans of up to $30.0 million subject to our achievement of a milestone relating to certain FDA approvals being granted, (ii) term loans of up to $20.0 million subject to our achievement of a specified commercial milestone, and (iii) term loans of up to $20.0 million, plus the $30.0 million that became available to us upon achievement of a specified clinical milestone and any remaining unborrowed amounts from the earlier tranches, subject to the approval of Hercules’ investment committee. If these conditions are met, these remaining tranches may be borrowed in drawings of a minimum of $5.0 million each. Without the achievement of the specified regulatory and commercial milestones and the satisfaction of certain customary conditions, we will not be eligible to draw additional funds under the remaining tranches. If we do not receive approval from Hercules’ investment committee, which is beyond our control, we will not be eligible to draw funds under the final tranche under our Loan Agreement and will not realize the full benefits of our Loan Agreement. If we are unable to draw down additional funding under the terms of the Loan Agreement, our business, financial condition and results of operations may be harmed and we may be required to seek out alternative financing sources which may have less favorable terms.
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
The success of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will depend on several factors, including the following:
•successful completion of our rolling NDA submission, which is our first application for approval of our investigational COMP360 psilocybin treatment;
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
•entry into collaborations to further the development of our investigational COMP360 psilocybin treatment in additional indications and any future therapeutic candidates;
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
•effectively competing, including with respect to cost, with companies developing and commercializing other treatments, including other psilocybin treatments or other psychedelic based treatments, in the indications which our investigational COMP360 psilocybin treatment targets or which we may target in the future;
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
Treatments containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, COMP360 and any future therapeutic candidates we may develop. Opponents of these treatments may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these treatments. For example, we may face media-communicated criticism directed at our clinical development program or, if we successfully obtain regulatory approval for our investigational COMP360 psilocybin, our commercial launch. Adverse publicity from psilocybin misuse or risky behavior associated with recreational use of psilocybin may adversely affect our ability to obtain regulatory approval of our investigational COMP360 psilocybin treatment and, if approved, may adversely affect the commercial success or market penetration achievable by our investigational COMP360 psilocybin treatment. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, our investigational COMP360 psilocybin treatment or any future therapeutic candidates.
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
Before obtaining regulatory approvals for the commercial sale of our investigational COMP360 psilocybin treatment or future therapeutic candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that the applicable therapeutic candidate is both safe and effective for use in each target indication. A therapeutic candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
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
We cannot be certain that our Phase 2b/3 clinical trial in PTSD or any other future clinical trials will be successful. We cannot be certain that the Phase 3 pivotal trials for COMP360 in TRD will be found to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our investigational COMP360 psilocybin treatment. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of COMP360, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with COMP360, we may be delayed in obtaining marketing approval, or we may never obtain marketing approval. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of COMP360 in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
Even if our ongoing clinical trials are successfully completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses and we cannot guarantee that the FDA, the EMA or comparable foreign regulatory authorities will interpret the results as we do, or agree that our clinical trials have been appropriately designed or powered to demonstrate the safety and efficacy of COMP360. Accordingly, more trials could be required before we can obtain regulatory approval for COMP360. To the extent that the results of the trials are not satisfactory to the FDA, the EMA or comparable foreign regulatory authorities for support of a marketing application, approval of COMP360 may be significantly delayed, or we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of COMP360. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. Due to the inherent risk in the development of therapeutic substances, there is a significant likelihood that COMP360 and any future therapeutic candidates will not successfully complete development and receive approval. Many other companies that believed their therapeutic candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for the marketing of their product. If we do not receive regulatory approvals for COMP360 or future therapeutic candidates, we may not be able to continue our operations. Even if regulatory approval is secured for COMP360 or any future therapeutic candidate, the terms of such approval may limit the scope and use of a specific therapeutic candidate, which may also limit its commercial potential.
Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data. This data may not be sufficient to support regulatory submissions or approvals.

We have in the past published and, from time to time in the future we may publish, interim, top-line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of subjects have been enrolled, but before completion of the trial. Similarly, we may report top-line or preliminary results of primary and key secondary endpoints before the final trial results are completed. For example, in the first quarter of 2026, we reported preliminary results from our Phase 3 trials in TRD and in the third quarter of 2026, we reported preliminary 26-week results from our Phase 3 COMP006 trial and 52-week results from our Phase 3 COMP005 trial, and the full results and safety data from our Phase 3 clinical trials in TRD may not be consistent with the preliminary results to date. Interim, top-line and preliminary data from our clinical trials may change as more patient data or analyses become available and are not necessarily predictive of final results. Further interim, top-line and preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available and we issue our final clinical trial report, and as patient enrollment continues in our ongoing or future clinical trials. Interim, top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects or cause the price of our stock to decline.
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
We have not previously completed the submission of a new drug application, or NDA, to the FDA, or a marketing authorization application, or MAA, to the EMA or the MHRA, and have not obtained regulatory approval for COMP360. Before obtaining regulatory approvals for the commercial sale of COMP360 or any future therapeutic candidates, we must demonstrate through lengthy, complex and expensive nonclinical testing and clinical trials that COMP360 and any future therapeutic candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time, and while our rolling NDA submission is in progress, there continues to be a high risk of failure and we may never succeed in obtaining regulatory approval for our investigational COMP360 psilocybin.
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
We have in the past experienced, and may in the future also experience, delays in the development and approval of COMP360. We have recently completed our planned Phase 3 clinical trials for COMP360 in TRD. We have Breakthrough Therapy Designation and have had dialogue with the FDA regarding our Phase 3 trial design, including certain protocol amendments that we implemented in the first half of 2023. In February 2026, we announced the successful achievement of the primary endpoint in our Phase 3 COMP006 trial and Part B results from our Phase 3 COMP005 trial. We reported that the COMP006 trial achieved its primary endpoint with two fixed doses, administered 3 weeks apart, of COMP360 25 mg versus 1 mg demonstrating a highly statistically significant reduction in symptom severity with a p-value of <0.001 and a clinically meaningful difference of -3.8 points in change at six weeks.

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
•the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•the data collected from clinical trials of our investigational COMP360 psilocybin treatment or any future therapeutic candidates may not be sufficient to support regulatory approval of our rolling NDA submission or any other future submission for regulatory approval in the U.S. or elsewhere;
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
The approval process is lengthy and unpredictable and may result in our failing to obtain regulatory approval to market any COMP360 or any future therapeutic candidates, which would significantly harm our business, results of operations and prospects. The FDA, the EMA, the MHRA and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of COMP360 or any future therapeutic candidates and may decide that our data are insufficient for approval or require additional nonclinical, clinical, or other data. Even if we believe the data collected from clinical trials of COMP360 or any future therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, the MHRA or any other regulatory authority. For example, concerns about functional unblinding, expectancy bias or the impact of our model for supporting and monitoring participants in our clinical trials evaluating COMP360 could hinder interpretability or regulatory acceptability of data from clinical trials of our investigational COMP360 psilocybin treatment. If COMP360 or any future therapeutic candidates fails to obtain approval on the basis of any applicable condensed regulatory approval process, this will prevent such therapeutic candidates from obtaining approval on a shortened time frame, or at all, resulting in increased expenses which would materially harm our business.
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
In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the U.S., including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a therapeutic candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
Seeking foreign regulatory approval could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our investigational COMP360 psilocybin treatment and any future therapeutic candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA, EC or MHRA approval. We do not have any therapeutic candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets for COMP360 or any future therapeutic candidates. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our investigational COMP360 psilocybin treatment and any future therapeutic candidates will be harmed.
The results of nonclinical studies and early-stage clinical trials of our investigational COMP360 psilocybin treatment or any future therapeutic candidates may not be predictive of the results of later stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.
Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of COMP360 or any future therapeutic candidates. There is a high failure rate for drugs proceeding through clinical trials, including in Phase 3 pivotal trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.
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
Enrolling and retaining patients to participate in our Phase 2b/3 clinical trial in PTSD or future clinical trials for COMP360 in other indications or any future therapeutic candidates is critical to our success. Patient retention and enrollment depends on many factors, including:
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
•the willingness or availability of patients to participate in our Phase 2b/3 clinical trial in PTSD or future clinical trials due to a number of factors, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance, any public health crisis or other factors;
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
In addition, any negative results we may report in clinical trials of COMP360 or any future therapeutic candidates may make it difficult or impossible to recruit and retain a sufficient number of enrolled patients to complete our Phase 2b/3 clinical trial in PTSD and to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial of COMP360 or any future therapeutic candidates have in the past and will in the future likely increase our costs, delay the timeframe in which the results of our clinical trials will become available, slow down the regulatory approval process and delay or potentially jeopardize our ability to commence sales of our investigational COMP

360 psilocybin treatment, if approved, and generate revenue. For example, in our clinical trials for TRD, reviewing and verifying a participant’s medical records to confirm such participant meets the inclusion criteria for TRD was time-consuming and administratively burdensome, which initially delayed the screening process for those clinical trials. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of COMP360 or any future therapeutic candidates.
Further, timely enrollment and patient retention in our Phase 2b/3 clinical trial in PTSD or future clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites may be located in regions which may in the future be impacted by pandemics or public health crises. In addition, in the past, enrollment in our trials was adversely affected as a result of the COVID-19 pandemic due to limited availability of participants, the inability of patients, healthcare professionals to participate in our trials, interruptions in supply chains and delays with regulators and other similar bodies. The conduct of our trials may continue to be adversely affected by future public health crises or pandemics, despite efforts to mitigate this impact.
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
If our investigational COMP360 psilocybin treatment is approved for commercial sale, we plan on establishing our own market access and commercialization capabilities in primary markets in North America. In select geographies, we might also consider relying on the support of a Contract Sales Organization, or CSO, or enter into commercialization arrangements with companies with relevant commercialization capabilities. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our treatments effectively or to market our treatments effectively since we have limited organizational experience in the sales and marketing of therapeutic substances. In addition, we may not be able to launch our treatments on an accelerated timeline or at all. In addition, recruiting and training a sales force is expensive and time-consuming, and could delay any therapeutic launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our treatments on our own include:
•an insufficient number of adequately trained healthcare professionals to meet the demand for COMP360 psilocybin treatment;
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
We may never have a product that is commercially successful. To date, we have no product authorized for marketing. We must make substantial additional investments to complete our NDA submission to the FDA for review, successfully obtain FDA approval, secure federal and state rescheduling for COMP360, and build a sales and marketing organization before we can generate any product revenue. Furthermore, if approved, our COMP360 psilocybin treatment may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and negative media coverage of psychedelic substances, including psilocybin. As a result, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our investigational COMP360 psilocybin treatment may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable.
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
If we are unable to establish a sufficient number of third-party treatment sites certified under applicable standards, including regional, national, state or other applicable standards as needed to administer our COMP360 psilocybin treatment if regulatory approval is obtained, including the certifications that such third-party treatment sites may require, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations and commercialization efforts. We expect the healthcare professionals to be employed by the third-party treatment sites where the healthcare professionals administer our treatments. Third-party treatment sites could, for a number of reasons, demand higher payments for our treatments or take other actions to increase their income from selling our treatments, which could result in higher costs for payors and for our patients to get access to our treatments. For example, legal regimes may have higher levels of licensure which force us to contract with third-party treatment sites that demand higher payment rates to administer our COMP360 psilocybin treatment, if regulatory approval is obtained. In addition, third-party treatment sites may have difficulty meeting any applicable regulatory or accreditation requirements.
Given the novel nature of our treatment, third-party treatment sites may face additional financial and administrative burdens in order to deliver any approved treatment, including adhering to a REMS plan in the U.S. or a Risk Management Program, or RMP, in Europe. The process for a third-party treatment site to obtain a certificate under a REMS plan can be very costly and time-consuming, which could delay a third-party treatment site’s ability to provide our treatments and materially adversely affect our commercialization trajectory. Furthermore, third-party treatment sites will need to ensure that they have the necessary infrastructure and equipment in order to deliver our investigational COMP360 psilocybin treatment, such as adequate audio-visual equipment, ancillary equipment and sufficient treatment rooms. This may deter third-party treatment sites from providing our therapeutic candidate and reduce our ability to expand the number of third-party treatment sites able to deliver our investigational COMP360 psilocybin treatment, if approved, and generate revenue. Our ability to develop and maintain satisfactory relationships with third-party treatment sites may otherwise be negatively impacted by other factors not associated with our operations and, in some instances, outside of our direct or indirect control, such as negative perceptions regarding the medical use of psilocybin or other psychedelic drugs, changes in Medicare and/or Medicaid or commercial payors reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and the providers. Reimbursement levels may be inadequate to cover third-party treatment sites’ costs of delivering our investigational COMP360 psilocybin treatment. The failure to maintain or to secure new cost-effective contracts with third-party treatment sites may result in a loss of or inability to grow the number of third-party treatment sites, patient base, higher costs to our patients and us, healthcare provider network disruptions and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
As therapeutic candidates are developed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way in an effort to optimize processes and results. Any of these changes could cause our investigational COMP360 drug product or any future drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of COMP360 or any future therapeutic candidates and jeopardize our ability to commence product sales and generate revenue and add commercial manufacturing capacity in the U.S.
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
In June 2025, the FDA announced the creation of a new program, the National Priority Review pilot program, to expedite the development and approval of drug products with potential to address a major national priority, such as addressing a large unmet medical need, reducing downstream health care utilization, addressing a public health crisis, boosting domestic manufacturing, or increasing medication affordability. The FDA has stated that voucher recipients will receive a decision on an accelerated basis within 1-2 months following filing of a complete application for the relevant drug or biologic candidate, as well as enhanced communication with review staff throughout the development process prior to final submission of the application and during the review period. However, receipt of the National Priority Review voucher does not guarantee that our rolling NDA submission will be approved by FDA. The FDA has stated that the review time for an application of a National Priority Review recipient may be extended, including because the application is incomplete, there are manufacturing violations, if the results of pivotal trial(s) are ambiguous, if the review is particularly complex, or for other reasons deemed appropriate by the FDA. The National Priority Review program is in pilot stage, so its implementation, operation, and ultimate benefits or impacts are subject to uncertainty.

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
Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the U.S., there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city of Denver voted to decriminalize the possession of psilocybin in 2019, and in Oregon, Measure 109 was passed in November 2020 to pave the way for the legal use of “psilocybin products,” including naturally-derived psilocybin substances, in licensed facilities with supervision by licensed facilitators. Oregon psilocybin service centers opened and licensed facilitators began offering psilocybin services to adults over the age of 21 in January 2023. In November 2022, voters in Colorado approved a ballot measure legalizing the use of naturally-derived psilocybin and psilocin in state-regulated centers under the supervision of state-licensed facilitators and Colorado began accepting licensing applications on December 31, 2024. In April 2025, New Mexico’s governor signed SB 219, the Medical Psilocybin Act, which provides for a medical program for naturally-derived psilocybin. This bill creates a regulated medical psilocybin program overseen by the New Mexico Department of Health, allowing licensed healthcare providers to prescribe naturally-occurring psilocybin to patients with qualifying conditions, including, among others, TRD and PTSD. The program was originally expected to take effect in 2028; however, the state has announced plans to start this program in December 2026. In January 2026, New Jersey’s governor signed law Senate Bill No. 2283 (2R), establishing the Psilocybin Behavioral Health Access and Therapy Pilot Program. This bill appropriates $6.0 million of funding and authorizes a regulated pilot program designed to evaluate the safety, efficacy and feasibility of psilocybin which will be overseen by the NJ Department of Health. The research funded and completed through this pilot program in New Jersey will comply with FDA and DEA regulations, as New Jersey evaluates whether it can establish a safe, legal, and affordable medical psilocybin care delivery system. Some cities have also passed measures that decriminalize or minimize enforcement actions for psilocybin, including, for example, Washington, D.C. (November 2020), Somerville, Massachusetts (January 2021), Cambridge, Massachusetts (February 2021), Northampton, Massachusetts (April 2021), Seattle, Washington (October 2021), San Francisco, California (September 2022), Minneapolis, Minnesota (July 2023) and Portland, Maine (October 2023). The legalization of psilocybin without regulatory oversight or with minimal regulatory oversight may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to achieve regulatory approval. Furthermore, the legalization of psilocybin could also impact our commercial sales if we receive regulatory approval as it would reduce the barrier to entry and could increase competition.
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
The growing legislative and enforcement interest in the United States with respect to drug pricing practices has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or the IRA, for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, or OBBBA, this restriction was eliminated; effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA and the OBBBA on our business and the healthcare industry in general are not yet known.
On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Trump Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs: the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs model, or GUARD, for Medicare Part D. On October 2, 2026, CMS finalized the GLOBE regulation, effective November 30, 2026, as a mandatory CMS Innovation Center payment model under Section 1115A of the Social Security Act. As finalized, GLOBE will require manufacturers of specified single source drugs and sole source biologics (within designated therapeutic classes and that have incurred more than $100 million of Medicare Part B spending over a 12-month period) to pay incremental rebates based on an alternative, internationally benchmarked calculation of the existing Medicare Part B drug inflation rebate. GLOBE will begin on January 1, 2027 with the collection of voluntary manufacturer-submitted international drug net pricing data, and will be tested over 5 performance years, running from April 1, 2027 through March 31, 2032. The associated payment period will run from April 1, 2027 through March 31, 2034. GLOBE excludes orphan-only drugs, cell and gene therapy products, plasma-derived products, and drugs with an effective Medicare-negotiated maximum fair price.
GUARD remains a proposed regulation that has not been finalized and, as proposed, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies, with its performance period proposed to begin in 2027. The GLOBE model and the proposed GUARD model will likely be subject to legal challenges that could delay implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid model, or the GENEROUS Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.
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
As of January 2026, 20 states now have similarly comprehensive privacy laws in effect, adding complexity, variation in requirements, restrictions and potential legal risk, requiring additional investment of resources in compliance programs. The existence of comprehensive privacy laws in different states may also increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. These laws may also impact our strategies, the availability of previously useful data and could result in increased compliance costs as well as other changes in our business practices and policies.

Several states are also specifically regulating health information and other specific categories of personal information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject, if enacted. Likewise, a small number of states, including Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information.
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
The UK data protection regime is independent from but currently still aligned with the EEA’s data protection regime. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. Similarly, the UK Data (Use and Access) Act 2025 is now in full force and may further differentiate the UK and EEA data protection regimes. Following the entry into force of the Act, the European Commission renewed the EU–UK adequacy decisions for another six years, meaning the UK’s data protection framework is still considered to provide “essentially equivalent” safeguards to the EU’s GDPR. While this renewal reduces immediate adequacy concerns, future divergence remains a possibility. Such divergence between the EU GDPR and UK GDPR would create additional regulatory uncertainty increasing legal risk, complexity and compliance cost to our handling of personal data. This may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and the EEA.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. Even if patents do successfully issue and even if such patents cover COMP360 and any future therapeutic candidates, third parties may initiate an opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation proceedings in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. For example, although a third party petition filed in 2021 was ultimately denied by the Patent Trial & Appeal Board of the U.S. Patent and Trademark Office, or the USPTO Board in May of 2023, we cannot provide any assurances that we will successfully defend ourselves against any future patent challenges.
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
For example, we sometimes collaborate with U.S. and foreign academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our applicable investigational treatment or program.
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
We rely, and expect to continue to rely, on third parties, including independent clinical investigators, academic collaborators and contract research organizations, to conduct our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our investigational COMP360 psilocybin treatment or any future therapeutic candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic collaborators and third-party contract research organizations, or CROs, to conduct our nonclinical studies and clinical trials and to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA, the MHRA and comparable foreign regulatory authorities for all of our treatments in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our investigators, academic collaborators or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the MHRA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure, or the failure of our third-party contractors and CROs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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
Additionally, the FDA or comparable foreign regulatory authorities may disagree with the sufficiency of our right of reference to the nonclinical, manufacturing or clinical data generated by these IISs, or our interpretation of nonclinical, manufacturing or clinical data from these IISs. If so, the FDA or other comparable foreign regulatory authorities may require us to obtain and submit additional nonclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials.
Risks Related to Our Business Operations, Managing Growth and Employee Matters
Our future growth and ability to compete effectively depends on our ability to manage senior management changes and our ability to retain our key personnel and recruit additional qualified personnel, and on the key personnel employed by our collaborative partners.
Our success depends upon the continued contributions of our key executives, managers, scientific and medical personnel, many of whom have been instrumental for us and have substantial experience with our treatments and related technologies, and our ability to recruit sales and marketing professionals to grow our commercial organization in advance of our anticipated commercial launch of COMP360 psilocybin treatment, subject to regulatory approval. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance. The loss of key executives, managers and senior scientists or medical personnel could delay our research and development activities. The failure to recruit a sufficient number of qualified sales and marketing professionals could delay or negatively impact our anticipated commercial launch. In addition, we may experience increased employee turnover as a result of general market conditions and a competitive talent market, as well as company-specific factors, such as a decline in the price of our ADSs, business performance, and leadership changes. If we are not successful in managing any future changes in senior management, it could negatively impact our corporate culture, negatively impact our relationships with employees, investors, suppliers, CROs, principal investigators, key opinion leaders, regulators and other key stakeholders, or otherwise disrupt our business operations, which could have a material adverse effect on our business and prospects. In addition, our ability to compete in the highly competitive pharmaceutical and biotechnology industry depends upon our ability to attract and retain highly qualified management, sales and marketing, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psilocybin or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific and medical personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
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
We are exposed to the risk that our employees, independent contractors, principal investigators, institutions and researchers of IISs, CROs, consultants, vendors, third-party treatment sites, healthcare professionals or other qualified professionals and collaboration partners may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless and negligent conduct or unauthorized activities that violate, among other things: (i) the regulations of the FDA, the EMA, the MHRA and other comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our nonclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.
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
The pharmaceutical and psychedelic industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, universities and other research institutions. We may also face competition from 501(c)(3) non-profit medical research organizations, including the Usona Institute, which, in August 2023, published results from its Phase 2, double-blind, placebo-controlled study evaluating a single dose of psilocybin to treat major depressive disorder. In March 2024, Usona Institute announced the launch of its Phase 3 trial evaluating the efficacy and safety of psilocybin 25 mg as a treatment for major depressive disorder, which was expected to enroll approximately 240 adult patients, and Usona announced that it completed enrollment in its Phase 3 trial in November 2025. In April 2026, the FDA issued a National Priority Review voucher to Usona for its psilocybin as a treatment for major depressive disorder. Such non-profits may be willing to provide psilocybin-based products at cost or for free, which could adversely affect the potential market for COMP360. In addition, a number of competitors are pursuing the development of psilocybin, including Helus Pharma, and other psychedelic compounds to treat mental health illnesses, including TRD. Helus Pharma is conducting a Phase 3 program for its proprietary novel serotonergic agonists (a proprietary deuterated psilocin analog) for the adjunctive treatment of major depressive disorder, which includes two Phase 3 trials and is expected to enroll approximately

550 adult patients, with the first Phase 3 trial expected to report top-line data in the fourth quarter of 2026. In addition, an increasing number of companies are stepping up their efforts in discovery of new psychedelic compounds. It is also probable that the number of companies seeking to develop psychedelic products and treatments for mental health illnesses, such as depression, will increase. If any of our competitors is granted an NDA for their psychedelic treatments before us and manages to obtain approval for a broader indication, such as major depressive disorder, and thus access a wider patient population, we may face more intensified competition from such potential psychedelic treatments and increased difficulties in winning market acceptance of our investigational COMP360 psilocybin treatment or any future therapeutic candidates. All of these risks are heightened because other psilocybin-based products, which may lack patent protection, may be deemed an appropriate substitute for COMP360.
We face competition from major pharmaceutical, biopharmaceutical and biotechnology companies who have developed or are developing non-psilocybin or psychedelic based treatments for the treatment of MDD and TRD, and will face future competition for any other indications we may seek to treat with our investigational COMP360 psilocybin treatment. There are a number of companies that currently market and sell products or treatments, or are pursuing the development of products or treatments, for the treatment of depression and PTSD, including antidepressants such as SSRIs and serotonergic norepinephrine reuptake inhibitors, or SNRIs, antipsychotics, cognitive behavioral therapy, or CBT, psilocybin and other psychedelics, esketamine and ketamine, repeat transcranial magnetic stimulation, or rTMS, electroconvulsive therapy, or ECT, vagus nerve stimulation, or VNS, and deep brain stimulation, or DBS, among others. In addition, large pharmaceutical companies have shown increased interest in psychedelic medicines, with significant recent acquisitions of companies developing psychedelic based product candidates, including Eli Lily's acquisition of AtaiBeckley, Otsuka Pharmaceutical's acquisition of Transcend Therapeutics, and Abbvie's acquisition of Gilgamesh Pharmaceuticals' Bretisilocin compound. Many of these pharmaceutical, biopharmaceutical and biotechnology competitors have established markets for their treatments and have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market superior products or treatments. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA, European Commission or MHRA approval for alternative or superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
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
We may in the future make additional acquisitions or investments to add employees, complementary companies, treatments, products, solutions, technologies, or revenue. These transactions could be material to our business, financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition or investment candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions or investments on favorable terms, if at all. The process of integrating an acquired company, business or technology and managing our future investments may create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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
Digital technologies used in our clinical trials may fail, which may adversely affect our business, financial condition and results of operations.
We currently employ digital technologies to educate patients and healthcare professionals in our clinical trials and collect audio/video recordings. We rely on third-parties to provide us with digital technology services that are used in the conduct of certain of our clinical trials. There can be no assurance that these digital technologies do not or will not have inaccuracies or errors. As with any digital technology, poor performance, unreliability or errors or inaccuracies may adversely impact the conduct of our clinical trials, our reputation and our plans to use digital technologies to complement our investigational treatments. Our efforts to maintain and optimize the digital technologies used in the conduct of our clinical trials or to develop or acquire alternate technologies if required for the conduct of our clinical trials may involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing our clinical trials or other key elements of our strategy. If our efforts to maintain or optimize our current digital technologies, or, if needed, develop or acquire additional or alternate digital technologies are unsuccessful, it may have a materially adverse impact on the conduct of our trials, future prospects and financial position.
Digital technology solutions used in our clinical trials could be leveraged to compromise sensitive information related to our business, patients, healthcare professionals, third-party treatment sites and collaborators, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
Digital technology solutions used in our clinical trials may involve the collection, storage, usage or disclosure of confidential and sensitive data, including protected health information, or PHI, and other types of personal data or personally identifiable information, or PII. For example, as part of our clinical trials, we may use digital technology solutions to record therapeutic sessions. We may also process and store, and use additional third parties to process and store, confidential or sensitive information, including intellectual property and other proprietary business information of ours and our third-party collaborators.
We are highly dependent on information technology networks and systems, including the internet and external cloud providers, to securely process, transmit and store this critical information. Security incidents or breaches of this infrastructure, including cybersecurity incidents, physical or electronic break-ins, computer viruses, attacks by hackers, data breaches, and employee or contractor error, negligence or malfeasance, could create system disruptions, shutdowns or unauthorized disclosure or modifications of confidential information, causing patient health information to be accessed, acquired or altered without authorization or to become publicly available. In addition, we use certain systems that rely on machine learning systems or artificial intelligence, or AI, which are complex and may have errors or inadequacies that are not easily detectable. These machine learning systems or AI may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our guiding principles, and mission. Any errors or vulnerabilities discovered in our systems or data could also result in damage to our reputation or liability for damages, any of which could adversely affect our growth prospects and our business.

We utilize third-party service providers for important aspects of the collection, storage and transmission of patient information, and other confidential and sensitive information as well as encryption of data at rest and in transit, along with appropriate system logging and access controls, and therefore rely on third parties to manage functions that have material cybersecurity risks. We and our third party service providers are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, social engineering (including phishing attacks), hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack or otherwise exploit any vulnerabilities in our systems or those of our third party service providers, or attempt to fraudulently induce our employees, consumers, third party service providers or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. These types of incidents continue to be prevalent and pervasive across industries, including in our industry, and are being facilitated or enhanced by evolving technologies, including AI. While we take certain administrative and technological safeguards designed to address these risks, measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions. Like other companies in our industry, we, and our third party vendors, have experienced cybersecurity incidents relating to our information technology systems and infrastructure, and the systems of our third party vendors.
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
A pandemic, epidemic, or outbreak of an infectious disease or other public health crises may materially and adversely affect our business, including our nonclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results.

The future extent of the impact of any public health crisis on our nonclinical studies or clinical trial operations, our supply chain and manufacturing and our office-based business operations, will depend on future developments, which remain highly uncertain and cannot be predicted with confidence. Such events could result in disruptions to patient enrollment, clinical site operations, significant and material disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of COMP360 and any future therapeutic candidates due to a public health crisis. Future developments are inherently hard to predict and there can be no guarantee we will not face difficulties or additional costs in enrolling and retaining patients in our Phase 2b/3 clinical trial in PTSD or any future clinical trials, that we will be able to achieve full enrollment of our planned studies within the timeframes we anticipate, or at all, or that supply disruptions would not adversely impact our ability to initiate and complete nonclinical studies or clinical trials. Any public health crisis may in the future affect employees of third-party CROs that we rely upon to carry out our clinical trials and may cause disruptions that could severely impact our business and clinical trials, including the diversion of healthcare resources away from our clinical trials, the interruption of key clinical trial activities, delays in receiving authorizations from regulatory authorities, changes in local regulations, supply chain disruptions and continued volatility in the public equity markets and global economic disruptions, among other things.
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
The increasing use of artificial intelligence presents new risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
We may use, and our vendors may incorporate AI, both through our own development and through the adoption of commercially available tools. Our use and adoption of AI presents risks and challenges that could adversely impact our business, including risks relating to cybersecurity, data privacy, information technology, confidentiality, and intellectual property. Our use of AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement.
Our vendors may incorporate AI tools into their offerings, and the providers of these tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data protection, and may inhibit our or our vendors' ability to maintain an adequate level of service and security. In addition, the adoption of AI tools by our vendors may create content, analyses or recommendations without human intervention that take or suggest actions based on incomplete or inaccurate data, "hallucinatory" inferences, or flawed training inputs or contain copyrighted or other protected material. If we use this flawed or protected content or materials to our detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. If our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed.
The relative newness of the technology, the speed at which it is being adopted, and the paucity of laws, regulations or standards expressly and specifically governing its use increases these risks.
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
•the time period during which we complete our rolling NDA submission;
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
In recent years, the stock markets, and particularly the stock of pharmaceutical and biotechnology companies, at times have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our ADSs could decline for reasons unrelated to our business, financial condition or results of operations. Since our ADSs were sold in our IPO at a price of $17.00 per ADS, our ADS price has fluctuated significantly, ranging from an intraday low of $2.25 to an intraday high of $61.69 for the period beginning September 18, 2020, our first day of trading on The Nasdaq Global Select Market, through October 30, 2026. If the market price of our ADSs does not exceed the price at which you acquired them, you may not realize any return on your investment in us and may lose some or all of your investment.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, each year in our annual reports on Form 10-K, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As we will qualify as a large accelerated filer as of December 31, 2026, we will in future years, after a transition period, require an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, in future years an attestation report on internal control over financial reporting issued by our independent registered public accounting firm will be required and if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ADSs could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to stockholder litigation, which could have an adverse impact on the market price of our ADSs and cause us to incur additional expenses.
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
We are incorporated and have our registered office in, and are currently existing under the laws of, England and Wales. In addition, most of our tangible assets are located, and many members of our senior management and certain of our directors reside, outside of the U.S. As a result, it may not be possible to serve process within the U.S. on certain directors or us or to enforce judgments obtained in U.S. courts against such directors or us based on civil liability provisions of the securities laws of the U.S. As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws. In order to effect service on such persons, it is likely that investors would need to rely on the Hague Convention on the Service Abroad of Judicial and Extrajudicial Documents in Civil or Commercial Matters, or Hague Service Convention, to which the U.S. and the UK are both signatories. While there are a number of methods of service available, generally service of U.S. proceedings in the UK is effected through the Central Authority for the UK (the Senior Master of the King’s Bench Division of the High Courts of Justice in London) which specifies certain procedural requirements.
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
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, but not longer than the duration of the authority to allot shares to which this disapplication relates or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Such authorities from our shareholders to disapply preemptive rights for a period of five years were included in the special resolutions passed by our shareholders on May 9, 2024 and June 12, 2025, respectively, for which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
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
Due to the international scope of our operations, our assets, earnings, expenses and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the Pound Sterling and the Euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the U.S. dollar (except that the functional currency of our UK subsidiary is the Pound Sterling) and the majority of our operating expenses are paid in both Pound Sterling and U.S. dollars. We also regularly acquire services, consumables and materials in U.S. dollars, Pound Sterling and the Euro. Further potential future revenue may be derived from abroad, particularly from the U.S. As a result, our business and the price of our ADSs have been affected, and may in the future be affected, by fluctuations in foreign exchange rates between the Pound Sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 2 in the notes to our annual consolidated financial statements for a description of foreign exchange risks.
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
Our results of operations have in the past been, and could in the future be, adversely affected by general conditions in the global economy, geopolitics and the global financial markets. Key national economies, including the U.S. and UK, have been affected from time to time by economic downturns or recessions, government shutdowns, supply chain constraints, fluctuating inflation and interest rates, international tariffs, changes in international trade relationships, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. For example, while we do not have activities in Russia and Ukraine or the Middle East, the ongoing conflicts and any further escalation of geopolitical tensions related to these conflicts, including the imposition of sanctions by the U.S. and other countries, has and could result in, among other things, supply disruptions, fluctuations in foreign exchange rates, increased probability of a recession and increased volatility in financial markets. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Furthermore, the global markets have experienced volatility from the effects of announced or future tariff increases by the U.S. and such tariffs or increasing international tension have in the past, and may in the future, lead to increased economic uncertainty, raise the possibility of an economic slowdown, impact supply chains or have other adverse consequences on our business. In addition, the U.S. government has implemented additional, and may in the future adjust, tariffs on pharmaceuticals and pharmaceutical ingredients in the future. Any of these disruptions could adversely affect our businesses, results of operations and financial condition.
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
Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted, and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation, the operation of governmental agencies that regulate our business and other areas. For example, increasing international trade tensions has resulted in increased volatility in the financial markets and increased economic uncertainty. In addition, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. For example, under Section 174 of the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31 2024. The OBBBA contains a variety of provisions that could impact our business and results of operations, including certain changes to Medicaid and the ACA, among other provisions, and we will continue to evaluate the potential impact as further information becomes available. Additional federal and state guidance is expected to be issued in the future in order to implement these OBBBA provisions and may adversely impact our business and results of operations. Although we cannot predict the impact, if any, of these changes to our business, they have resulted in increased market volatility in the past and could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Given our reliance on technological infrastructure, we continue to evaluate internal security measures and policies. Our internal computer systems, which are managed partially by a third party, and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, pandemics and telecommunications and electrical failure. Any system failure, accident or cybersecurity incident, compromise or data breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our therapeutic development programs. In addition, our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Cybersecurity incidents and data breaches have been increasing in sophistication and frequency and can include third parties gaining access to employee or clinical trial data using stolen or inferred credentials, computer malware, viruses, spamming, social engineering (including phishing attacks), ransomware, card skimming code, inadvertent or wrongful conduct by our employees or vendors, and other deliberate attacks and attempts to gain unauthorized access. While we have implemented security measures designed to protect our systems and confidential and sensitive data, there can be no assurance that these measures will be effective. While we conduct periodic penetration testing and perform security monitoring, as the techniques used by adversaries who may attempt to penetrate and sabotage our network security or our website change frequently, are often sophisticated in nature, are facilitated or enhanced by evolving technologies, including AI, and may not be recognized until launched against a target, we may be unable to anticipate these techniques, and the costs to protect our network and systems may increase.
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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table summarizes the surrenders of our equity securities during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1 to July 31, 2026	—	—	—	—
August 1 to August 31, 2026	5,962	11.25	—	—
September 1 to September 30, 2026	—	—	—	—
Three Months Ended September 30, 2026	5,962	11.25	—	—
(a) Represents ordinary shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of equity awards under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
INDEX

Exhibit Number	Description	Incorporation by reference
		Schedule/Form	File Number	Exhibit	File Date
3.2	Articles of Association of COMPASS Pathways plc.	Form F-1/A	333-248484	3.2	9/14/2020
4.1	Deposit Agreement.	Form F-6/A	333-248514	99.(A)	9/17/2020
4.2	Form of American Depositary Receipt (included in exhibit 4.1).
4.3	Form of Pre-funded Warrant	8-K	001-39522	4.1	02/19/2026
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Principal Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Principal Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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

COMPASS PATHWAYS PLC

Date:	November 3, 2026	By:	/s/ Kabir Nath
Kabir Nath
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)